Form 10-Q
period 1996-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 1996-08-13
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


  (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 1996 or

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 Commission file number: 0-28432

           Boston Communications Group, Inc.
           ---------------------------------
           (Exact name of registrant as specified in its charter)


            Massachusetts                                 04-3026859
     -----------------------------                    -----------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.

           100 Sylvan Road, Woburn, Massachusetts 01801
           --------------------------------------------
           (Address of principal executive offices)

Registrant's telephone number, including area code: (617)692-7000
- -----------------------------------------------------------------

Former address - One McKinley Square, Boston, Massachusetts 02109
- -----------------------------------------------------------------
(Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of August 1, 1996 the Company had outstanding 12,696,834 shares of common stock, $.01 par value per share.

                                     INDEX

                                                            PAGE NUMBER

PART 1.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets.............................3

          Consolidated Statements of Operations...................4

          Consolidated Statements of Cash Flows...................5

          Notes to Consolidated Financial Statements..............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................8

          Certain Factors That May Affect Future Results.........11

PART II.  OTHER INFORMATION:


Item 6.   Exhibits and Reports on Form 8-K.......................14

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                                   December 31,    June 30,
                                                            1995           1996
                                                         -----------     -------
                                                                       (unaudited)
Current assets:

Cash                                                        $   253      $22,847
Accounts receivable, net of allowance for
 billing adjustments and doubtful accounts
 of $ 884 in 1995 and $1,264 in 1996                          6,250       10,563
Deferred income taxes                                         1,800        1,275
Prepaid expenses and other assets                               195          817
                                                            -------      -------
Total current assets                                          8,498       35,502

Property and equipment, net                                   4,884        8,750

Goodwill, net                                                     -        2,499
Other assets                                                    232          412
                                                            -------      -------
  Total assets                                              $13,614      $47,163
                                                            =======      =======


LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                            $ 1,277      $ 1,344
Accrued expenses                                              4,429        6,135
Current portion of capital lease obligations                      -          457
Income taxes payable                                            710          310
                                                            -------      -------
    Total current liabilities                                 6,416        8,246

Capital lease obligations, net of current portion                 -          979

Redeemable Preferred Stock, nonvoting,
 par value $100 per share, 13,000 shares
 authorized, 11,871 and 0 shares issued and
 outstanding in 1995 and 1996                                15,896            -
Shareholders' deficit:
 Convertible Preferred Stock, $1.00 par
 value per share, 1,325 shares authorized,
 850 shares in 1995 and 0 shares in 1996 issued
 and outstanding                                                  1            -
Common Stock, voting, par value $.01 per share,
 35,000,000 shares authorized, 3,335,985 shares
 in 1995 and 12,278,288 shares in 1996 issued
 and outstanding                                                 33          123
Additional paid-in capital                                    1,016       47,441
Accretion of dividend on redeemable preferred stock          (4,025)           -
Accumulated deficit                                          (5,723)      (9,626)
                                                            -------      -------
    Total shareholders' equity (deficit)                     (8,698)      37,938
                                                            -------      -------
    Total liabilities, redeemable preferred stock
    and shareholders' equity                                $13,614      $47,163
                                                            =======      =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     THREE MONTHS                SIX MONTHS
                                                                     ENDED JUNE 30,             ENDED JUNE 30,
                                                                   1995          1996         1995          1996
                                                              ---------------  --------  ---------------  --------
Service revenues:
  Calling service revenues                                       $6,579        $ 8,327       $11,185      $15,541
  Carrier support service revenues                                1,934          3,303         3,246        7,150
  Prepaid network services                                            -             69             -           69
System revenues                                                       -          1,141             -        1,233
                                                                 ------        -------       -------      -------
                                                                  8,513         12,840        14,431       23,993

Expenses:
  Cost of service revenues                                        6,568          9,465        11,202       17,775
  Cost of system revenues                                             -            553             -          590
  Engineering, research and development                             168            744           267        1,163
  Sales and marketing                                               475            638           873        1,196
  Related party management fees                                     252              -           504          252
  General and administrative                                        333            621           658        1,103
  Depreciation and amortization                                     210            477           385          837
                                                                 ------        -------       -------      -------

Total operating expenses                                          8,006         12,498        13,889       22,916
                                                                 ------        -------       -------      -------

Operating income                                                    507            342           542        1,077
Interest expense, net                                                35             75            51           81
                                                                 ------        -------       -------      -------

Income from continuing operations
  before income taxes                                               472            267           491          996
Provision for income taxes                                           63            123            65          423
                                                                 ------        -------       -------      -------

Income from continuing operations                                   409            144           426          573
Discontinued operations:
  Loss from operations                                                -              -          (129)           -
  Loss on disposal                                                    -              -           (37)           -
                                                                 ------        -------       -------      -------
Loss from discontinued operations                                     -              -          (166)           -
                                                                 ------        -------       -------      -------

Net income                                                          409            144           260          573
Accretion of dividends on redeemable
  preferred stock                                                  (237)          (214)         (474)        (451)
                                                                 ------        -------       -------      -------

Net income (loss) available to common
  shareholders                                                  $   172        $   (70)      $  (214)     $   122
                                                                 ======         ======        ======       ======

Net income (loss) available to common
  shareholders per common share:
  Continuing operations                                          $ 0.02         $(0.01)       $ 0.00       $ 0.01
                                                                 ======         ======        ======       ======

  Net income (loss)                                              $ 0.02         $(0.01)       $(0.02)      $ 0.01
                                                                 ======         ======        ======       ======

Shares used in computing net income
  (loss) per common share                                         9,178          9,489         9,178       9,334
                                                                 ======         ======        ======      ======


                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          SIX MONTHS
                                                         ENDED JUNE 30,
                                                        1995       1996
                                                        ----       ----


OPERATING ACTIVITIES
Income from continuing operations                    $   426   $    573
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        385        838
    Deferred income taxes                                  -        525
  Changes in operating assets and liabilities,
  excluding effects of discounted operations:
    Accounts receivable                               (1,942)    (4,252)
    Prepaid expenses and other assets                   (127)      (830)
    Accounts payable and accrued expenses                303      1,595
    Income taxes payable                                 (17)      (400)
                                                     -------   --------
                                                        (972)    (1,951)
Loss from discontinued operations                       (166)         -
Adjustments to reconcile loss from
 discontinued operations:
Loss on disposal of discontinued operations               37          -
Cash flow related to results of operations
 until disposal date                                     745          -
                                                     -------   --------
                                                         616          -
                                                     -------   --------
Net cash provided by (used in) operations               (356)    (1,951)


INVESTING ACTIVITIES
Acquisition of business, net of cash acquired              -       (497)
Investment in non-marketable securities                    -       (110)
Purchase of property and equipment                    (1,396)    (2,942)
Net proceeds from sale of lines of business              403          -
                                                     -------   --------

Net cash used in investing
 activities                                             (993)    (3,549)


FINANCING ACTIVITIES
Proceeds from exercise of stock options                    -         21
Proceeds from issuance of common stock                     -     44,490
Redemption of redeemable preferred stock                   -    (16,347)
Repayment of capital leases                                -        (70)
Proceeds from notes payable                            1,400          -
                                                     -------   --------

Net cash provided by financing activities              1,400     28,094
                                                     -------   --------

Increase in cash                                          51     22,594
Cash at beginning of period                              204        253
                                                     -------   --------
Cash at end of period                                $   255   $ 22,847
                                                     =======   ========

Supplemental disclosure of noncash transactions:
  Capital lease obligations                          $     -   $  1,507
                                                     =======   ========
  Shares issued in connection with acquisition of
  business                                           $     -   $  2,000
                                                     =======   ========


                       BOSTON COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


1. The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principals have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on the Company's Form S-1 for the fiscal year ended December 31, 1995.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes criteria for the recognition and measurement of impairment of loss associated with long-lived assets. The Company has adopted this standard in the first quarter of 1996, and its adoption did not have a material impact on the Company's financial position or results of operations.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

2.  Initial Public Offering

     On June 21, 1996 the Company issued 3.5 million shares of common stock through a public offering, resulting in net proceeds (after deducting expenses) of $44,490. The proceeds were used to redeem all of the outstanding shares of redeemable preferred stock for $16,347 and to repay $2,000 outstanding under an account purchase agreement.

     In July 1996, the Company received net proceeds of $5,450 from additional shares of common stock sold to cover over-allotments.

                       BOSTON COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


3.   Acquisition

     In February 1996, the Company acquired the net assets of Voice Systems Technology, Inc. (VST), a company which develops and markets voice processing systems, for approximately $2,500 ($500 cash and 265,373 shares of common stock). The acquisition has been accounted for under the purchase method of accounting and the results of operations will be included in the Company's results of operations from the date of acquisition. The Company is amortizing the goodwill associated with the acquisition over eight years using the straight line method.
                                       ---

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - JUNE 30, 1995 AND 1996
- ----------------------------------------------

Service and system revenues.
- ---------------------------
Total revenues increased 50.8% from $8.5 millionin the three months ended June 30, 1995 to $12.8 million in the three months ended June 30, 1996 and increased 66.3% from $14.4 million in the six months ended June 30, 1995 to $24.0 million for the six months ended June 30, 1996. Calling service revenues increased 26.6% or $1.7 million from the three months ended June 30, 1995 to the same period ended June 30, 1996 and 38.9% or $4.4 million from the six months ended June 30, 1995 to the six months ended June 30, 1996. The increase in revenues was generated from existing carrier customers and resulted from the general growth in the number of cellular subscribers and increased roaming by cellular subscribers. Carrier support service revenues increased $1.4 million and $3.9 million, respectively for the three month and six month periods ended June 30, 1996 compared to the same periods in the prior year. The increase consisted primarily of increased revenues from existing cellular carriers who increased their use of the Company's services, and to a lesser extent, additional revenues from new cellular carriers. System revenues are $1.1 million and $1.2 million, respectively for the three month and six month periods ended June 30, 1996, the first such period in which the Company had system revenues. System revenues were generated by Voice Systems Technology, Inc. (VST), acquired in February 1996.

Cost of service revenues.
- ------------------------
Cost of service revenues increased from 77.2% of service revenues for the three months ended June 30, 1995 to 80.9% of service revenues for the three months ended June 30, 1996. The increase in cost of service revenues as a percentage of service revenues was primarily due to costs incurred at the Company's new operations center in the second quarter of 1996. Cost of service revenues for the six months ended June 30, 1995 and 1996 were 77.6% and 78.1%, respectively, of service revenues. Cost of service revenues as a percent of service revenues had been decreasing compared to prior year until the new operations center was opened.

Engineering, research and development expenses.
- ----------------------------------------------
Engineering, research and development expenses increased $576,000 or 343% from the three months ended June 30, 1995 to the three months ended June 30, 1996 and $896,000 or 336% from the six months ended June 30, 1995 as compared to the six months ended June 30, 1996. The increases were principally due to the costs associated with the Company's hiring of new personnel to support the development, implementation and deployment of the C2C Network for its prepaid service, and to a lesser extent, additional personnel to support the expansion of its carrier support services.

Sales and marketing expenses.
- ----------------------------
Sales and marketing expenses increased $163,000 or 34.3% from the three months ended June 30, 1995 to the three months ended June 30, 1996. Sales and marketing costs for the six month period ended June 30, 1996 were $323,000 or 37.0% more than the same period in the prior year. These increases resulted from additional sales personnel and trade show costs to support the carrier support service business and to promote the Company's new prepaid service network.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - JUNE 30, 1995 AND 1996 (CONTINUED)
- ----------------------------------------------------------

General and administrative expenses.
- -----------------------------------
General and administrative expenses increased $288,000 or 86.5% from the three months ended June 30, 1995 compared to the three months ended June 30, 1996. For the six months ended June 30, 1996 general and administrative expenses increased $445,000 or 67.6% from the same period in the prior year. These increases were principally due to the termination of a Management Agreement at March 31, 1996 which resulted in all payroll and certain benefits of senior management personnel being incurred directly by the Company. In addition, increased general and administrative costs resulted from the opening of the Company's new operations center in March 1996 and other costs to support the Company's growth.

Depreciation and amortization expense.
- -------------------------------------
Depreciation and amortization expense increased $267,000 or 127% and $452,000 or 117% during the three month and six month periods ended June 30, 1996 compared to the same periods in the prior year. Most of the increase resulted from depreciation of additional technical equipment to support the Company's calling and carrier support services and furniture and fixtures and leasehold improvements to support the expansion of the Company's operations center. The remainder of the increase was attributable to amortization of goodwill generated from the acquisition of VST in February 1996. The Company expects depreciation and amortization expense to continue to increase as the Company begins commercial use of its C2C Network and continues to amortize goodwill from the VST acquisition.

Interest expense, net.
- ---------------------
Interest expense (net of interest income) increased $40,000 or 114% and $30,000 or 58.8%, respectively for the three and six months ended June 30, 1996 as compared to prior years. The increase resulted primarily from the interest cost associated with capital leases relating to the expansion of the Company's operations center entered into during April and May 1996.

Provision for income taxes.
- --------------------------
The Company's effective income tax rate for the three and six month periods ended June 30, 1996 reflects an increase from comparable periods in the prior year due to the Company's reversal of its valuation reserve in the fourth quarter of 1995. The current effective income tax rate also reflects the non-deductibility of goodwill amortization from the acquisition of VST.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996 the Company had working capital of $27.3 million as compared to $2.1 million at December 31, 1995. The increase is primarily attributable to an initial public offering (IPO) in June 1996 which yielded net proceeds of $44.5 million. The proceeds were used to repay $16.3 million of redeemable preferred stock and $2.0 million of notes payable. As a result, cash increased from $253,000 at December 31, 1995 to $22.8 million at June 30, 1996. In July 1996, the Company received net proceeds of $5.5 million from additional shares of common stock sold to cover over-allotments.

Net cash used by operating activities for the six months ended June 30, 1996 was $2.0 million and consisted primarily of an increase of accounts receivable and a decrease in accounts payable and accrued expenses. Accounts receivable increased due to increased calling service revenues and sales of systems from the Company's subsidiary, VST, acquired in February 1996. Accounts payable and expenses decreased as the Company

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------------------

shortened its payment cycle with the proceeds from the IPO.

Net cash used in investing activities was $3.5 million for the six months ended June 30, 1996 and consisted primarily of telecommunications equipment purchased to support the Company's C2C Network and furniture and fixtures and leasehold improvements obtained to support the Company's new operations center. In addition, in February 1996 the Company acquired the net assets of VST for common stock and cash.

Net cash provided by financing activities for the six months ended June 30, 1996 was $28.1 million. The increase resulted from the proceeds from the IPO less the cash used to redeem the redeemable preferred stock.

In 1996, the Company financed the acquisition of $1.5 million of telecommunications equipment and furniture and fixtures through a Master Lease Agreement which was accounted for as a capital lease.

The Company has short-term financing available under an Account Purchase Agreement with its outside billing agent. Amounts available under this agreement are limited to the lesser of $2.8 million or 70% of eligible trade receivables. Borrowings are payable on demand and bear interest at prime plus 1.5% per annum. As of June 30, 1996, no amount is outstanding under this Account Purchase Agreement.

The Company believes that it has the necessary liquidity and capital resources to sustain existing operations for at least the next eighteen months.

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy its C2C Network, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

         Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of call traffic generated through these customers or the services being performed pursuant to carrier support programs. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company historically has provided all of its services to cellular carriers, including roaming services and carrier support services. Although the cellular market, and in particular, the roaming segment of the cellular market, has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that cellular carriers will continue to use the Company's services. In addition, the prepaid wireless service and PCS markets are in their initial stages of development, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The Company's future success depends, in large part, on the continued use of its existing services, the acceptance of new services in the wireless industry, such as prepaid service, and the Company's ability to develop services that keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of cellular in favor of other services, such as PCS, could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings addressing the particular needs of providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings in a timely manner, or at all.

         The Company is currently devoting significant resources toward the development and deployment of its wireless prepaid service, including deployment of its C2C Network. There can be no assurance that the Company will successfully complete the development and deployment of the C2C Network or its prepaid service in a timely fashion, that the market for the Company's prepaid service will develop, or that the Company's C2C Network will operate successfully.

         The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Recently, the Company has expanded its operations rapidly, which has created significant demands on the Company's administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected.

         The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, wireless carriers are providing or can provide, in-house, the services that the Company offers. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and consequently, the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share. Any resulting reduction in gross margins could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's success and ability to compete is dependent in part upon its proprietary technology. If unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, some of the software used to support the Company's roaming services and prepaid services is licensed by the Company from single vendors, which are small corporations. There can be no assurance that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices.

         The Company's operations are dependent on its ability to maintain its computer, switching and other telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION:
- ----------------------------


Item 6.  Exhibits and Reports on Form 8-K


            a) Exhibits

               The exhibits listed in the Exhibit Index are part of or included in this report.

            b) Reports on Form 8-K

               NONE

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Boston Communications Group
   -------------------------------
   (Registrant)


   Date: August 12, 1996       By:  /s/ George K. Hertz
                                    --------------------------
                                    George K. Hertz
                                    Chief Executive Officer and
                                    President


   Date: August 12, 1996       By:  /s/ Fritz von Mering
                                    --------------------
                                    Fritz von Mering
                                    Vice President, Finance and
                                    Administration

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
- -----------    -----------

11.0           Statement RE: Computation of Per Share Earnings

                                                                    EXHIBIT 11.0
                                                                    ------------
               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS     SIX MONTHS
                                            ENDED JUNE 30,  ENDED JUNE 30,
                                            1995   1996      1995    1996
                                            ----   ----      ----    ----


NET INCOME (LOSS) PER COMMON SHARE - PRIMARY

Net income (loss)                         $  172  $  (70)  $ (214)  $  122
                                          ======  ======   ======   ======

Primary income (loss) per share:
Average common shares outstanding          3,336   4,230    3,336    3,783
Dilutive options and warrants                212       -      212        -
Other (1)                                  5,630   5,259    5,630    5,551
                                          ------  ------   ------   ------

Average common shares outstanding          9,178   9,489    9,178    9,334
                                          ======  ======   ======   ======

Net income (loss) per common share        $ 0.02  $(0.01)  $(0.02)  $ 0.01
                                          ======  ======   ======   ======



NET INCOME (LOSS) PER COMMON SHARE - FULL DILUTION

Net income (loss)                         $  172  $  (70)  $ (214)  $  122
                                          ======  ======   ======   ======

Fully diluted income (loss) per share:
Average common shares outstanding          3,336   4,230    3,336    3,783
Dilutive options and warrants                212       -      212        -
Other (1)                                  5,630   5,259    5,630    5,551
                                          ------  ------   ------   ------

Average common shares outstanding          9,178   9,489    9,178    9,334
                                          ======  ======   ======   ======

Net income (loss) per common share        $ 0.02  $(0.01)  $(0.02)  $ 0.01
                                          ======  ======   ======   ======


(1)Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Stock issuable upon exercise of warrants issued during the twelve-month period preceding the date of the initial filing of the registration statement with an exercise price below the initial public offering price of $14.00 per share have been included in the calculation of common equivalent shares, using the Treasury stock method, as if they were outstanding for all periods presented.