Form 10-Q
period 1996-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 1996-11-12
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


  (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1996 or

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 Commission file number: 0-28432

                       Boston Communications Group, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Massachusetts                                   04-3026859
   -------------------------------                      -----------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                 100 Sylvan Road, Woburn, Massachusetts 01801
                 --------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (617)692-7000
-----------------------------------------------------------------

__________________________________________________________________
(Former name, former address, former fiscal year, if changed since last report)

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

As of November 1, 1996 the Company had outstanding 12,725,740 shares of common stock, $.01 par value per share.

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

          Consolidated Statements of Cash Flows...................5

          Notes to Consolidated Financial Statements..............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................8

          Certain Factors That May Affect Future Results.........11



 PART II. OTHER INFORMATION:


 Item 6.  Exhibits and Reports on Form 8-K.......................13

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                                   DECEMBER 31,     SEPTEMBER 30,
                                                             1995            1996
                                                                          (unaudited)

Current assets:

Cash                                                        $   253         $ 5,003
Short-term investments                                            -          21,243
Accounts receivable, net of allowance for
 billing adjustments and doubtful accounts
 of $ 884 in 1995 and $ 1,130 in 1996                         6,250          10,465
Inventory                                                         -             743
Deferred income taxes                                         1,800           1,275
Prepaid expenses and other assets                               195             574
                                                            -------         -------
     Total current assets                                     8,498          39,303

Property and equipment, net                                   4,884          10,735

Goodwill, net                                                     -           2,484
Other assets                                                    232             464
                                                            -------         -------
     Total assets                                           $13,614         $52,986
                                                            =======         =======



LIABILITIES, REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                            $ 1,277         $ 1,340
Accrued expenses                                              4,429           6,170
Current portion of capital lease obligations                      -             477
Income taxes payable                                            710             578
                                                            -------         -------
     Total current liabilities                                6,416           8,565

Capital lease obligations, net of current portion                 -             847

Redeemable Preferred Stock, nonvoting,
 par value $100 per share, 13,000 shares
 authorized, 11,871 and 0 shares issued and
 outstanding in 1995 and 1996                                15,896               -
Shareholders' deficit:
 Convertible Preferred Stock, $1.00 par
 value per share, 1,325 shares authorized,
 850 shares in 1995 and 0 shares in 1996 issued
 and outstanding                                                  1               -
Common Stock, voting, par value $.01 per share,
 35,000,000 shares authorized, 3,335,985 shares
 in 1995 and 12,714,629 shares in 1996 issued
 and outstanding                                                 33             127
Additional paid-in capital                                    1,016          52,742
Accretion of dividend on redeemable preferred stock          (4,025)              -
Accumulated deficit                                          (5,723)         (9,295)
                                                            -------         -------
Total shareholders' equity (deficit)                         (8,698)         43,574
                                                            -------         -------
     Total liabilities, redeemable preferred stock
     and shareholders' equity                               $13,614         $52,986
                                                            =======         =======



                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                        1995       1996         1995        1996
                                                      --------   ---------    ---------    ---------

Service revenues:
  Calling service revenues                            $ 7,387   $ 8,873        $18,572    $24,414
  Carrier support service revenues                      2,706     3,272          5,952     10,422
  Prepaid network service revenues                          -        42              -        111
Prepaid and other system revenues                           -     1,726              -      2,959
                                                      -------   -------        -------    -------
                                                       10,093    13,913         24,524     37,906

Expenses:
  Cost of service revenues                              7,612     9,763         18,814     27,538
  Cost of system revenues                                   -     1,076              -      1,666
  Engineering, research and development                   321       957            588      2,120
  Sales and marketing                                     532       680          1,405      1,875
  Related party management fees                           252         -            756        252
  General and administrative                              320       607            978      1,711
  Depreciation and amortization                           246       557            631      1,394
                                                      -------   -------        -------    -------

Total operating expenses                                9,283    13,640         23,172     36,556
                                                      -------   -------        -------    -------

Operating income                                          810       273          1,352      1,350
Interest income(expense), net                             (46)      341            (97)       260
                                                      -------   -------        -------    -------

Income from continuing operations
  before income taxes                                     764       614          1,255      1,610
Provision for income taxes                                100       283            165        706
                                                      -------   -------        -------    -------

Income from continuing operations                         664       331          1,090        904
Discontinued operations:
  Loss from operations                                      -         -           (129)         -
  Loss on disposal                                          -         -            (37)         -
                                                      -------   -------        -------    -------
Loss from discontinued operations                           -         -           (166)         -
                                                      -------   -------        -------    -------

Net income                                                664       331            924        904
Accretion of dividends on redeemable
  preferred stock                                        (237)        -           (712)      (451)
                                                      -------   -------        -------    -------

Net income available to common
  shareholders                                        $   427    $  331         $  212    $   453
                                                       ======    ======          =====     ======

Net income available to common
  shareholders per common share:
  Continuing operations                                $ 0.05    $ 0.03         $ 0.04    $  0.04
                                                       ======   =======         ======    =======

  Net income                                           $ 0.05    $ 0.03         $ 0.02    $  0.04
                                                       ======    ======         ======    =======

Shares used in computing net income
  per common share                                      9,178    13,135          9,178     10,601
                                                       ======   =======         ======    =======


                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        1995       1996
                                                        ----       ----


OPERATING ACTIVITIES
Income from continuing operations                    $ 1,090   $    904
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                        631      1,394
     Deferred income taxes                                 -        525
  Changes in operating assets and liabilities,
    excluding effects of discontinued operations:
     Accounts receivable                              (2,095)    (4,164)
     Inventory                                             -       (682)
     Prepaid expenses and other assets                   (76)      (556)
     Accounts payable and accrued expenses              (437)     1,438
     Income taxes payable                                (11)      (132)
                                                     -------   --------
                                                        (898)    (1,273)
Loss from discontinued operations                       (166)         -
Adjustments to reconcile loss from
  discontinued operations:
Loss on disposal of discontinued operations               37          -
Cash flow related to results of operations
  until disposal date                                      803          -
                                                     -------   --------
                                                         674          -
                                                     -------   --------

Net cash used in operations                             (224)    (1,273)


INVESTING ACTIVITIES
Acquisition of business, net of cash acquired              -       (534)
Investment in non-marketable securities                    -       (110)
Purchase of property and equipment                    (2,180)    (5,378)
Purchases of short-term investments                        -    (21,243)
Net proceeds from sale of lines of business              628          -
                                                     -------   --------

Net cash used in investing
 activities                                           (1,552)   (27,265)


FINANCING ACTIVITIES
Proceeds from exercise of stock options                    -         26
Proceeds from issuance of common stock                     -     49,792
Redemption of redeemable preferred stock                   -    (16,347)
Repayment of capital leases                                -       (183)
Proceeds from notes payable                            1,900          -
                                                     -------   --------

Net cash provided by financing activities              1,900     33,288
                                                     -------   --------

Increase in cash                                         124      4,750
Cash at beginning of period                              204        253
                                                     -------   --------
Cash at end of period                                $   328   $  5,003
                                                     =======   ========

Supplemental disclosure of noncash transactions:
  Capital lease obligations                          $     -   $  1,507
                                                     =======   ========
  Shares issued in connection with acquisition of
  business                                           $     -   $  2,000
                                                     =======   ========


                       BOSTON COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


1. The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Form S-1 for the fiscal year ended December 31, 1995.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes criteria for the recognition and measurement of impairment or loss associated with long-lived assets. The Company adopted this standard in the first quarter of 1996, and its adoption did not have a material impact on the Company's financial position or results of operations.

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

2.   Initial Public Offering

     On June 21, 1996 the Company issued 3.5 million shares of common stock through a public offering, resulting in net proceeds (after deducting expenses) of $44,342. The proceeds were used to redeem all of the outstanding shares of redeemable preferred stock for $16,347 and to repay $2,000 outstanding under an account purchase agreement.

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

4.  Subsequent Event

    On October 23, 1996 the Company paid $917 to increase its ownership interest in Wireless Americas Corporation (WAC) from 17.5% to 80%. The Company will consolidate WAC's balance sheet and results of operations from the date of acquisition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SEPTEMBER 30, 1995 AND 1996
---------------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 37.8% from $10.1 million in the three months ended September 30, 1995 to $13.9 million in the three months ended September 30, 1996 and increased 54.6% from $24.5 million in the nine months ended September 30, 1995 to $37.9 million for the nine months ended September 30, 1996. Calling service revenues increased 20.1% or $1.5 million from the three months ended September 30, 1995 to the same period ended September 30, 1996 and 31.5% or $5.8 million from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. The increase in revenues was generated principally from existing carrier customers and resulted from the general growth in the number of cellular subscribers and increased roaming by cellular subscribers. Carrier support service revenues increased $0.6 million and $4.5 million, respectively for the three month and nine month periods ended September 30, 1996 compared to the same periods in the prior year. The increase consisted primarily of increased revenues from existing cellular carriers who increased their use of the Company's services and, to a lesser extent, additional revenues from new cellular carriers. Revenues generated from prepaid network services for the three months ended September 30, 1996 are principally related to usage in markets where C2C prepaid services were commercially available. As of September 30, 1996, eleven C2C Network switches were deployed in various markets throughout the United States. Of these switches, four were fully operational and processing live transactions by the end of the third quarter. Prepaid and other system revenues are $1.7 million and $3.0 million, respectively, for the three month and nine month periods ended September 30, 1996, the first such periods in which the Company had prepaid system revenues. Prepaid and other system revenues consist principally of prepaid cellular systems and voice mail systems sold by Voice Systems Technology, Inc. (VST), acquired in February 1996.

Cost of service revenues
------------------------

Cost of service revenues increased from 75.4% of service revenues for the three months ended September 30, 1995 to 80.1% of service revenues for the three months ended September 30, 1996. The increase in cost of service revenues as a percentage of service revenues was primarily due to costs associated with the opening of Company's new operations center in the second quarter of 1996. Cost of service revenues for the nine months ended September 30, 1995 and 1996 were 76.7% and 78.8%, respectively, of service revenues.

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses increased $636,000 or 198% from the three months ended September 30, 1995 to the three months ended September 30, 1996 and $1,532,000 or 261% from the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1996. The increases were principally due to the costs associated with the Company's hiring of new personnel to support the development, implementation and deployment of the C2C Network and, to a lesser extent, additional personnel to support the expansion of its carrier support services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SEPTEMBER 30, 1995 AND 1996 (CONTINUED)
---------------------------------------------------------------

Sales and marketing expenses
----------------------------

Sales and marketing expenses increased $148,000 or 27.8% from the three months ended September 30, 1995 to the three months ended September 30, 1996. Sales and marketing costs for the nine month period ended September 30, 1996 were $470,000 or 33.5% more than the same period in the prior year. These increases resulted from additional sales personnel and trade show costs to support the carrier support service business and to promote the Company's C2C Network.

General and administrative expenses
-----------------------------------

General and administrative expenses and related party management fees increased $35,000 or 6.1% from the three months ended September 30, 1995 compared to the three months ended September 30, 1996. For the nine months ended September 30, 1996 general and administrative expenses and related party management fees increased $229,000 or 13.2% from the same period in the prior year. These increases were principally due to the increased general and administrative costs resulting from the opening of the Company's new operations center in March 1996 and other costs to support the Company's growth.

Depreciation and amortization expense
-------------------------------------

Depreciation and amortization expense increased $311,000 or 126% and $763,000 or 121% during the three month and nine month periods ended September 30, 1996 compared to the same periods in the prior year. Most of the increase resulted from depreciation of additional technical equipment to support the Company's calling and carrier support services and furniture and leasehold improvements to support the expansion of the Company's operations center. The remainder of the increase was attributable to amortization of goodwill generated from the acquisition of VST in February 1996. The Company expects depreciation and amortization expense to continue to increase as the Company continues to launch its C2C Network commercially and continues to amortize goodwill from the VST acquisition.

Interest income(expense), net
-----------------------------

Interest income(expense) increased $387,000 and $357,000, respectively for the three and nine months ended September 30, 1996 as compared to prior years. The increase resulted primarily from interest earned on the short-term investments of the proceeds from the public offering.

Provision for income taxes
--------------------------

The Company's effective income tax rate for the three and nine month periods ended September 30, 1996 reflects an increase from comparable periods in the prior year due to the Company's reversal of its valuation reserve in the fourth quarter of 1995. The current effective income tax rate also reflects the non-deductibility of goodwill amortization from the acquisition of VST.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996 the Company had working capital of $30.7 million as compared to $2.1 million at December 31, 1995. The increase is primarily attributable to an initial public offering (IPO) which yielded net proceeds of $49.8 million. The proceeds were used to repay $16.3 million of redeemable preferred stock and $2.0 million of notes payable. As a result, cash and short-term investments increased from $253,000 at December 31, 1995 to $26.2 million at September 30, 1996.

Net cash used in operating activities for the nine months ended September 30, 1996 was $1.3 million and consisted primarily of an increase of accounts receivable offset by an increase in accounts payable and accrued expenses. Accounts receivable increased due to increased calling service revenues and system sales from the Company's subsidiary, VST. Accounts payable and accrued expenses increased as a result of the Company's growth and the VST acquisition.

Net cash used in investing activities was $27.3 million for the nine months ended September 30, 1996 and consisted primarily of purchases of short-term interest bearing investments, telecommunications equipment purchases to support the Company's C2C Network and furniture and leasehold improvements obtained to support the Company's new operations center. In addition, in February 1996 the Company acquired the net assets of VST for common stock and cash.

Net cash provided by financing activities for the nine months ended September 30, 1996 was $33.3 million. The increase resulted from the proceeds from the IPO less the cash used to redeem the redeemable preferred stock.

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

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


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



   Boston Communications Group, Inc.
   -------------------------------------
   (Registrant)


   Date:                           By:  /s/ George K. Hertz
                                      ---------------------
                                        George K. Hertz
                                        Chief Executive Officer
                                        and President


   Date:                        By:     /s/ Fritz von Mering
                                      ----------------------------------------
                                        Fritz von Mering
                                        Vice President, Finance
                                        and Administration

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
-----------    -----------

11.0           Statement RE: Computation of Per Share Earnings