Form 10-K405
period 1996-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 1997-03-31
CIK 1012887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

 (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number 333-4128

                       BOSTON COMMUNICATIONS GROUP, INC.
                       ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)


MASSACHUSETTS                                           04-3026859
-------------                                         --------------
(State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)

100 SYLVAN ROAD, WOBURN, MASSACHUSETTS                 01801
-----------------------------------------------------  --------------
(Address of Principal Executive Office)                (Zip Code)

Registrant's telephone number, including area code:    (617) 692-7000
                                                       --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES  X                              NO
         ---                                ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on March 3, 1997, was $60,446,609. The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of March 3, 1997 was 12,725,602.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference in the following part of this Form 10-K: information required by Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K is incorporated from the Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.

ITEM 1.  BUSINESS
                                   BACKGROUND
GENERAL

Boston Communications Group provides high-quality innovative call processing services, prepaid network services, carrier support teleservices and prepaid and voice systems to wireless telephone carriers in the United States, Mexico and Canada. The Company's ROAMERplus/TM/ calling service provides carriers with the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls and paying carriers for the air time used. BCG is the leading provider of roaming services to the unregistered roaming market. The Company's carrier support teleservices allow wireless carriers to outsource all or a portion of their customer service activities, and are designed to help wireless carriers retain subscribers, reduce costs and manage growth. In early 1996, BCG introduced its prepaid wireless service, C2C/SM/. This service enables carrier subscribers to use their wireless phone as if they were a post-pay subscriber, thereby expanding service offerings to new and existing subscribers without the added billing costs and collection risk. The Company acquired Voice Systems Technology, Inc. (VST) in February, 1996. VST markets a voice processing platform with enhanced features for providing prepaid cellular, voice messaging and fax mail services to wireless and wireline carriers throughout North America. VST also manufactures prepaid systems which are sold directly to carriers and are used to support the Company's C2C Network.

Wireless telephone service has been one of the fastest growing areas of the telecommunications industry over the last eleven years. The Cellular Telecommunications Industry Association (''CTIA'') estimates that the number of cellular subscribers in the United States increased from approximately 340,000 in December 1985 to approximately 44 million in December 1996. This represents an increase in market penetration from under 1% to over 17% of the United States population. The CTIA also estimates that aggregate annual service revenues from cellular subscribers grew from approximately $482.4 million in 1985 to approximately $23.6 billion in 1996. A number of factors have contributed to this growth, including the build-out of the cellular network infrastructure, the decreasing cost of cellular telephones, the increasing mobility of the United States population, technological improvements in the size and battery life of cellular telephones and greater acceptance of wireless telephone use. Significant growth in the wireless telephone market is expected to continue in the future, particularly given the emergence of new electromagnetic spectrum for ''personal communications services,'' a new form of wireless telephone service generally known as ''PCS''.

In June 1996, the Company completed an initial public offering and sold 3,918,555 shares of its common stock which raised net proceeds of approximately $49.8 million. Approximately $16.3 million of the net proceeds were used to redeem all 11,871 outstanding shares of the Company's Redeemable Preferred Stock at a redemption price of $1,000 per share, plus $4.5 million of accrued dividends on such stock. Approximately $3.5 million of the proceeds were used to repay short-term borrowings under an Account Purchase Agreement and long-term borrowings under a Master Lease Agreement. Approximately $4.5 million of the net proceeds were used for capital expenditures in connection with the deployment of the C2C Network.

In January 1996, the Company purchased 17.5% of Wireless Americas Corporation
(WAC) and entered into a Distribution Agreement with WAC whereby the Company sells WAC the equipment needed to establish the C2C Network in Latin America and South America. In connection with the Distribution Agreement, BCG obtained a contract to provide prepaid service in several Mexican markets on behalf of Tel-Cel, Mexico's largest wireless carrier. In October 1996, the Company acquired an additional 62.5% of the stock of WAC for $916,500, bringing the Company's ownership to 80% of WAC's stock. As of February 28, 1997, the prepaid network has been deployed in several service regions in Mexico and has over 150,000 prepaid subscribers.

BCG provides its services to wireless carriers and their subscribers in the United States, Canada and Mexico. The Company was organized as a Massachusetts corporation in August, 1988 and introduced its ROAMERplus calling service in 1991. The Company introduced its carrier support teleservices in 1993 and its prepaid calling service in 1996. The Company's principal office is located at 100 Sylvan Road Woburn, Massachusetts 01801 and its telephone number is (617) 692-7000.


                            DESCRIPTION OF BUSINESS


SERVICES

CALLING SERVICES

The Company's ROAMERplus service is being used by approximately 95 cellular carriers that collectively hold licenses for over 1,100 markets in the United States, Canada and Mexico. BCG services 9 of the 10 largest cellular carriers, by population covered, in the United States. The Company's ROAMERplus service provides carriers with the ability to generate revenues from unregistered roamers in their service area. When an unregistered roamer places a call in the carrier's service area, the carrier's mobile switching center forwards the call, at the Company's expense, to the Company's proprietary digital call processing system. The roamer may complete the call by charging the call to a telephone calling card, a commercial credit card or as a collect call. A majority of all incoming traffic is initially handled by an automated call processing system, which prompts the caller for billing and calling information. The Company's specially trained service representatives handle all remaining calls as well as calls requiring additional operator assistance.

In order to implement the Company's ROAMERplus service, a carrier need only make a minor software change in its mobile switching centers. BCG pays for transport of the call to its facilities and for completion of the call. Under its agreements with carriers, which typically have a term of one year, BCG pays the serving carrier for the air time that the roamer uses and charges the roamer for the call. The charge for the call appears directly on the caller's telephone bill (if the caller used a telephone calling card) or the caller's credit card bill, with BCG (typically, under the trade name ''Cellular Express'') as the vendor. ROAMERplus eliminates collection and fraud risk for the carrier because BCG takes responsibility for collection from the customer. The Company manages this collection and fraud risk by accessing available databases, including the Company's own proprietary database, and validating the caller's credit before completing the call.


CARRIER SUPPORT TELESERVICES

The Company designed and began providing carrier support teleservices in 1993 in response to the industry's need for 24-hour, 365 day customer service. The Company's teleservices program allows a carrier's subscriber to obtain information on rate plans, phone operations and service center locations, as well as instructions on roaming features and promotions. Subscribers also may make billing inquiries, initiate address and rate plan changes, and obtain other customer assistance. The Company's service centers can also assist carriers in billing and collections. Most of the carriers using BCG's teleservices use these services for off-hours and overflow subscriber support. However, the Company's services range from narrowly defined, short term projects to the provision of all of the carrier's customer service activities. The Company currently provides teleservices to 16 wireless customers under contracts generally with terms of one year.

The Company provides teleservices from its service centers in Burlington and Woburn, Massachusetts. The Company designed these facilities to provide highly efficient, rapid customer response through the deployment of state-of-the-art switching technologies with client/server architecture and open, automatic call delivery platforms. Each customer service representative utilizes database interfaces, customized for each carrier, to facilitate subscriber inquiry response, technical problem resolution, program/feature clarification, on-line follow-up and performance reporting. These customized interfaces can be programmed to give the Company complete access to a particular carrier's subscriber databases. Administration of call center floor personnel is facilitated by the use of forecasting, scheduling and monitoring systems that allow floor supervisors to observe numerous aspects of the call center's performance in a graphical format, including information on call duration, compliance with contract standards and operator performance.

BCG has identified additional specific teleservice needs in the wireless industry and has developed services to meet those needs. These services allow the carriers to better manage the demands of hiring, training, managing and retaining a large number of customer service representatives for specialized service projects that often place significant increased demands on the capacity of customer service centers. For example, BCG provides teleservice support to carriers who are currently supporting prepaid subscribers on the C2C Network. BCG's wireless-trained representatives are available to effectively answer subscriber questions that are not handled by C2C's automated customer service application. Additional specialized teleservices include LAWBUST, the Cellular Telephone Industry Association's program developed by BCG and CTIA to reduce cellular fraud by assisting law enforcement officials through on-line access to the CTIA's proprietary database and other techniques. BCG also provides special support services to carriers including Personal Identification Number (PIN) assignments, phone number and NPA-NXX area code changes and third party verification services. BCG intends to continue to invest in its teleservices technology in order to provide additional service offerings such as outbound calling and telemarketing programs.


PREPAID NETWORK SERVICES

The Company completed the design of its C2C Network prepaid wireless service in late 1995 and began deploying the service in 1996. The C2C Network was designed in response to the carrier's need to increase revenues and retain existing subscribers by penetrating untapped market segments, which include lower usage subscribers or those who cannot or do not want to become subscribers under traditional monthly billing arrangements. Because of the relatively high cost of marketing and providing wireless service, carriers have generally only accepted subscribers that are able to meet certain credit standards. In addition, the costs of monthly billing arrangements reduce the profitability of servicing low-usage subscribers. Furthermore, traditional monthly billing arrangements are often not practical for individuals who want wireless service only temporarily or for cellular telephones with multiple users. Prepaid service provides carriers the opportunity to offer an alternative payment approach to potential subscribers. Accordingly, BCG's proprietary C2C software and switching technology was developed to enable carriers to cost effectively offer their services to new and existing subscribers on a prepaid basis.

BCG's technology allows a prepaid subscriber's call to be automatically switched to the C2C Network where information regarding the status of that subscriber's prepaid account is maintained. The C2C Network completes the call and debits the account automatically without requiring the subscriber to enter a debit card number or other information. A subscriber may establish an account with a C2C wireless carrier by prepaying a specific dollar amount that is credited toward future service. Subsequently, each call that is initiated or received by the subscriber is routed to the C2C Network and rated in real time based on the telephone number called, carrier usage charges, taxes and appropriate surcharges. When the remaining balance is reduced to a minimal amount, the subscriber is able to replenish the account by purchasing additional prepaid service directly from the carrier or via commercial credit card using C2C's automated customer service application. As a result, a prepaid subscriber receives service substantially similar to a subscriber using traditional billing arrangements, including the ability to make outgoing and receive incoming calls, as well as to roam into other markets. C2C also enables carriers to offer additional services to existing subscribers such as international dialing without collection risk, gift giving and promotional programs. Carriers compensate BCG for network usage by contracting at a per minute rate for connection time between the carrier's mobile switching center and the C2C Network voice node.

The C2C Network consists of a central computer database linked by a high speed, wide area frame relay network to geographically distributed proprietary call processing subsystems, called voice nodes. Each voice node is capable of serving more than one carrier and consists of a computer controlled telecommunications switch and an interactive voice response unit that provides high quality personalized voice prompts. These voice nodes are linked to the carriers' mobile switching centers via dedicated telephone facilities. The distributed node architecture is designed to be modular and scaleable while remaining efficient and cost-effective. The centralized database enables prepaid users to make calls while roaming in other service areas where the C2C Network is in place. In addition, prepaid subscribers are able to use the Company's ROAMERplus service to make roaming calls in service areas where the C2C Network is not yet in place.

As of December 31, 1996, the Company had deployed 21 C2C nodes in various markets across the United States and 15 markets were commercially available and in use by prepaid subscribers. Carriers are currently in the process of implementing BCG prepaid systems in an additional 220 U.S. markets which, when combined with the markets where prepaid service is now available, will cover over 50% of the U.S. population. The Company currently provides C2C to several carriers, including Bell Atlantic NYNEX Mobile Systems, Southwestern Bell Mobile Systems, SNET Cellular, LA Cellular, Airtouch, Bell South Mobility and Western Wireless' PCS Division, among others. The Company is continuing to install, at its expense, the voice nodes and data links that make up the C2C Network in order to support additional market areas under existing carrier contracts and commitments. As of February 28, 1997, the Company had activated over 200,000 prepaid subscribers with carriers who have deployed a BCG prepaid system in the United States and Mexico.


SYSTEMS

In February 1996, the Company acquired Voice Systems Technology, Inc. VST's VISIONPlatform is an enhanced voice processing system that provides the high speed, high reliability technology required by large-capacity voice processing network systems. Its major applications include prepaid calling, voice messaging, fax mail and other enhanced service applications. VST markets its VISIONPlatform to Original Equipment Manufacturers (OEM's) and wireless and wireline carriers throughout the United States, Canada and Latin America.
VST's platform uses proprietary technology that is complimentary to the technology used in the Company's C2C Network. As a result, in 1996, VST began manufacturing the prepaid voice nodes that have been and continue to be deployed to support the Company's C2C Network.

In order to support existing prepaid systems and sales efforts in Latin America, the Company recently established a Mexican subsidiary, BCG de Mexico, S.R.L. that is located in Mexico City. BCG de Mexico currently employs 4 personnel who are responsible for providing technical and service support to Tel-Cel.


ENGINEERING, RESEARCH AND DEVELOPMENT

The software for the C2C Network was developed by the Company's internal engineering and development staff along with technology from other vendors. The Company has developed proprietary software to enable its call processing platform to handle custom signaling interfaces to various types of wireless switches, specialized call rating requirements of prepaid wireless services, and interfaces to wireless administration and management information systems. The Company is developing a number of enhanced services that it intends to make available to prepaid and traditional subscribers through the C2C Network. These enhanced services will be designed to enable carriers to generate additional sources of revenue from subscribers in addition to providing carriers with more extensive internal reporting capabilities.

The Company spent approximately $270,000, $839,000 and $3.2 million on engineering, research and development in 1994, 1995 and 1996, respectively. The Company expects to continue to devote substantial resources to its engineering, research and development activities in future years.

SALES AND MARKETING

The Company's sales strategy is to establish and maintain long-term relationships with its customers. The Company employs a consultative sales process to understand and define customer needs and determine how those needs can be addressed by the Company's services. BCG seeks to build upon its existing customer relationships by integrating and cross-selling its different service offerings. The Company's sales cycle varies for different services and can be up to 12 months for the Company's teleservices and prepaid service.

The Company's sales force currently consists of ten sales representatives supervised by two senior sales executives, including one who is devoted to VST voice and prepaid system sales. The Company's sales representatives have significant experience in the wireless industry, either as former employees of wireless carriers or in selling products and services to wireless carriers. The Company typically assigns each sales representative to a single group of wireless telephone carriers in order to support the development and maintenance of long-term customer relationships. The sales representatives are supported by product specific account and service managers who also typically have experience in the wireless industry and manage the accounts on a daily basis after the completion of the initial sale.

The Company's direct sales strategy is complemented by a marketing program that includes participation in industry trade shows, advertising and highly targeted direct mail. Because the Company's customers are a readily identifiable group, the Company seeks to gain wide exposure through carefully selected events and activities specific to the wireless telephone industry.

Most of the Company's direct sales and marketing activities are supported from its Woburn, Massachusetts facility, however, VST's sales efforts are supported by its Cherry Hill, New Jersey office and Latin American prepaid sales are supported from WAC's Coral Gables, Florida office.


CUSTOMER BASE

The Company provides its services to cellular carriers of varying size, expertise and capabilities. The Company currently provides one or more of its services to approximately 95 wireless carriers in the United States, Canada and Mexico, including nine of the 10 largest cellular carriers in the United States. Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. Net revenues attributable to the Company's ten largest customers accounted for approximately 81.2%, 84.6% and 82.4% of the Company's total revenues in 1994, 1995 and 1996, respectively. Ameritech Cellular Services, Inc. (''Ameritech Cellular''), Bell Atlantic NYNEX Mobile ("BANMS"), SNET Mobility, Inc. (''SNET Mobility'') and Bell South Mobility, Inc. ("BSMI") accounted for approximately 15.0%, 13.9%, 11.9% and 9.2%, respectively, of the Company's total revenues in 1995 and for 14.8%, 12.3%, 8.1% and 11.4%, respectively, of total revenues in 1996.

For the ten month period ending December 31, 1996, VST generated $4.7 million in prepaid and voice system revenues. Of this revenue, 65.1% represented prepaid system sales which were deployed in Mexico to support prepaid service in several Mexican markets on behalf of Tel-Cel, Mexico's largest wireless carrier. VST markets its voice systems to OEM's and wireless and wireline carriers in the United States, Canada and Mexico.


COMPETITION

The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, many wireless carriers are providing or can provide, in-house, the services that the Company offers. Trends in the wireless telephone industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's own capabilities. In addition, the Company anticipates continued growth in the wireless carrier services industry, and consequently, the entrance of new competitors in the future. BCG's principal competitor in the unregistered roaming market is National Telemanagement Corporation and in the prepaid network market, Brite Voice Systems, Open Development Corporation and GTE Telecommunications Services, Inc. In the carrier support teleservices market, BCG competes with a variety of companies that have inbound and outbound service centers. VST's principal competitors in the voice processing systems market include Boston Technology, Inc., Octel Communications Corp. and Centigram Communications Corp.

The Company believes that the principal competitive factors in the wireless carrier services industry include the ability to identify and respond to customer needs, quality and breadth of service offerings, price and technical expertise. The Company's ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors.


GOVERNMENT REGULATION

The Federal Communications Commission (''FCC''), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and use of the radio spectrum, including entry, exit, rates and terms of operation. BCG presently neither operates any facilities utilizing the radio spectrum nor has any facilities-based services involving interstate communications. Consequently, it is not required to and does not hold any licenses or other authorizations issued by the FCC. However, the wireless carriers that constitute the Company's customers are regulated at both the federal and state levels. Such regulation may decrease the growth of the wireless telephone industry, affect the development of the PCS market, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations. At the same time, the Telecommunications Act of 1996, a deregulatory measure, may cause changes in the industry, including entrance of new competitors and industry consolidation, which could in turn affect the Company's cost of doing business or otherwise have a material effect on the Company's business, financial condition and results of operations.


The Telephone Operator Consumer Services Improvement Act of 1990 (''TOCSIA'') directed the FCC to require that operator services providers comply with a series of provisions and make available certain information in order to protect consumers from perceived abuses in the operator services industry. In addition, operator services providers must submit to the FCC an informational tariff detailing their charges for interstate communications services. BCG's calling services involve the provision of operator services for purposes of TOCSIA. BCG believes that it has taken appropriate steps to comply with the terms of TOCSIA and the applicable FCC regulations, including having filed an informational tariff with the FCC.


EMPLOYEES

As of December 31, 1996, the Company had a total of 707 full-time and part-time employees. Of these employees, 586 serve in call center and related functions, 70 serve in technology, engineering, development, installation and manufacturing, 24 serve in sales and marketing and 27 serve in general administration and management. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

   The Company leases space at its five principal locations: Burlington and Woburn, Massachusetts, Cherry Hill, New Jersey, Tulsa, Oklahoma and Coral Gables, Florida. The Burlington and Woburn locations serve as call center operations facilities for teleservices and ROAMERplus services. The Woburn location also has separate facilities that house the Company's network operations center as well as the Company's executive headquarters, engineering, sales and finance personnel. The Company is in the process of leasing additional space in its Woburn location in order to accommodate the additional direct and indirect personnel required to support the growth and expansion of its teleservices and C2C businesses. The Tulsa facility is used for the manufacturing and assembly of VST systems. Related sales efforts are in Cherry Hill for U.S. and Canada sales and WACO's Coral Gables location for Latin American sales. The Company also has thirteen other leased facilities throughout the United States which are used to house the Company's voice nodes and certain equipment for the C2C Network.


ITEM 3.  LEGAL PROCEEDINGS

   The Company is not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their ages and positions are as follows:

       Name                     Age                     Position
       ----                     ---  ----------------------------------------------

Paul J. Tobin...............     53  Chairman of the Board

Brian E. Boyle..............     48  Vice Chairman

George K. Hertz.............     50  President and Chief Executive Officer,
                                     Director

Frederick E. von Mering.....     43  Vice President, Finance and Administration,
                                     Director

  Mr. Tobin has served as Chairman of the Board of Directors of the Company since February 1996 and served as the Company's President and Chief Executive Officer from 1990 until February 1996. Prior to joining the Company, Mr. Tobin served as President of Cellular One Boston/Worcester from July 1984 to January 1990 and as a Regional Marketing Manager for Satellite Business Systems, a joint venture of IBM, Comsat Corp. and Aetna Life & Casualty from April 1980 to June 1984. Mr. Tobin received his undergraduate degree in economics from Stonehill College and his M.B.A. in marketing and finance from Northeastern University. Mr. Tobin also serves as a member of the Board of Trustees at Stonehill College.

  Mr. Boyle has served as Vice Chairman of the Company since February 1996 and as Chairman, New Wireless Services of the Company from January 1994 to February 1996. From July 1990 to September 1993, Mr. Boyle served as Chief Executive Officer of Credit Technologies, Inc., a supplier of customer application software for the cellular telephone industry. Prior to 1990, Mr. Boyle founded and operated a number of ventures servicing the telecommunications industry, including APPEX Corp. (now EDS Personal Communications Division of EDS Corporation, a global telecommunications service company) and Leasecomm Corp., a micro-ticket leasing company.

Mr. Boyle earned his B.A. in mathematics from Amherst College and his B.S., M.S. and Ph.D. in electrical engineering and operations research from M.I.T. Mr. Boyle is also a Director of Saville Systems PLC, a provider of customized billing solutions to telecommunications providers, as well as of several private companies.


  Mr. Hertz has served as Chief Executive Officer and President of the Company since February 1996. From April 1988 to March 1996, Mr. Hertz served as President of Advanced MobileCom, a wholly-owned subsidiary of Fidelity Investment Corp., focusing on pursuing opportunities in the wireless communications industry. Mr. Hertz also served as President of PhaseOne Development Corporation, a communications and entertainment company, from 1984 to 1987 and in various capacities at Zip-Call, Inc., a paging company, from 1982 to 1983. Mr. Hertz received his B.A. and M.A. in political science and public administration from the University of Massachusetts.

  Mr. von Mering has served as the Company's Vice President, Finance and Administration since 1989. Prior to joining the Company, Mr. von Mering served as Regional Vice President and General Manager for the paging division of Metromedia, Inc., a communications company, from 1980 to 1986. From 1975 to 1979, Mr. von Mering was employed at Coopers & Lybrand LLP. Mr. von Mering earned his B.A. degree in accounting from Boston College and his M.B.A. from Babson College.

Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the Directors and executive officers of the Company.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

   Boston Communications Group, Inc.'s (BCGI) Common Stock is traded principally on the NASDAQ National Market. The following table reflects the range of high and low selling prices of BCGI's common stock for the periods indicated since the date on which the Common Stock commenced trading.

                                              1996
                                       -------------------
                                        HIGH       LOW
                                       -------  ----------
Second Quarter                         $ 17       $ 14
Third Quarter                            14 1/4     12
Fourth Quarter                           16 1/8      4 3/8

HOLDERS

At March 4, 1997, there were approximately 2,700 holders of Common Stock.


DIVIDENDS

No dividends were declared to holders of common stock in 1995 or 1996. The Company currently intends to retain all of its earnings to finance future growth and, accordingly, does not anticipate paying any cash dividends in the forseeable future. Future payment of dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

   The following tables should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.


                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1992       1993       1994       1995    1996 (1)
                                          ---------  ---------  ---------  --------  ---------
CONSOLIDATED STATEMENTS OF OPERATIONS            (IN THOUSANDS, EXCEPT PER SHARE DATA)
 DATA:
Total revenues                             $ 6,275   $  8,694   $ 18,334   $34,220   $ 50,651
Operating income (loss)                        291       (269)       405     2,129        610
Income (loss) from continuing                  259       (332)       288     3,008        599
 operations(2)
Income (loss) from discontinued             (1,196)       (92)     1,507      (165)        --
 operations
Net income (loss)                             (937)      (424)     1,795     2,843        599
Net income (loss) available to common
 shareholders                               (1,967)    (1,454)       779     1,893        148
Net income (loss) per common share(3):       (0.65)     (0.45)      0.09      0.21       0.01
CONSOLIDATED BALANCE SHEET DATA:
Cash and  short-term investments               890        681        204       253     21,421
Working capital                                372        695      1,098     2,082     26,480
Property and equipment                       1,434      1,262      2,699     4,884     12,906
Total assets                                 6,107      6,889      8,867    13,614     51,959
Redeemable preferred stock                  13,901     14,930     14,947    15,896         --
Shareholders' equity (deficit)             $(9,916)  $(11,370)  $(10,591)  $(8,698)  $ 42,893
Dividends per common share                      --         --         --        --         --

(1) In February 1996, the Company acquired VST for Common Stock and cash with an aggregate value of approximately $2.5 million.
(2) In 1995, the Company reversed the deferred tax asset valuation allowance, resulting in a tax benefit of $1.8 million. In addition, in 1994 and 1995, the Company realized benefits from net operating loss carryforwards of $382,000 and $840,000, respectively. See Note 6 of Notes to Consolidated Financial Statements.
(3) See Note 2 of Notes to Consolidated Financial Statements


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The management's discussion and analysis of financial condition and results of operations have been included as Appendix A to the Form 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data have been included in Appendix B to the Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The sections entitled "Election of Directors" and "Reports Under Section 16(a) of the Exchange Act" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997, set forth certain information with respect to the directors of the Company and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

  The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers", "Stock Plans", "Report of the Compensation Committee", and "Stock Performance Graph" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997, set forth certain information with respect to the compensation of management of the Company and are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997, set forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers," and "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997, set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and are incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

  The following consolidated financial statements of Boston Communications Group, Inc. are included as Appendix A attached hereto:

Consolidated Balance Sheets-December 31, 1996 and 1995.
Consolidated Statements of Operations-Fiscal years ended December 31, 1996, 1995 and 1994.
Consolidated Statements of Stockholders' Equity-Fiscal years ended December 31, 1996, 1995 and 1994.
Consolidated Statements of Cash Flows-Fiscal years ended December 31, 1996, 1995 and 1994.
Notes to Consolidated Financial Statements.

 (2) FINANCIAL STATEMENT SCHEDULES

  Index to Consolidated Financial Statement Schedules

For the three years 1996, 1995 and 1994:
  Schedule II - Valuation and Qualifying Accounts

 All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

 (3) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(B)  REPORTS ON FORM 8-K

 On November 7, 1996 a Form 8-K was filed with respect to the acquisition by the Company of 62.5% of the outstanding capital stock of Wireless Americas Corp.
(WAC), a Delaware corporation. As a result of this transaction the Company now owns 80% of the capital stock of WAC and has an option to purchase the remaining 20% of such capital stock.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BOSTON COMMUNICATIONS GROUP, INC.


                                      By:  /s/ George K. Hertz
                                           ------------------------
                                             GEORGE K. HERTZ
                                            PRESIDENT AND CHIEF
                                             EXECUTIVE OFFICER



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                 DATE
          ---------                      -----                 ----

  /s/   George K. Hertz            President, Chief         March 24, 1997
--------------------------         Executive Officer
          George K. Hertz          and Director


/s/   Fritz von Mering             Vice President,          March 24, 1997
--------------------------         Finance and
      Fritz von Mering             Administration,
                                   Director (Principal
                                   Financial Officer)


/s/  Karen A. Walker               Controller (Principal    March 24, 1997
--------------------------         Accounting Officer)
     Karen A. Walker


/s/   Paul J. Tobin                 Chairman of the         March 24, 1997
--------------------------          Board of Directors
      Paul J. Tobin

          SIGNATURE                      TITLE                 DATE
          ---------                      -----                 ----



/s/   Brian E. Boyle              Vice Chairman of the      March 24, 1997
--------------------------        Board of Directors
      Brian E. Boyle

/s/   Jerrold D. Adams            Director                  March 24, 1997
--------------------------
      Jerrold D. Adams

/s/   Craig L. Burr               Director                  March 24, 1997
--------------------------
      Craig L. Burr


/s/   James L. McLean             Director                  March 24, 1997
--------------------------
      James L. McLean


/s/   Paul R. Gudonis             Director                  March 24, 1997
--------------------------
      Paul R. Gudonis

/s/   Gerald Segel                Director                  March 24, 1997
--------------------------
      Gerald Segel

                                                                     Appendix A

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Overview

Boston Communications Group provides high-quality innovative call processing services, prepaid network services, carrier support teleservices and prepaid and voice systems to wireless telephone carriers in the United States, Canada and Mexico. The Company's ROAMERplus calling service provides carriers with the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls and paying carriers for the air time used. BCG is the leading provider of roaming services to the unregistered roaming market. The Company's carrier support teleservices allow wireless carriers to outsource all or a portion of their customer service activities, and are designed to help wireless carriers retain subscribers, reduce costs and manage growth. In early 1996, BCG introduced its prepaid wireless service, C2C This service enables subscribers to use their wireless phone as if they were a post-pay subscriber, thereby expanding service offerings to new and existing subscribers without the added billing costs and collection risk. The Company acquired Voice Systems Technology, Inc. (VST) in February, 1996. VST markets a voice processing platform with enhanced features for providing prepaid cellular, voice messaging and fax mail services to wireless and wireline carriers throughout North America. VST also manufactures prepaid systems which are sold directly to carriers and used to support the Company's C2C network.

  The Company has achieved significant growth in revenues over the past four years, with total revenues increasing from $8.7 million for the year ended December 31, 1993 to $50.7 million for the year ended December 31, 1996. Total revenues for 1996 represent a 48.2% increase over the $34.2 million in revenues generated in 1995. This growth resulted primarily from an increase in the number of the Company's carrier customers, new service offerings and an increase in demand for the Company's services due to the general growth in the cellular industry. 14.6%, or $5 million of the increase in 1996 over 1995 was a result of new revenues generated from prepaid network services and system sales. Operating income for 1996 was $610,000, a decrease as compared to 1995 operating income of $2.1 million. The reduction in earnings was principally due to significant upfront costs and investment in the C2C network. These costs include personnel and development costs associated with the implementation and deployment of the C2C network. Due to an increase in the number of commitments and contracts in place to deploy C2C in numerous additional markets throughout the United
States and the need to support future development and enhancements, the Company expects that it will continue to incur additional capital and personnel costs to support the C2C network. These costs and other costs to support the C2C network will continue to be a significant percentage of revenue until the subscriber base and usage revenues grow sufficiently to more fully absorb operating costs.

  In June 1996, BCG completed an initial public offering and sold 3,918,555 shares of its common stock which raised net proceeds to the Company of approximately $49.8 million. Approximately $20.8 million of the net proceeds were used to redeem outstanding shares of the Company's Redeemable Preferred Stock and accrued dividends on such stock. $3.5 million of the proceeds were used to repay short-term and long-term borrowings and approximately $4.5 million of the net proceeds were used for capital expenditures in connection with the deployment of the C2C network.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items in the Company's Consolidated Statements of Operations.

                                      Percentage of Total Revenues
                                         Year Ended December 31,
                                        1996       1995       1994
-------------------------------------------------------------------
Revenues:
  Calling service revenues              63.6%      74.4%      87.3%
  Teleservice revenues                  26.5       25.6       12.7
  Network service revenues               0.6        0.0        0.0
  System revenues                        9.3        0.0        0.0
-------------------------------------------------------------------
  Total revenues                       100.0      100.0      100.0
-------------------------------------------------------------------
Expenses:
  Cost of service revenues              72.3       76.3       77.5
  Cost of system revenues                5.1        0.0        0.0
  Engineering, research
    and development                      6.4        2.5        1.5
  Sales and marketing                    5.8        5.7        6.9
  Related party
    management fees                      0.6        2.9        5.5
  General and administrative             4.5        3.8        4.2
  Depreciation and
    amortization                         4.1        2.6        2.2
-------------------------------------------------------------------
  Total expenses                        98.8       93.8       97.8
-------------------------------------------------------------------
  Operating income                       1.2        6.2        2.2
Interest income (expense)                1.2       (0.4)      (0.3)
-------------------------------------------------------------------
Income from continuing
  operations before income taxes         2.4        5.8        1.9
Provision (benefit) for
  income taxes                           1.2       (3.0)       0.3
-------------------------------------------------------------------
Income from continuing
  operations                             1.2        8.8        1.6
Income (loss) from
  discontinued operations                0.0       (0.6)       8.2
-------------------------------------------------------------------
Net income                               1.2        8.2        9.8
Accretion of dividends on
  redeemable preferred stock             0.9        2.7        5.6
-------------------------------------------------------------------
Net income available to
  common shareholders                    0.3%       5.5%       4.2%
-------------------------------------------------------------------


          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



Years Ended December 31, 1996
and 1995


Service and system revenues

Total revenues increased 48.2% from $34.2 million in the year ended December 31, 1995 to $50.7 million in the year ended December 31, 1996. Calling services revenues increased 26.8% from $25.4 million in the year ended December 31, 1995 to $32.2 million in the year ended December 31, 1996, due primarily to increased revenues generated by higher call volumes from existing carrier customers. The increase in calling service revenues generated from existing carrier customers resulted from the general growth in the number of cellular subscribers, increased roaming by cellular subscribers and increased frequency in the suspension of inter-carrier roaming agreements between cellular carriers due to greater incidents of cellular fraud. Carrier support teleservice revenues increased 52.2% from $8.8 million in the year ended December 31, 1995 to $13.4 million in the year ended December 31, 1996. This increase was primarily attributable to new and additional services provided to existing customers and new carrier customers. Network service revenues in 1996 of $312,000 were generated in markets where C2C was commercially available. As of December 31, 1996, twenty-one C2C network switches were deployed in various markets throughout the United States. Of these switches, fifteen were fully operational and processing live transactions by the end of the year. System revenues of $4.7 million in 1996 consist principally of prepaid and voice systems sold by Voice Systems Technology, Inc. (VST) and Wireless Americas Corporation (WAC), both acquired by the Company in 1996.


Cost of service revenues

Cost of service revenues consist primarily of cellular network and landline transmission costs in addition to the personnel costs associated with operator assisted ROAMERplus calling service calls, carrier support teleservice calls and C2C operations. Cost of service revenues increased as a percentage of service revenues from 76.3% to 79.6% in the years ended December 31, 1995 and 1996, respectively. The increase in cost of service revenues as a percentage of service revenues was primarily due to the high initial operating costs as subscribers are added and usage is generated on the C2C network and, to a lesser extent, due to higher per minute cellular network charges for calling service revenues. The Company expects that cost of service revenues for C2C will continue to be a significant percentage of revenue until the subscriber base and usage revenues grow sufficiently to more fully absorb operating costs.


Cost of system revenues

Cost of system revenues represent the cost of prepaid and voice systems sold by VST and WAC. Cost of system revenues totaling $2.6 million represent costs associated with systems sold in 1996.


Engineering, research and development expenses

Engineering, research and development expenses include primarily the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased 281.4% from $839,000 in the year ended December 31, 1995 to $3.2 million in the year ended December 31, 1996 and increased as a percentage of revenues from 2.5% to 6.3% in the years ended December 31, 1995 and 1996, respectively. This increase was principally due to costs associated with the Company's hiring of new personnel to support the development, implementation and deployment of the C2C network for its prepaid service, and to a lesser extent, additional personnel to support the expansion of its carrier support teleservices. The Company intends to continue to significantly increase its engineering, research and development expenditures to support future development and enhancements of its prepaid and other wireless services.



Sales and marketing expenses

Sales and marketing expenses include direct sales force salaries and commissions, travel and entertainment expenses, and the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased 52.6% from $1.9 million in the year ended December 31, 1995 to $2.9 million in the year ended December 31, 1996, and increased as a percentage of revenues from 5.7% to 5.8% in the years ended December 31, 1995 and 1996, respectively. The increase in sales and marketing expenses was due primarily to additional expenditures to support the more sales intensive prepaid service business and to support concentrated sales and marketing efforts related to carrier support teleservices. The Company expects to increase expenditures on sales and marketing in the future, particularly in connection with its prepaid service, and such expenditures are expected to vary as a percentage of revenues.


Management fees

Management fees of $1.0 million and $252,000 for the years ended December 31, 1995 and 1996, respectively, represent the costs associated with payroll and certain benefit costs of senior management personnel responsible for the operations of the Company payable under the terms of a Management Agreement with Boston Communications Capital Corporation. The Management Agreement was terminated on March 31, 1996. As a result of the termination, the entire payroll and related costs of these senior management personnel now are being directly incurred by the Company and are recorded as general and administrative expenses.


General and administrative expenses

General and administrative expenses include salaries and benefits and other expenses that provide administrative support to the Company. General and administrative expenses increased

76.9% from $1.3 million in the year ended December 31, 1995 to $2.3 million in the year ended December 31, 1996. Total general and administrative expenses increased as a percentage of revenues from 3.8% to 4.5% in the years ended December 31, 1995 and 1996, respectively. This increase was primarily attributable to an increased number of employees and related expenses to support the Company's growth and to the costs of senior management personnel that were classified as management fees through March 31, 1996.



Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to the acquisition of VST and WAC is being amortized over eight years. Depreciation and amortization expense increased 136.2% from $889,000 in the year ended December 31, 1995 to $2.1 million in the year ended December 31, 1996. This increase was due primarily to amortization of goodwill from the Company's two acquisitions and depreciation of additional technical equipment and software to support the Company's calling services, carrier support teleservices and prepaid network services. In addition, the expansion of the Company's call centers and VST assembly facility resulted in increased depreciation of furniture and equipment and leasehold improvements. Depreciation and amortization expense are expected to increase in 1997 due to a full year of goodwill amortization from the VST and WAC acquisitions and increased depreciation of telecommunications systems associated with carrier support teleservices and the expansion of the C2C network.



Interest income (expense)

Interest expense was $151,000 in the year ended December 31, 1995 and interest income was $589,000 in the year ended December 31, 1996. Interest expense in 1995 resulted from interim period borrowings under the Company's Account Purchase Agreement which was terminated in 1996. Interest income was earned in 1996 from investments of the proceeds of the Company's initial public offering
(IPO) and was partially offset by interest expense from the Account Purchase Agreement and capital leases.



Provision for income taxes

The income tax benefit of $1.0 million for the year ended December 31, 1995 was attributable to the Company's reversal of its valuation reserve. The income tax expense of $600,000 for the year ended December 31, 1996 yielded a 50% income tax rate. The income tax rate in 1996 was due primarily to the non-deductibility of goodwill from the VST and WAC acquisitions. The effective income tax rate is expected to continue to be greater than 40% in 1997 due to the continued impact of non-deductible goodwill.



Income from continuing operations

The Company recognized income from continuing operations of $2.1 million in the year ended December 31, 1995 and $610,000 in the year ended December 31, 1996. The decrease in income from continuing operations reflects the increased depreciation, telecommunication costs and personnel costs associated with the deployment of the C2C network and the expansion of the Company's facilities. This decrease in income from continuing operations in 1996 was partially offset by operating profit earned by VST from system sales.



Income (loss) from discontinued operations

The loss of $165,000 from discontinued operations in the year ended December 31, 1995 represents the loss from operations of $129,000 associated with the Company's cellular sales and service business and the loss on sale of that business of $36,000.




Years Ended December 31, 1995
and 1994


Service revenues

Total revenues increased 86.6% from $18.3 million in 1994 to $34.2 million in 1995. Calling services revenues increased 59.0% from $16.0 million in 1994 to $25.4 million in 1995, due primarily to increased revenues generated from existing carrier customers. The increase in revenues generated from existing carrier customers resulted from general growth in the number of cellular subscribers, increased roaming by cellular subscribers and increased frequency in the suspension of inter-carrier roaming agreements between cellular carriers due to increased fraud. Carrier support teleservice revenues increased 276.6% from $2.3 million in 1994 to $8.8 million in 1995. Of this increase, approximately $3.7 million was attributable to the addition of a new carrier customer, approximately $1.5 million was attributable to increased services provided to an existing customer and the balance was primarily attributable to increased services provided to other existing customers.



Cost of service revenues

Cost of service revenues increased 83.7% from $14.2 million in 1994 to $26.1 million in 1995, but decreased as a percentage of revenues from 77.5% in 1994 to 76.3% in 1995. The decrease in the cost of service revenues as a percentage of revenues was caused by the relative increase as a percentage of total revenues of carrier support teleservices, which generally have a lower cost of services as a percentage of revenues than calling services. This more than offset higher per minute cellular network charges, which are a significant part of calling services costs.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



Engineering, research and development expenses

Engineering, research and development expenses increased 211.3% from $270,000 in 1994 to $839,000 in 1995, and increased as a percentage of revenues from 1.5% in 1994 to 2.5% in 1995. This increase was due to the Company's hiring of new personnel to support the development of the C2C Network for its prepaid service, expansion of its carrier support teleservices and continued development of new calling services.



Sales and marketing expenses

Sales and marketing expenses increased 52.5% from $1.3 million in 1994 to $1.9 million in 1995, and decreased as a percentage of revenues from 6.9% in 1994 to 5.7% in 1995. The increase in sales and marketing expenses was due primarily to an additional $315,000 in payroll costs for existing and new sales personnel, an additional $70,000 in trade show expenditures and additional expenditures for other sales and marketing costs to support the more sales intensive carrier support teleservices business and to initiate marketing efforts relating to prepaid services. The decrease in sales and marketing expenses as a percentage of revenues was due to the overall increase in revenues, particularly increased revenues attributable to calling services for the Company's established customers.



Management fees

Management fees of $1.0 million in 1994 and 1995 represent the costs associated with payroll and certain benefit costs of senior management personnel responsible for the operations of the Company.



General and administrative expenses

General and administrative expenses increased 70.4% from $775,000 in 1994 to $1.3 million in 1995, due principally to an increased number of employees and related expenses to support the Company's growth. These expenses decreased as a percentage of revenues from 4.2% in 1994 to 3.8% in 1995. This decrease was attributable primarily to the significant growth of revenues, which the Company was able to achieve without a commensurate percentage increase in general and administrative expenses.



Depreciation and amortization expense

Depreciation and amortization expense increased 124.2% from $396,000 in 1994 to $889,000 in 1995. This increase was due primarily to depreciation of additional equipment and furniture acquired during the period to support the Company's carrier support teleservices business.



Interest income (expense)

Interest expense increased 135.5% from $64,000 in 1994 to $150,000 in 1995. Borrowings under the Company's Account Purchase Agreement during 1995 ranged from zero to $1.9 million and averaged approximately $1.1 million.



Provision (benefit) for income taxes

Income tax expense of $52,000 in 1994 and a benefit of $1.0 million in 1995 do not have a normal relationship to pretax income because of the benefit of federal net operating loss carryforwards and a reduction in deferred tax asset valuation reserves. In 1994 and 1995, the benefit from applying federal net operating loss carryforwards to taxable income was $382,000 and $840,000, respectively. As a result of having achieved a second year of profitability and expecting near term profitability, the Company determined that the valuation allowance recorded upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was no longer necessary. Therefore, the Company reversed the valuation allowance in 1995, which resulted in a tax benefit of $1.8 million. At December 31, 1995, there were no additional unrecognized federal net operating loss carryforwards for financial reporting purposes, and the Company had $3.0 million of net operating loss carryforwards for federal income tax purposes that begin to expire in 2003.



Income from continuing operations

The Company generated income from continuing operations of $289,000 in 1994 and $3.0 million in 1995. This increase reflects higher revenues achieved in 1995 for all of the Company's services, the general decline in expenses as a percentage of revenues and the tax benefit from the reversal of the valuation allowance relating to the Company's net operating loss carryforwards.



Income (loss) from discontinued operations

Operating income from discontinued operations decreased from $104,000 in 1994 to a loss of $129,000 in 1995. The 1995 loss was due solely to the Company's cellular sales and service business whose operating results decreased from $262,000 of income in 1994 to $129,000 of losses in 1995 due to a significant decline in revenues ($9.5 million in 1994 compared to $1.0 million in 1995) partially offset by a significant reduction in operating expenses ($9.2 million in 1994 compared to $1.1 million in 1995). The loss from the sale of discontinued operations of $36,000 in 1995 was attributable to the sale of the cellular sales and service business in December 1995. The gain on disposal of $1.4 million in 1994 resulted from the Company's sale of its rural cellular telephone system.



Selected Quarterly Operating Results

The following table sets forth certain unaudited quarterly results of operations of the Company for the eight quarters in the two year period ended December 31, 1996, including such amounts expressed as a percentage of revenues. This quarterly information is unaudited, has been prepared on the same basis as the audited Consolidated Financial Statements and, in the option of the Company's management, reflects all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations.



                                                                            Three months ended
                                  March 31,        June 30,   Sept. 30,    Dec. 31,   March 31,    June 30,   Sept. 30,   Dec. 31,
                                    1995             1995        1995        1995        1996        1996        1996       1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Calling service revenues         $4,606          $6,579     $ 7,387     $ 6,874     $  7,214    $  8,327    $  8,873    $  7,820
  Teleservice revenues              1,312           1,934       2,706       2,822        3,847       3,303       3,272       2,991
  Network service revenues             --              --          --          --           --          69          42         201
  System revenues                      --              --          --          --           92       1,141       1,726       1,733
----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                  5,918           8,513      10,093       9,696        11,153      12,840     13,913      12,745
Expenses:
  Cost of service revenues          4,634           6,568       7,612       7,286         8,311       9,465      9,763       9,067
  Cost of system revenues              --              --          --          --            37         553      1,076         910
  Engineering, research and
    development                        99             168         321         251           419         744        957       1,101
  Sales and marketing                 398             475         532         529           558         638        680       1,073
  Related party management
    fees                              252             252         252         252           252          --         --          --
  General and
    administration                    325             333         320         343           482         621        607         618
  Depreciation and
    amortization                      175             210         246         258           359         477        557         716
----------------------------------------------------------------------------------------------------------------------------------
    Total expenses                  5,883           8,006       9,283       8,919        10,418      12,498     13,640      13,485
----------------------------------------------------------------------------------------------------------------------------------
Operating income                       35             507         810         777           735         342        273        (740)
Interest income (expense)             (16)            (35)        (46)        (53)           (6)        (75)       341         329
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing
 operations before income taxes        19             472         764         724           729         267        614        (411)
Provision (benefit) for
 income taxes                           2              63         100      (1,195)          300         123        283        (106)
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing
 operations                        $   17          $  409     $   664     $ 1,919       $   429     $   144    $   331     $  (305)
==================================================================================================================================



                                                            As a Percentage of Total Revenues
----------------------------------------------------------------------------------------------------------------------------------
                                  March 31,        June 30,   Sept. 30,    Dec. 31,   March 31,    June 30,   Sept. 30,   Dec. 31,
                                    1995             1995        1995        1995        1996        1996        1996       1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Calling service revenues           77.8%           77.3%       73.2%       70.9%        64.7%       64.8%       63.8%       61.4%
  Teleservice revenues               22.2            22.7        26.8        29.1         34.5        25.7        23.5        23.5
  Network service revenues             --              --          --          --           --         0.5         0.3         1.6
  System revenues                      --              --          --          --          0.8         9.0        12.4        13.5
----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                  100.0           100.0       100.0       100.0        100.0       100.0       100.0       100.0
Expenses:
  Cost of service revenues           78.3            77.2        75.4        75.1         74.5        73.7        70.1        71.1
  Cost of system revenues              --              --          --          --          0.3         4.3         7.7         7.1
  Engineering, research and
    development                       1.7             2.0         3.2         2.6          3.8         5.8         6.9         8.7
  Sales and marketing                 6.7             5.6         5.3         5.5          5.0         5.0         4.9         8.4
  Related party management
    fees                              4.3             2.9         2.5         2.6          2.3          --          --          --
  General and
    administrative                    5.4             3.9         3.2         3.5          4.3         4.8         4.4         4.9
  Depreciation and
    amortization                      3.0             2.5         2.4         2.7          3.2         3.7         4.0         5.6
----------------------------------------------------------------------------------------------------------------------------------
    Total expenses                   99.4            94.1        92.0        92.0         93.4        97.3        98.0       105.8
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)               0.6             5.9         8.0         8.0          6.6         2.7         2.0        (5.8)
Interest income (expense)            (0.3)           (0.4)       (0.5)       (0.5)        (0.1)       (0.6)        2.4         2.6
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing
 operations
  before income taxes                 0.3             5.5         7.5         7.5          6.5         2.1         4.4        (3.2)
Provision (benefit) for
 income taxes                          --             0.7         1.0       (12.3)         2.7         1.0         2.0        (0.8)
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing
 operations                           0.3%            4.8%        6.5%       19.8%        3.8%        1.1%        2.4%        (2.4)%

----------------------------------------------------------------------------------------------------------------------------------


          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

  The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes, and general economic conditions. In particular, the Company's calling service revenues are affected by the frequency and volume of use of the Company's services, which may be influenced by seasonal trends, as well as changes in demand during particular periods due to a higher or lower incidence of temporary suspension of inter-carrier roaming agreements in certain markets. Carrier support teleservice revenues may be influenced by the requirements of one of more of the Company's significant carrier support teleservice customers, including engagement of the Company for implementing or assisting in implementing special projects of limited duration. In this regard, the Company's carrier support teleservice revenues were favorably affected in the second and third quarters of 1995 by the Company's implementation of a special project for one of its major carrier customers.

  Because a significant portion of the Company's operating expenses are committed in advance, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, unexpected revenue shortfalls could cause significant variations in operating results from quarter to quarter and could have a material adverse effect on the Company's results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and shouldn't be relied upon as an indication of likely future performance.

  During 1996, the Company made significant investments in personnel and infrastructure to support the development and deployment of the C2C network. These strategic investments have adversely impacted earnings in the fourth quarter of 1996 and the Company expects that these strategic investments will continue to impact earnings in the short term.



Liquidity and Capital Resources

Net cash provided by operations was $2.0 million in 1995 and net cash used in operations was $1.4 million in 1996. In the year ended December 31, 1996, accounts receivable increased $3.2 million which was principally due to sales of VST systems and additional revenues generated from the Company's carrier support teleservices and calling services businesses. Inventory increased $1.1 million during the year ended December 31, 1996 due to the acquisition of VST.

  The Company's investing activities utilized $31.0 million of net cash during the year ended December 31, 1996. The proceeds of the IPO were invested in short-term investments until needed to finance the growth of the business. In addition, approximately $846,000, net of cash acquired, was paid to purchase VST and an 80% interest in WAC. The Company acquired the net assets of VST for Common Stock and cash with an aggregate value of $2.5 million. The 80% interest in WAC was acquired for $952,000 in cash. The Company expended $9.6 million to purchase and finance property and equipment to support the expansion and growth of its business. These purchases consisted of $6.7 million of telecommunications systems and systems in development primarily related to the Company's C2C network. Furniture and equipment and leasehold improvements of $2.9 million were added in 1996 to support the opening of the Company's new call center, to equip newly hired personnel and to support the expansion of the Company's assembly facility at VST. The Company anticipates capital expenditures over the next 12 months for additional equipment to support the Company's teleservices growth as well as the continuing development and deployment of the C2C network for its prepaid service as additional new switches are expected to be deployed throughout various United States markets in 1997.

  The Company's financing activities generated net cash of $31.6 million in 1996. Through the IPO, the Company raised proceeds of $49.8 million, a portion of which was utilized to repay $11.9 million of redeemable preferred stock and accreted dividends of $4.4 million. The proceeds were also used to finance equipment purchases in 1996 which primarily related to the C2C network, to repay the $2.0 million which was outstanding under the Account Purchase Agreement and to repay $1.5 million outstanding under capital leases.

  The Company believes that its short-term investments and funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 18 months.



Certain Factors That May Affect
Future Results

This Annual Report contains forward-looking statements that involve risks and uncertainties including statements regarding increased research and development expenditures, costs of deploying the C2C network and increased expenditures for sales and marketing. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy its C2C network, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

  Historically, a significant portion of the Company's revenues in any particular period have been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of call traffic generated from these customers or the services being performed for the carrier support teleservice programs. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company historically has provided all of its services to cellular carriers, including roaming services and carrier support services. Although the cellular market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that cellular carriers will continue to use the Company's services. In addition, the prepaid wireless service and PCS markets are in their initial stages of development, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

  The Company's future success depends, in large part, on the continued use of its existing services, the acceptance of new services in the wireless industry, such as prepaid service, and the Company's ability to develop services that keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of cellular in favor of other services, such as PCS, could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings in a timely manner, or at all.

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

                                                                     Appendix B


                          Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                                                                        December 31,
                                                                                       1996      1995
-------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                          $   923   $   253
  Short-term investments                                                              20,498        --
  Accounts receivable, net of allowance for billing adjustments and
   doubtful accounts of $884 in 1995 and $1,242 in 1996                               11,060     6,250
  Inventory                                                                            1,189        --
  Deferred income taxes                                                                1,334     1,800
  Prepaid expenses                                                                       495       194
-------------------------------------------------------------------------------------------------------
      Total current assets                                                            35,499     8,497
Property and equipment:
  Telecommunication systems                                                            9,169     4,312
  Furniture and equipment                                                              3,359     1,123
  Leasehold improvements                                                                 903       225
  Systems in development                                                               2,658       734
-------------------------------------------------------------------------------------------------------
                                                                                      16,089     6,394
Less allowances for depreciation and amortization                                      3,183     1,510
-------------------------------------------------------------------------------------------------------
                                                                                      12,906     4,884
Goodwill, net                                                                          3,159        --
Other assets                                                                             395       232
-------------------------------------------------------------------------------------------------------
      Total assets                                                                   $51,959   $13,613
-------------------------------------------------------------------------------------------------------
Liabilities, Redeemable Preferred Stock and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                   $ 1,371   $ 1,277
  Accrued expenses                                                                     7,158     4,428
  Income taxes payable                                                                   490       710
-------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        9,019     6,415
Minority interest                                                                         47        --
Redeemable Preferred Stock, non-voting, par value $100 per share,
  13,000 shares authorized, 11,871 shares issued and outstanding in 1995                  --    15,896
Commitments and contingencies
Shareholders' equity:
  Convertible Preferred Stock, $1.00 par value per share,
    1,325 shares authorized, 850 shares issued and outstanding in 1995                    --         1
  Preferred Stock, no par value, 2,000,000 shares authorized,
    0 shares issued and outstanding  in 1996                                              --        --
  Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized,
    3,335,985 shares in 1995 and 12,725,749 shares in 1996 issued and outstanding        127        33
  Additional paid-in capital                                                          52,738     1,016
  Treasury Stock (46,420 shares in 1996, at cost)                                       (372)       --
  Accretion of dividends on Redeemable Preferred Stock                                    --    (4,025)
  Accumulated deficit                                                                 (9,600)   (5,723)
-------------------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)                                            42,893    (8,698)
-------------------------------------------------------------------------------------------------------
      Total liabilities, redeemable preferred stock and shareholders' equity         $51,959   $13,613
-------------------------------------------------------------------------------------------------------

See accompanying notes.

                     Consolidated Statements of Operations
              (In thousands, except share and per share amounts)

                                                                                               Year Ended December 31,
                                                                                              1996       1995      1994
-------------------------------------------------------------------------------------------------------------------------
Revenues:
  Calling service revenues                                                                   $32,234   $25,446   $16,004
  Teleservice revenues                                                                        13,413     8,774     2,330
  Network service revenues                                                                       312        --        --
  System revenues                                                                              4,692        --        --
-------------------------------------------------------------------------------------------------------------------------
                                                                                              50,651    34,220    18,334
Expenses:
  Cost of service revenues                                                                    36,606    26,100    14,212
  Cost of system revenues                                                                      2,576        --        --
  Engineering, research and development                                                        3,221       839       270
  Sales and marketing                                                                          2,949     1,934     1,268
  Related party management fees (see Note 9)                                                     252     1,008     1,008
  General and administrative                                                                   2,328     1,321       775
  Depreciation and amortization                                                                2,109       889       396
-------------------------------------------------------------------------------------------------------------------------
                                                                                              50,041    32,091    17,929
-------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                 610     2,129       405
Interest income (expense)                                                                        589      (151)      (64)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                                          1,199     1,978       341
Provision (benefit) for income taxes                                                             600    (1,030)       53
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                                599     3,008       288
Discontinued operations:
  Income (loss) from operations                                                                   --      (129)      104
  Gain (loss) on disposal                                                                         --       (36)    1,403
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                                        --      (165)    1,507
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                                       599     2,843     1,795
Accretion of dividends on redeemable preferred stock                                            (451)     (950)   (1,016)
-------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                                   $  148   $ 1,893   $   779
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders per common share:
  Continuing operations                                                                       $  0.01  $  0.22   $ (0.08)
-------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                  $  0.01  $  0.21   $  0.09
-------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per common share                                           11,259    9,179     8,848
-------------------------------------------------------------------------------------------------------------------------
Supplemental net income available to common shareholders per common share                     $  0.05  $    --   $    --
-------------------------------------------------------------------------------------------------------------------------
Shares used in computing supplemental net income per common share                             12,427        --        --
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                     (In thousands, except share amounts)

                                                                             Shareholders' Equity
                                              --------------------------------------------------------------------------------------
                                                                                                        Accretion
                                                                                                        of Divi-
                                                                                                        dends on             Total
                            Redeemable                       Convertible                       Addi-     Redeem-             Share-
                         Preferred Stock   Treasury Stock  Preferred Stock    Common Stock     tional   able Pre-   Accu-   holders'
                         --------------------------------------------------------------------  Paid In   ferred    mulated   Equity
                         Shares  Dollars   Shares Dollars  Shares Dollars  Shares     Dollars  Capital    Stock    Deficit (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1,
  1994                    12,871  $ 14,930      --  $  --     850   $ 1     2,630,432  $ 26    $ 1,023  $(2,059) $(10,361) $(11,370)
 Issuance of Common
  Stock                       --        --      --     --      --    --       705,553     7         (7)      --        --        --
  Repurchase of
   Redeemable
   Preferred Stock        (1,000)   (1,000)     --     --      --    --            --    --         --       --        --        --
  Accretion of dividends
   on Redeemable
   Preferred Stock            --     1,016      --     --      --    --            --    --         --   (1,016)       --    (1,016)
  Net income                  --        --      --     --      --    --            --    --         --       --     1,795     1,795
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1994                     11,871    14,946      --     --     850     1     3,335,985    33      1,016   (3,075)   (8,566)  (10,591)
  Accretion of dividends
   on Redeemable
   Preferred Stock            --       950      --     --      --    --            --    --         --     (950)       --      (950)
  Net income                  --        --      --     --      --    --            --    --         --       --     2,843     2,843
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1995                     11,871    15,896      --     --     850     1     3,335,985    33      1,016   (4,025)   (5,723)   (8,698)
  Conversion of
   Convertible
   Preferred Stock            --        --      --     --    (850)   (1)    5,004,608    50        (49)      --        --        --
  Accretion of dividends
   on Redeemable
   Preferred Stock            --       451      --     --      --    --            --    --         --     (451)       --      (451)
  Redemption of
   Redeemable
   Preferred Stock and
   Accreted Dividends    (11,871)  (16,347)     --     --      --    --            --    --         --    4,476    (4,476)       --
  Issuance of Common
   Stock                      --        --      --     --      --    --     4,183,928    42     51,745       --        --    51,787
  Exercise of Common
   Stock options              --        --      --     --      --    --       201,228     2         26       --        --        28
  Treasury Stock
   Purchase                   --        --  46,420   (372)     --    --            --    --         --       --        --      (372)
  Net income                  --        --      --     --      --    --            --    --         --       --       599       599
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1996                         --  $     --  46,420  $(372)     --   $--    12,725,749  $127    $52,738  $    --   $(9,600) $ 42,893
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                        Year Ended December 31,
                                                             1996                1995                  1994
---------------------------------------------------------------------------------------------------------------
Operating activities
Income from continuing operations                         $    599             $ 3,008               $   288
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
    Depreciation and amortization                            2,109                 888                   396
    Deferred income taxes                                      466              (1,800)                   --
    Changes in operating
      assets and liabilities,
      excluding effects of
      discontinued
      operations and business
      acquisitions:
        Accounts receivable                                 (3,208)             (2,655)               (1,242)
        Inventory                                           (1,128)                 --                    --
        Prepaid expenses and other assets                     (547)                (51)                 (140)
        Accounts payable and accrued expenses                  524               1,225                 1,152
        Income taxes payable                                  (297)                679                    31
---------------------------------------------------------------------------------------------------------------
                                                            (1,482)              1,294                   485
Income (loss) from discontinued operations                      --                (166)                1,506
Adjustments to reconcile
  income (loss) from
  discontinued operations:
  (Gain) loss on disposal of discontinued operations            --                  37                (1,402)
  Cash flow related to results of operations until
    disposal date                                               --                 803                  (148)
---------------------------------------------------------------------------------------------------------------
                                                                --                 674                   (44)
---------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operations                 (1,482)              1,968                   441

Investing activities
Acquisition of businesses, net of cash acquired               (846)                 --                    --
Purchases of short-term investments                        (26,937)                 --                    --
Sales of short-term investments                              6,439                  --                    --
Purchase of property and equipment                          (8,093)             (2,993)               (2,215)
Net proceeds from sale of lines of business                     --               1,074                 7,545
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        (29,437)             (1,919)                5,330

Financing activities
Proceeds from exercise of stock options                         28                  --                    --
Proceeds from issuance of stock                             49,787                  --                    --
Repurchase of redeemable preferred stock                   (16,347)                 --                (1,000)
Purchase of treasury stock                                    (372)                 --                    --
Repayment of long-term debt and capital leases              (1,507)                 --                (5,248)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         31,589                  --                (6,248)
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               670                  49                  (477)
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                 253                 204                   681
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $    923             $   253               $   204
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

                  Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The Company

Boston Communications Group, Inc. (the Company) develops, markets and provides specialized calling services, carrier support teleservices and prepaid network services to the wireless telephone industry. The Company also manufactures prepaid and voice system equipment.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company earns revenues by providing carrier support teleservices, processing prepaid cellular calls and processing cellular calls for individuals who have roamed outside of their service area. Revenue is recognized when the service is provided and is recorded net of estimated chargebacks and other billing adjustments. The Company recognizes revenue from the sale of systems at the time the systems are shipped.

Principles of Consolidation

The financial statements include 100% of the accounts and operations of the Company and all of its majority-owned subsidiaries. Minority interest represents the minority owner's proportionate share of the equity in the 80%-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Investments

The Company accounts for its marketable securities under the Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Instruments in Debt and Equity Securities." The Company has classified all of its securities as available-for-sale, and are thus reported at fair market value. Interest on all securities is reported as interest income.

  Investments with maturities between three and twelve months are considered short-term investments. The Company's short-term investments consist of debt securities such as corporate notes and marketable direct obligations of the United States Treasury. The following is a summary of available-for-sale securities as of December 31, 1996 (in thousands):

-----------------------------------------
Corporate notes                   $ 3,965
U.S. Treasury bills                16,533
-----------------------------------------
  Total short-term investments    $20,498
=========================================

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company's roaming customers are individuals who place cellular calls from service areas which are not covered by traditional roaming agreements. These calls are forwarded by cellular carriers to the Company for processing. Each transaction is small in size and the Company minimizes credit risk by validating appropriate billing information. Carrier support teleservices are provided to cellular carriers located throughout the country. Prepaid network services include the Company's prepaid wireless service which provides carriers, throughout the United States, with an alternative billing facility for their cellular customers. Accounts are not activated until payment is received by the carrier. The Company sells its voice systems in North America and its prepaid systems in Latin America and Europe.

  The Company has roaming, carrier support and network service agreements with, and sells its systems to numerous carriers, 10 of which accounted for 81.2%, 84.6% and 82.4% of the

Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively. The following table summarizes sales in excess of 10% of total revenues, as a percentage of total revenues, to major customers:

                              Year Ended December 31,
                              1996   1995   1994
--------------------------------------------------
Ameritech Cellular            14.8%  15.0%  16.0%
Bell Atlantic NYNEX Mobile    12.3   13.9   11.7
SNET Mobility                   --   11.9     --
AT&T Wireless                   --     --   15.6
Bell South Mobility           11.4     --     --

Inventory

Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows at December 31, 1996 (in thousands):

--------------------------
Raw materials       $ 984
Work in process       129
Finished goods         76
--------------------------
                   $1,189
==========================

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years. Systems in development represent the cost of purchased hardware and software to be used in switching equipment not yet placed into service and will be depreciated over 5 years. In accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

Goodwill

Goodwill represents the excess of cost of acquired businesses over the fair market value of all net assets acquired. Goodwill is being amortized on a straight-line basis over an eight year period. Accumulated amortization totaled $296,000 as of December 31, 1996.

Engineering, Research and Development

Costs associated with engineering, research and development are expensed as incurred.

Stock-Based Compensation

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

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common and dilutive common shares outstanding during each period. Common and common equivalent shares issued during the twelve month period prior to the initial filing date of the public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method.

Supplemental Net Income Per Share

Supplemental net income per share is based on the weighted average number of shares used in the calculation of net income per share increased by the number of shares which at the initial public offering price of $14.00 were required to complete the redemption of the Redeemable Preferred shares. Net income available to common shareholders is increased by the dividends accreted in 1996 on the Redeemable Preferred Stock.

                  Notes to Consolidated Financial Statements
                                  (continued)


3. DISCONTINUED OPERATIONS

On March 31, 1995, the Company sold the net assets of its cellular sales and service subsidiary for $573,000. On October 24, 1994, the Company sold the net assets of its rural cellular phone system subsidiary for $8,000,000, including a note receivable for $500,000 which was paid in 1995. In connection with this sale, the Company repaid $5,000,000 of promissory notes and vendor obligations. On March 15, 1994, the Company sold the net assets of its air-to-ground system subsidiary for $150,000.

  Interest expense of $492,000 in 1994 has been allocated to the discontinued operations of the rural cellular phone system subsidiary as the borrowings were specifically associated with that business. Income taxes associated with the discontinued operations are not material.

  The revenues of the discontinued operations are summarized below:

                                                                                                                 1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
Cellular sales and service                                                                                    $ 1,001      $ 9,455
Rural cellular phone system                                                                                        --          717
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              $ 1,001      $10,172
===================================================================================================================================

  The operating income (loss) of the discontinued operations is summarized below:

                                                                                                                 1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
Cellular sales and service                                                                                    $  (129)      $  262
Rural cellular phone system                                                                                        --         (158)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              $  (129)      $  104
===================================================================================================================================

  The gain (loss) on the disposal of the discontinuations is summarized below:

                                                                                                                 1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
Cellular sales and service                                                                                    $  (36)           --
Rural cellular phone system                                                                                       --       $ 1,403
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              $  (36)      $ 1,403
===================================================================================================================================

  Income taxes associated with the gain (loss) on the disposal of the discontinued operations are not material.

4. ACQUISITIONS

In February 1996, the Company acquired the net assets of Voice Systems Technology Inc. (VST), a company which develops and markets prepaid and voice processing systems, for approximately $2.5 million ($500,000 cash and 265,373 shares of common stock). VST had revenues and net income for the 11 months ended February 29, 1996 of $2.1 million and $9,000, respectively. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in the Company's results of operations from the date of acquisition. The allocation of the purchase price is based on the fair market value of assets and liabilities acquired and the excess over those amounts is accounted for as goodwill. The allocation of the purchase price is as follows (in thousands):


-----------------------------------------------
Property and equipment                   $  106
Accounts receivable, net                     51
Other current assets                         68
Accounts payable and accrued expenses      (312)
Other current liabilities                   (59)
Goodwill                                  2,683
-----------------------------------------------
                                         $2,537
===============================================

  On January 31, 1996, the Company acquired 17.5% of the stock in Wireless Americas Corporation (WAC) for $35,000. WAC markets and sells prepaid equipment in Latin America. On October 23, 1996, the Company acquired an additional 62.5% of the stock of WAC for $916,500. The purchase has been reflected in the Company's consolidated balance sheet. Results of WAC's operations from the date of acquisition through December 31, 1996 have been included in the Company's consolidated results.

  The following unaudited pro forma information has been prepared assuming that these acquisitions had taken place at the beginning of the respective period. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, amortization of goodwill resulting from the purchase, elimination of the effect of transactions between the Company and WAC and income taxes. There is no impact to 1995 from the WAC transaction as WAC operations began in 1996. The unaudited pro forma financial information is not necessarily indicative of the results of operations as if the transactions had been effected on the assumed dates (in thousands, except per share data):

                                                                December 31,
                                                               1996      1995
--------------------------------------------------------------------------------
                                                                (unaudited)
Net revenues                                                 $51,873   $ 36,288
-------------------------------------------------------------------------------
Net income available to
  common stockholders                                        $     1   $ 1,558
-------------------------------------------------------------------------------
Net income per common share                                  $  0.00   $  0.17
===============================================================================

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                                     December 31,
                                                                    1996     1995
-----------------------------------------------------------------------------------
Billing adjustments and chargebacks                               $ 1,240   $ 1,136
Cellular airtime                                                    2,447     1,077
Payroll                                                               931       391
Deferred revenue                                                      264       325
Telecommunication costs                                               442       305
Billing services                                                      296       282
Other                                                               1,538       912
-----------------------------------------------------------------------------------
                                                                  $ 7,158   $ 4,428
===================================================================================

6. INCOME TAXES


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):




                                                                                                December 31,
                                                                                            1996         1995
----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                                                         $    356     $ 1,189
  Book over tax amortization and
   depreciation expense                                                                         279         390
  Allowance for doubtful accounts, billing
  adjustments and chargebacks                                                                   801         775
  Minimum tax credit carryforwards                                                              128          49
  Accrued vacation and warranty                                                                 154          --
  Other                                                                                         142          --
----------------------------------------------------------------------------------------------------------------
                                                                                              1,860       2,403
  Valuation allowance for deferred
    tax assets                                                                                  --         (162)
----------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                     1,860       2,241
Deferred tax liabilities:
  Tax over book amortization                                                                   (366)       (281)
  Amortization of legal costs                                                                  (160)       (160)
----------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                                 (526)       (441)
----------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                     $ 1,334     $ 1,800
================================================================================================================

  The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                             Year Ended December 31,
                                                                                           1996      1995          1994
------------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                                  $ 51      $   110        $18
  State                                                                                      83          660         35
------------------------------------------------------------------------------------------------------------------------
                                                                                            134          770         53
Deferred:
  Federal                                                                                   423       (1,530)
  State                                                                                      43         (270)
------------------------------------------------------------------------------------------------------------------------
                                                                                            466       (1,800)
------------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                                             $600      $(1,030)       $53
========================================================================================================================


                  Notes to Consolidated Financial Statements
                                  (continued)

  At January 1, 1995, primarily as a result of the net operating losses, the Company was in a net deferred tax asset position. The full amount of the deferred tax asset was offset by a valuation allowance due to uncertainties associated with the realization of the deferred tax benefit. Based on the Company's ability to generate taxable income and its projections for 1997 and 1998, the Company has reduced the remaining valuation allowance to state the net deferred tax asset at its net realizable value.

  The Company utilized $1.2 million in 1994, $2.6 million in 1995 and $2.0 million in 1996 of federal net operating loss carryforwards to offset taxable income. The valuation allowance decreased $3.1 million during 1995 due primarily to the utilization of net operating loss carryforwards and to the reversal of a significant portion of the valuation allowance. The valuation allowance decreased by $286,000 and $162,000 in 1994 and 1996, respectively.

  At December 31, 1996, the Company has approximately $1.0 million of net operating loss carryforwards for federal income tax return purposes available for use in future years that expire beginning in 2003.

  A reconciliation of the statutory rate to the effective rate is as follows:

                                                        Year Ended December 31,
                                                       1996      1995      1994
----------------------------------------------------------------------------------
Federal provision at statutory rate                      34%      34%      34%
State income provision,
  net of federal benefit                                  6        6        6
Permanent differences                                    12        1        2
Change in valuation allowance                            --      (65)      --
Benefit of net operating loss                            (2)     (28)     (27)
----------------------------------------------------------------------------------
                                                         50%     (52)%     15%
==================================================================================


  Income taxes paid were $36,000 in 1994, $68,000 in 1995, and $352,000 in 1996.

7. Capital Stock

Common Stock
On April 26, 1996, the Company authorized 35,000,000 shares of a new class of common stock and effected a recapitalization of the Company (the "1996 Recapitalization"). All outstanding shares of the Company's class A, B, C and D common stock were exchanged for an aggregate of 3,335,985 shares of Common Stock. In addition, the terms and conditions of the Company's three classes of convertible preferred stock were modified, without changing the total number of shares of Common Stock into which the preferred stock can be converted. The convertible preferred shares were converted to 5,004,608 shares of Common Stock upon the closing of the initial public offering.

Initial Public Offering
In 1996, the Company sold in its initial public offering (IPO) 3,918,555 shares of its common stock yielding net proceeds of $49.8 million. The proceeds were used to redeem preferred stock and to repay an existing line of credit and capital leases.

  Upon the closing of the IPO, the Company redeemed all 11,871 outstanding shares of redeemable preferred stock at a redemption price of $1,000 per share. In addition, the Company paid approximately $4.5 million in accreted dividends on the redeemable preferred stock.

Preferred Stock
The Board of Directors are authorized, subject to certain limitations prescribed by law, without further shareholder approval, to issue from time to time up to an aggregate of 2,000,000 shares of Preferred Stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company. The Company has no present plans to issue any shares of Preferred Stock.

Stock Option Plan
The Company's 1996 Stock Option Plan (the 1996 Plan) was adopted by the Board of Directors and approved by the holders of the Company in 1996. The 1996 Plan provides for the grant of stock options to employees, officers and directors, consultants and advisors to, the Company and its subsidiaries. Under the 1996 Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("incentive stock options"), or options not intended to qualify as incentive Stock options ("non-statutory options"). Incentive stock options may only be granted to employees of the Company. A total of 1,264,792 shares of Common Stock may be issued upon the exercise of options granted under the 1996 Plan. The maximum number of shares with respect to which options may be granted to any employee under the 1996 Plan shall not exceed 200,000 shares of Common Stock during any calendar year. The 1996 Plan replaces the 1994 Stock Option Plan which granted 355,738 options and was terminated in 1996. All options granted have 10 year terms and generally vest and become exercisable over four or five years.

  In 1996, the Company granted non-qualified options to purchase 653,278 and 93,551 at exercise prices of $5.75 and $10.00, respectively, which were deemed fair market value as determined by the Company.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively: risk-free interest rates of 7.1% and 5.9%, respectively, no dividend yield, the volatility factor of the expected market price of the Company's common stock was 0.5 and a weighted-average expected life of the option of 5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                                                     December 31,
                                                                   1996         1995
------------------------------------------------------------------------------------
Pro forma net income (loss)                                      $(1,086)     $1,893
------------------------------------------------------------------------------------
Pro forma net income (loss) per share                            $ (0.10)     $ 0.21
------------------------------------------------------------------------------------

                  Notes to Consolidated Financial Statements
                                  (continued)

 Stock option information is as follows:


                                                   1996                       1995                         1994
--------------------------------------------------------------------------------------------------------------------------------
                                                        Weighted                   Weighted                      Weighted
                                                        Average                    Average                       Average
                                          Options    Exercise Price   Options    Exercise Price    Options    Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding--beginning of year             355,758       $ 0.14        324,629        $0.14             --            --
  Granted                                1,548,329         9.76         31,129         0.14         324,629        $0.14
  Exercised                               (201,228)        0.14             --           --             --            --
  Cancelled                                (36,500)       13.61             --           --             --            --
--------------------------------------------------------------------------------------------------------------------------------
Outstanding--end of year                 1,666,359         --          355,758         0.14         324,629         0.14
================================================================================================================================

  The following table summarizes the stock options outstanding and exercisable as of December 31, 1996:

-----------------------------------------------------------------------
       Options                     Options                    Exercise
     Exercisable                 Outstanding                   Price
-----------------------------------------------------------------------
      14,454                       154,530                    $ 0.14
     653,278                       653,278                      5.75
       2,500                       108,500                      8.25
          --                        93,551                     10.00
          --                        15,000                     12.25
      12,933                       641,500                     14.00
-----------------------------------------------------------------------
     683,165                     1,666,359
=======================================================================

  There were 181,219 options exercisable at December 31, 1995 at a weighted-average exercise price of $0.14. The weighted-average fair value of options granted during 1995 and 1996 was $0.07 and $4.69, respectively. The weighted-average contractual life of options outstanding at December 31, 1995 and 1996 was 9.0 years and 9.2 years, respectively.

Employee Stock Purchase Plan
The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in April 1996. The Purchase Plan authorizes the issuance of up to a total of 225,000 shares of Common Stock to participating employees.

Certain employees of the Company who have been employed by the Company for a minimum of twelve months, including directors of the Company who are employees, are eligible to participate in the Purchase Plan. On the first day of a designated payroll deduction period (the "Offering Period"), the Company will grant to each eligible employee who has elected to participate in the Purchase Plan an option to purchase shares of Common Stock as follows: the employee may authorize an amount (up to a maximum of 10% of such employee's regular pay) to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Purchase Plan, the option price is an amount equal to 90% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares which has an aggregate market value (determined on the last day of the Offering Period) in excess of $25,000. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering.

8. COMMITMENTS

The Company has noncancelable operating lease commitments for office space. Rent expense approximated $399,000 in 1994, $443,000 in 1995 and $881,000 in 1996.
Future minimum rental commitments, which include office space leased as of December 1996, are as follows (in thousands):

---------------------------------------
Year ending December 31, 1997    $  875
1998                                844
1999                                765
2000                                496
2001                                 83
---------------------------------------
                                 $3,063
=======================================

  The Company entered into capital leases of $1.5 million in 1996 which were fully repaid in 1996.

9. RELATED-PARTY TRANSACTIONS

Pursuant to a management agreement, the Company paid annual fees in the amount of $1,008,000 in 1994 and 1995 and $252,000 in 1996 to a management company affiliated with certain shareholders of the Company. These amounts represent the payroll and certain benefit costs of six senior management personnel responsible for the operations of the Company.

The management agreement was terminated in March, 1996 and the employees of the management company became employees of the Company. The management fees previously incurred by the Company under the management agreement closely approximate the actual payroll and related benefits currently being directly incurred by the Company, and the Company believes that these amounts are reasonable and comparable to those that would have been incurred with an unrelated third party. Additionally, the Company leased office space from another company affiliated with certain shareholders of the Company under a leasing arrangement which was terminated in August 1996. The Company recorded rent expense of $28,000 in 1994, $68,000 in 1995 and $40,000 in 1996 in
connection with this lease. Another company, affiliated with certain shareholders of the Company, received $462,000 in connection with the repurchase of redeemable preferred stock of the affiliated company's investment and its accreted dividends.

               Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Boston Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Boston, Massachusetts
February 11, 1997

                                                                     SCHEDULE II

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               COL. A                     COL. B              COL. C                COL. D          COL. E
-------------------------------------  ------------  -------------------------  ---------------  -------------
                                                           ADDITIONS
                                                     ------------------------
                                                                 CHARGED TO
                                                                 ----------
                                        BALANCE AT   CHARGED TO    OTHER
                                       ------------  ----------    -----
                                       BEGINNING OF  COSTS AND     ACCOUNTS--    DEDUCTIONS--     BALANCE AT
                                       ------------  ----------    ----------    ----------       ------------
DESCRIPTION                               PERIOD      EXPENSES      DESCRIBE     DESCRIBE         END OF PERIOD
-----------                            ------------  ----------     --------     ------------     -------------

Year ended December 31, 1996:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts             $883,692     $30,000    $895,961(1)      $567,356(2)     $1,242,297
Year ended December 31, 1995:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts              545,637          --     642,421(1)       304,366(2)        883,692
Year ended December 31, 1994:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts              343,602          --     449,508(1)       247,473(2)        545,637

(1) Billing adjustments recorded as a reduction of revenue.
(2) Settlement of billing adjustments.

                                 EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION                                                             PAGE
 ------     -----------                                                             ----
*3.1        Restated Articles of Organization of the Company, as amended.

*3.3        Amended and Restated By-Laws of the Company.

*10.1       1994 Stock Option Plan.

*10.2       1996 Stock Option Plan.

*10.3       1996 Employee Stock Purchase Plan.

10.3.1      Amendment Number 1, dated August 30, 1996, to 1996 Employee Stock
            Purchase Plan

*10.4 Employment Letter Agreement dated February 6, 1996 between the Company and George K. Hertz.

*10.5 Billing and Related Services Agreement dated April 19, 1995 between the Company and OAN Services, Inc. ("OAN").

*10.7 Software license Agreement dated March 30, 1995 between the Company and Innovative Telecom Corporation ("ITC").

*10.8      Service Bureau Agreement dated April 7, 1995 between the Company and
           ITC.

*10.9 BCG-ITC Strategic Partnership Agreement Addendum Dated March 31, 1996 between the Company and ITC.

*10.10    License Agreement dated April 23, 1996 between the Company and
          MicroDimensions, Inc.

*10.11    Gateway Service Agreement dated June 5, 1995 between the Company and
          SNET Diversified Group, Inc.



 10.12 Frontier Service Agreement dated June 6, 1996 between the Company and Frontier Communications of the West, Inc.

*10.15    Commercial Lease dated January 24, 1996 between the Company and
          Cummings Properties Management, Inc.

 10.15.1  Commercial Lease dated February 26, 1996 between the Company and
          Cummings Property Management, Inc. (Amendment No. 1).

 10.15.2 Amendment No. 2, dated August 8, 1996, to the commercial lease between the Company and Cummings Property Management, Inc.

 10.15.3 Amendment No. 3, dated February 5, 1997, to the commercial lease between the Company and Cummings Property Management, Inc.

*10.16 Lease dated November 30, 1994, as amended, between the Company and Teachers Realty Corporation.

*10.17 Commercial/Industrial Lease dated September 27, 1995 between the Voice Systems Technology Inc. ("VST") and Schleuter Properties.

*10.18    Lease dated November 30, 1995, as amended, between VST and Society
          Hill Office Park LTD.

*10.21 Distribution Agreement dated January 31, 1996 between the Company and Wireless Americas Corp. ("WAC")

*10.22    Agreement dated April 22, 1996 between the Company and MDTelecom,
          Inc. ("MDT").

 10.23    Memorandum of Understanding dated January 1, 1997 between the
          Company and Milcon Communications (Hong Kong) Ltd.

*10.24    Subscription and Sale Agreement dated April 23, 1996 between the
          Company and MDT.

*10.25    Source Code Release Agreement dated April 23, 1996 between the
          Company and MDT.

*10.26    End-User Purchase and License Agreement between the Company and
          Teloquent Communications Corporation.

 10.27 Software License and Services Agreement dated October 30, 1996 between the Company and Oracle Corporation.

 10.28 Software License and Services Agreement dated September 24, 1996 between the Company and Oracle Corporation.

**10.29 Amended and Restated Option Agreement, dated October 23, 1996, among the Company, WAC and Robert B. Sproul.





11        Statement re: Computation of Per Share Earnings.

21        Subsidiaries of the Registrant.

23        Consent of Ernst & Young LLP, Independent Auditors.

27        Financial Data Schedule.

----------
*Incorporated by reference to the Company's Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128)
**Incorporated by reference to the Company's Current Report on Form 8-K filed November 7, 1996.