Form 10-Q
period 1997-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 1997-05-13
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


  (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 1997 or

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission file number: 0-28432

                       Boston Communications Group, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                               04-3026859
  ------------------------------                ------------------
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

______________________________________________________________________________
(Former name, former address, former fiscal year, if changed since last report)

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

As of May 1, 1997 the Company had outstanding 12,731,162 shares of common stock, $.01 par value per share.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................7

          Certain Factors That May Affect Future Results.........10


 PART II. OTHER INFORMATION:


 Item 1.  Legal Proceedings......................................12

 Item 6.  Exhibits and Reports on Form 8-K.......................12

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



ASSETS                                       DECEMBER 31,    MARCH 31,
                                                1996            1997
                                                ----            ----
                                                             (unaudited)
Current assets:

 Cash                                           $   923         $   357
 Short-term investments                          20,498          14,731
 Accounts receivable, net of allowance for
  billing adjustments and doubtful accounts
  of $ 1,242 in 1996 and $ 1,191 in 1997         11,060          13,203
 Inventory                                        1,189           2,811
 Deferred income taxes                            1,334           1,334
 Prepaid expenses and other assets                  495             710
                                                -------         -------
     Total current assets                        35,499          33,146

 Property and equipment, net                     12,906          16,053

 Goodwill, net                                    3,159           3,051
 Other assets                                       395             411
                                                -------         -------
     Total assets                               $51,959         $52,661
                                                =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable                               $ 1,371         $ 1,942
 Accrued expenses                                 7,158           7,167
 Income taxes payable                               490             522
                                                -------         -------
     Total current liabilities                    9,019           9,631

Minority interest                                    47              26

Shareholders' equity:
 Preferred Stock, $.01 par
 value, 2,000,000 shares authorized,
 0 shares issued and outstanding                      -               -
Common Stock, voting, par value $.01 per
 share, 35,000,000 shares authorized,
 12,725,749 shares in 1996 and 12,777,582
 shares in 1997 issued and outstanding              127             128
Additional paid-in capital                       52,738          52,755
Treasury stock (46,420 shares, at cost)            (372)           (372)
Accumulated deficit                              (9,600)         (9,507)
                                                -------         -------
Total shareholders' equity                       42,893          43,004
                                                -------         -------
     Total liabilities and shareholders'
      equity                                    $51,959         $52,661
                                                =======         =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                              1996       1997
                                           ----------  --------

Service Revenues:
  Calling service revenues                   $ 7,214    $ 7,012
  Teleservice revenues                         3,847      3,789
  Prepaid network service revenues                 -        790
  System revenues                                 92      4,028
                                             -------    -------
                                              11,153     15,619

Expenses:
  Cost of service revenues                     8,311      9,419
  Cost of system revenues                         37      2,640
  Engineering, research and development          419      1,029
  Sales and marketing                            557      1,063
  Related party management fees                  252          -
  General and administrative                     482        670
  Depreciation and amortization                  360        890
                                             -------    -------
Total operating expenses                      10,418     15,711
                                             -------    -------

Operating income(loss)                           735        (92)
Interest income(expense), net                     (6)       262
                                             -------    -------

Income before income taxes
  and minority interest                          729        170
Minority interest                                  -        (21)
                                             -------    -------

Income before income taxes                       729        191
Provision for income taxes                       300         98
                                             -------    -------

Net income                                       429         93
Accretion of dividends on redeemable
  preferred stock                               (237)         -
                                             -------    -------
Net income available to common
  shareholders                               $   192    $    93
                                             =======    =======

Net income available to common
  shareholders per common share:
  Net income                                 $  0.02    $  0.01
                                             =======    =======

Shares used in computing net income
  per common share                             9,179     12,883
                                             =======    =======


                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                       1996      1997
                                                       ----      ----
OPERATING ACTIVITIES
Net income                                          $   429   $    93
Adjustments to reconcile net income to net cash
 provided by(used in) operating activities:
   Depreciation and amortization                        360       890
   Deferred income taxes                                255         -
   Minority interest                                      -       (21)
Changes in operating assets and liabilities,
 excluding effect of business acquisition:
   Accounts receivable                               (1,176)   (2,144)
   Inventory                                              -    (1,622)
   Prepaid expenses and other assets                   (268)     (250)
   Accounts payable and accrued expenses              2,214       580
   Income taxes payable                                (171)       31
                                                    -------   -------

Net cash provided by(used in) operations              1,643    (2,443)


INVESTING ACTIVITIES
Acquisition of business, net of cash acquired          (497)        -
Investment in non-marketable securities                 (35)        -
Purchase of property and equipment                   (1,527)   (3,908)
Sales of short-term investments                           -     5,766
                                                    -------   -------

Net cash provided by(used in) in investing
 activities                                          (2,059)    1,858


FINANCING ACTIVITIES
Proceeds from exercise of stock options                  16        19
Proceeds from notes payable                             500         -
                                                    -------   -------

Net cash provided by financing activities               516        19
                                                    -------   -------

Increase(decrease) in cash and cash equivalents         100      (566)
Cash and cash equivalents at beginning of period        253       923
                                                    -------   -------
Cash and cash equivalents at end of period          $   353   $   357
                                                    =======   =======


                       BOSTON COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standard No. 128, "Earnings Per Share" which simplifies the calculation of earnings per share (EPS) and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. Its adoption does not have a material effect on the Company's financial position or results of operations in the first quarter of 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - MARCH 31, 1996 AND 1997
-----------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 39.3% from $11.2 million in the three months ended March 31, 1996 to $15.6 million in the three months ended March 31, 1997. Calling service revenues decreased 2.9% or $212,000 from the three months ended March 31, 1996 to the same period ended March 31, 1997. The decrease in calling service revenues resulted from declining trends in industry-wide cellular roaming and the decrease in the frequency of the suspension of intercarrier roaming agreements due to improved fraud controls implemented by the carriers. Teleservice revenues decreased $58,000 for the three month period ended March 31, 1997 compared to the same period in the prior year. The decrease resulted primarily from the discontinuance of certain special carrier programs, offset by the expansion of services provided to existing customers and additional service programs provided to new carrier customers. Revenues generated from prepaid network services for the three months ended March 31, 1997 are principally related to usage in markets where C2C prepaid services were commercially available. As of March 31, 1997, twenty-five C2C Network switches were deployed in various markets throughout the United States. Of these switches, nineteen were fully operational and processing live transactions by the end of the first quarter. System revenues are generated by Voice Systems Technology, Inc. (VST), acquired in February 1996, and increased $3.9 million from the three month period ended March 31, 1996 to the same period ended March 31, 1997. The increase resulted primarily from the sale of systems to continue the expansion of a prepaid cellular system in Mexico and, to a lesser extent, from the full quarter of operations of its systems division for the three months ended March 31, 1997.

Cost of service revenues
------------------------

Cost of service revenues consist primarily of cellular network and landline costs in addition to the personnel costs associated with operator assisted ROAMERplus calling service calls, teleservice calls and C2C operations. Cost of service revenues increased from 75.1% of service revenues for the three months ended March 31, 1996 to 81.3% of service revenues for the three months ended March 31, 1997. The increase in cost of service revenues as a percentage of service revenues was primarily due to the high initial operating costs as subscribers are added and usage is generated on the C2C network.

Cost of system revenues
-----------------------

Cost of system revenues represent the cost of prepaid and voice systems sold. Cost of system revenues increased from 40.2% of system revenues for the three months ended March 31, 1996 to 65.4% of system revenues for the three months ended March 31, 1997. The increase in cost of system revenues as a percentage of system revenues reflects the increased personnel and other overhead to support higher sales volumes and the expansion of the Company's manufacturing operations. In addition, lower margins were generated from the sale of systems to continue the expansion of a prepaid cellular system in Mexico.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - MARCH 31, 1996 AND 1997 (CONTINUED)
-----------------------------------------------------------

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses include primarily the salaries and benefits for software development engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased $610,000 or 145.6% from the three months ended March 31, 1996 to the three months ended March 31, 1997. The increase was principally due to the costs associated with the Company's hiring of new personnel to support the development, implementation and deployment of the C2C network and, to a lesser extent, additional personnel to support the expansion of teleservices.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales force salaries and commissions, travel and entertainment expenses, and the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased $506,000 or 90.8% from the three months ended March 31, 1996 to the three months ended March 31, 1997. The increase in sales and marketing expenses was due to additional expenditures to support the more sales intensive prepaid service business and concentrated sales and marketing efforts related to teleservices. In addition, the acquisitions of Voice Systems Technology, Inc.
(VST) and Wireless Americas Corp. (WAC) in 1996 resulted in the Company incurring increased expenditures to support system sales globally.

General and administrative expenses
-----------------------------------

General and administrative expenses include salaries and benefits and other expenses that provide administrative support to the Company. General and administrative expenses and related party management fees decreased $64,000 or 8.7% from the three months ended March 31, 1996 compared to the three months ended March 31, 1997. The decrease resulted from consolidation of the Company's administrative facilities and certain related party management fees which are attributable to engineering, research and development for the three months ended March 31, 1997.

Depreciation and amortization expense
-------------------------------------

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to the acquisition of VST and WAC is being amortized over eight years. Depreciation and amortization expense increased $530,000 or 147.2% during the three month period ended March 31, 1997 compared to the same period in the prior year. This increase was due primarily to amortization of goodwill from the Company's two acquisitions and depreciation of additional telecommunications equipment and software to support the Company's calling services, carrier support teleservices and prepaid network services. In addition, the expansion of the Company's call centers and VST assembly facility resulted in increased depreciation of furniture and equipment and leasehold improvements. Depreciation and amortization expense are expected to increase in 1997 due to a full year of goodwill amortization from the VST and WAC acquisitions and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - MARCH 31, 1996 AND 1997 (CONTINUED)
-----------------------------------------------------------

increased depreciation of telcommunications systems associated with teleservices and the expansion of the C2C network.

Interest income(expense), net
-----------------------------

Interest income(expense) increased $268,000 for the three months ended March 31, 1997 as compared to the same period in the prior year. The increase resulted primarily from interest earned on the investments of the proceeds from the Company's initial public offering.

Provision for income taxes
--------------------------

The Company's effective income tax rate for the three month period ended March 31, 1997 reflects an increase from the prior year due to the non-deductibility of goodwill amortization from the acquisitions of VST and WAC. The effective income tax rate is expected to continue to be greater than 40% for the remainder of 1997 due to the impact of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used in operating activities for the three months ended March 31, 1997 was $2.4 million and resulted from an increase of accounts receivable and inventory offset by an increase in accounts payable and accrued expenses. Accounts receivable increased due to the sale of systems to Mexico in the first quarter. Inventory increased to support the increasing sales of VST systems and the continued assembly of C2C network equipment which is expected to be deployed in the second quarter. Accounts payable and accrued expenses increased as a result of increases in capital expenditures and costs associated with the overall growth of the Company.

Net cash provided by investing activities was $1.9 million for the three months ended March 31, 1997 and consisted primarily of sales of short-term investments, needed to meet working capital needs and the purchase of telecommunications equipment to support the Company's C2C Network and the expansion of the teleservices business.

The Company believes that it has the necessary liquidity and capital resources to sustain existing operations for at least the next twelve months.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to develop and successfully deploy its C2C Network, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of call traffic generated through these customers or the services being performed pursuant to teleservice programs. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company historically has provided all of its services to cellular carriers, including roaming services and teleservices. Although the cellular market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that cellular carriers will continue to use the Company's services. In addition, the prepaid wireless service and PCS markets are in their initial stages of development, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

The Company is currently devoting significant resources toward the continued development and deployment of its wireless prepaid service, including deployment of its C2C Network. There can be no assurance that the Company will continue to successfully develop and deploy the C2C Network or its prepaid service in a timely fashion, that the market for the Company's prepaid service will develop, or that the Company's C2C Network will continue to operate successfully.

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

PART II. OTHER INFORMATION:
---------------------------

Item 1.  Legal Proceedings

          On April 18, 1997, the former President of Wireless Americas Corp. ("WAC") in which the Company holds an 80% interest, filed an action in Florida Circuit Court in Dade County against WAC and the Company, alleging wrongful termination, breach of contract and fraudulent inducement, in connection with the termination of his employment by WAC on March 14, 1997. The plaintiff seeks a declaratory judgement and damages in an unspecified amount. While the matter is in the earliest stages of the litigation, the Company and WAC intend to contest the matter vigorously and believe that they have meritorious defenses and counterclaims with respect to the action.

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



   Boston Communications Group, Inc.
   -------------------------------------
   (Registrant)


   Date: May 6, 1997      By:   /s/ Paul J. Tobin
                                ----------------------------------------
                                Paul J. Tobin
                                Chief Executive Officer
                                and President


   Date: May 6, 1997      By:   /s/ Fritz von Mering
                                ----------------------------------------
                                Fritz von Mering
                                Vice President, Finance
                                and Administration

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.       Description
-------------     -----------

10.30 Registration Rights Agreement dated February 29, 1996 between the Company and Michael J. Buchel, Zuyus Investment Company, Peter T. Zuyus, Jr., Joseph Giegerich, Terrence G Hare III,
                  J. Michael Looney and John M. Freese, Sr.


10.31 Amendment, dated December 16, 1996, to the Registration Rights Agreement, dated February 29, 1996.


10.32 Amendment, dated December 16, 1996, to the Registration Rights Agreement, dated February 29, 1996.


11.0              Statement RE: Computation of Per Share Earnings

EX.27             Financial Data Schedule