Form 10-Q
period 1997-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 1997-08-08
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


  (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 1997 or

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


  Commission file number: 0-28432

        Boston Communications Group, Inc.
        ---------------------------------
        (Exact name of registrant as specified in its charter)

         Massachusetts                               04-3026859
  -------------------------------                 ----------------
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

As of July 30, 1997 the Company had outstanding 13,005,221 shares of common stock, $.01 par value per share.

                                     INDEX
                                                                    PAGE NUMBER

PART 1.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets.......................................3

          Consolidated Statements of Operations.............................4

          Consolidated Statements of Cash Flows.............................5

          Notes to Consolidated Financial Statements........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................7

          Certain Factors That May Affect Future Results...................11


PART II. OTHER INFORMATION:


Item 1.  Legal Proceedings.................................................13

Item 4.  Submission of Matters to a Vote of Security Holders...............13

Item 6.  Exhibits and Reports on Form 8-K..................................13

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

ASSETS                                               December 31,    June 30,
                                                        1996           1997
                                                        ----           ----
Current assets:
 Cash                                                $     923      $     837
 Short-term investments                                 20,498          2,962
 Accounts receivable, net of allowance for
  billing adjustments and doubtful accounts
  of $ 1,242 in 1996 and $ 1,279 in 1997                11,060         15,059
 Inventory                                               1,189          2,434
 Deferred income taxes                                   1,334          1,334
 Prepaid expenses and other assets                         495          1,000
                                                        ------         ------
Total current assets                                    35,499         23,626

Property and equipment, net                             12,906         27,381

Goodwill, net                                            3,159          2,943
Other assets                                               395            432
                                                        ------         ------
        Total assets                                 $  51,959      $  54,382
                                                        ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   1,371      $   3,294
 Accrued expenses                                        7,205          6,753
 Income taxes payable                                      490            553
                                                        ------        -------
        Total current liabilities                        9,066         10,600

Shareholders' equity:
 Preferred Stock, par value $.01
 per share, 2,000,000 shares authorized,
 0 shares issued and outstanding                             -              -
Common Stock, voting, par value $.01 per share,
 35,000,000 shares authorized, 12,725,749 and
 12,905,782 shares issued in 1996 and 1997,
 respectively                                              127            129
Additional paid-in capital                              52,738         53,489
Treasury stock (46,420 shares, at cost)                   (372)          (372)
Accumulated deficit                                     (9,600)        (9,464)
                                                        ------         ------
Total shareholders' equity                              42,893         43,782
                                                        ------         ------
        Total liabilities and shareholders' equity   $  51,959      $  54,382
                                                        ======         ======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                   Three months ended        Six months ended
                                        June 30,                  June 30,
                                    1996        1997           1996      1997
                                    ----        ----           ----      ----
Revenues:
  Roaming services                 $ 8,327     $ 8,048       $15,541   $15,060
  Teleservices                       3,303       4,375         7,150     8,164
  Prepaid wireless services             69       1,513            69     2,303
  System sales                       1,141       2,417         1,233     6,445
                                    ------      ------        ------    ------
                                    12,840      16,353        23,993    31,972

Expenses:
  Cost of service revenues           9,465      10,882        17,775    20,301
  Cost of system revenues              553       1,095           590     3,735
  Engineering, research and
    development                        744       1,168         1,163     2,197
  Sales and marketing                  638       1,230         1,196     2,293
  Related party management fees          -           -           252         -
  General and administrative           621         824         1,103     1,473
  Depreciation and amortization        477       1,203           837     2,093
                                    ------      ------        ------    ------

Total operating expenses            12,498      16,402        22,916    32,092
                                    ------      ------        ------    ------

Operating income(loss)                 342         (49)        1,077      (120)
Interest income(expense), net          (75)        135           (81)      397
                                    ------      ------        ------    ------

Income before income taxes             267          86           996       277
Provision for income taxes             123          43           423       141
                                    ------      ------        ------    ------

Net income                             144          43           573       136
Accretion of dividends on
  redeemable preferred stock          (214)          -          (451)        -
                                    ------      ------        ------    ------
Net income(loss) available to
  common shareholders              $   (70)    $    43       $    122  $   136
                                    ======      ======        =======   ======
Net income(loss) available to
  common shareholders per common
  share                            $ (0.01)    $  0.00        $  0.01  $  0.01
                                    ======      ======         ======   ======
Shares used in computing net
  income(loss) available to
  common shareholders per common
  share                              9,489      13,649          9,334   13,266
                                    ======      ======         ======   ======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Six months ended
                                                      June 30,
                                                      1996        1997
                                                      ----        ----
OPERATING ACTIVITIES
Net income                                          $    573   $    136
Adjustments to reconcile net income to net cash
  used in operating activities:
        Depreciation and amortization                    838      2,092
        Deferred income taxes                            525          -
Changes in operating assets and liabilities,
  excluding effect of business acquisitions:
        Accounts receivable                           (4,252)    (3,999)
        Inventory                                          -     (1,245)
        Prepaid expenses and other assets               (830)      (566)
        Accounts payable and accrued expenses          1,595      1,471
        Income taxes payable                            (400)        63
                                                      ------     ------

Net cash used in operations                           (1,951)    (2,048)


INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired         (497)         -
Investment in non-marketable securities                 (110)         -
Purchase of property and equipment                    (2,942)   (16,327)
Sales of short-term investments                            -     17,536
                                                      ------     ------

Net cash provided by(used in) in investing
  activities                                          (3,549)     1,209


FINANCING ACTIVITIES
Proceeds from exercise of stock options                   21        753
Proceeds from issuance of common stock                44,490          -
Redemption of redeemable preferred stock             (16,347)         -
Repayment of capital leases                              (70)         -
                                                      ------     ------

Net cash provided by financing activities             28,094        753
                                                      ------     ------

Increase(decrease) in cash and cash equivalents       22,594        (86)
Cash and cash equivalents at beginning of period         253        923
                                                      ------     ------
Cash and cash equivalents at end of period          $ 22,847   $    837
                                                      ======     ======
Supplemental disclosure of noncash transactions:
  Capital lease obligations                          $ 1,507
                                                       =====
  Shares issued in connection with acquisition of
  business                                           $ 2,000
                                                       =====

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standard No. 128, "Earnings Per Share" which simplifies the calculation of earnings per share (EPS) and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. Its adoption does not have a material effect on the Company's financial position or results of operations in the first six months of 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's consolidated financial statements.

2.   Inventory

     Inventories consist of the following at:

                                  June 30,     December 31,
                                    1997          1996
                                    ----          ----
              Purchased parts     $ 1,468       $   984
              Work-in-process         699           129
              Finished goods          267            76
                                    -----         -----
                                  $ 2,434       $ 1,189
                                    =====         =====

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - June 30, 1996 and 1997
----------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 28.1% from $12.8 million in the three months ended June 30, 1996 to $16.4 million in the three months ended June 30, 1997 and increased 33.3% from $24.0 million in the six months ended June 30, 1996 to $32.0 million in the six months ended June 30, 1997. Roaming service revenues decreased 3.3% or $279,000 from the three months ended June 30, 1996 to the same period ended June 30, 1997 and decreased 3.1% or $481,000 from the six months ended June 30, 1996 to the same period ended June 30, 1997. The decrease in roaming service revenues resulted from declining trends in industry-wide cellular roaming and the decrease in the frequency of the suspension of intercarrier roaming agreements due to improved fraud controls implemented by the carriers. Teleservice revenues increased 33.3% or $1.1 million and 13.9% or $1.0 million, respectively, for the three month and six month periods ended June 30, 1997 compared to the same periods in the prior year. The increase resulted primarily from additional service programs provided to new carrier customers, the expansion of services provided to existing customers and the addition of teleservice programs for users of the Company's prepaid wireless services. Revenues generated from prepaid wireless services increased substantially from $69,000 to $1.5 million and $69,000 to $2.3 million, respectively for the three and six month periods ended June 30, 1997 as compared to the same periods in the prior year. The increases were due to the increase in the number of markets where C2C prepaid services were commercially available and increased usage in those markets. As of June 30, 1997, thirty-three C2C Network switches were deployed in various markets throughout the United States. Of these switches, twenty-seven were fully operational and processing live transactions by the end of the second quarter. System sales increased 118.2% or $1.3 million from the three month period ended June 30, 1996 to the same period ended June 30, 1997 and increased 433.3% or $5.2 million from the six month period ended June 30, 1996 to the same period ended June 30, 1997. The increase resulted primarily from the sale of systems to continue the expansion of prepaid wireless systems throughout Mexico and South America.

Cost of service revenues
------------------------

Cost of service revenues consists primarily of cellular network and landline costs to support both roaming and prepaid wireless services in addition to the direct labor and benefits associated with operator assisted roaming service calls and teleservice calls. Cost of service revenues decreased from 80.9% of service revenues for the three months ended June 30, 1996 to 78.1% of service revenues for the three months ended June 30, 1997. The decrease in cost of service revenues as a percentage of service revenues was due primarily to a significant increase in prepaid wireless service revenues which was greater than the corresponding increase in fixed costs. Cost of service revenues increased from 78.1% of service revenues for the six months ended June 30, 1996 to 79.5% of service revenues for the six months ended June 30, 1997. The increase in cost of service revenues as a percentage of service revenues was primarily due to the high initial operating costs as subscribers are added and usage is generated on the C2C Network.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - June 30, 1996 and 1997 (continued)
----------------------------------------------------------

Cost of system revenues
-----------------------

Cost of system revenues represents the cost of prepaid and voice systems sold. Cost of system revenues decreased from 48.5% of system revenues for the three months ended June 30, 1996 to 45.3% of system revenues for the three months ended June 30, 1997 and increased from 47.9% of system revenues for the six months ended June 30, 1996 to 58.0% of system revenues for the six months ended June 30, 1997. The decrease in cost of system revenues as a percentage of system revenues for the three month period ended June 30, 1997, resulted from the sale of higher margin systems in South America partially offset by increased expenditures for personnel and overhead to support the increasing sales volumes and the expansion of the Company's manufacturing and assembly operations. The increase in cost of system revenues as a percentage of system revenues for the six month period ended June 30, 1997 reflects the lower margins generated from the sale of systems in the first quarter of 1997 to continue the expansion of a prepaid wireless system in Mexico and, to a lesser extent, the full six months of operations of the systems division.

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses include primarily the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased $424,000 or 57.0% from the three months ended June 30, 1996 to the three months ended June 30, 1997 and increased $1.0 million or 88.9% from the six months ended June 30, 1996 to the six months ended June 30, 1997. The increases were principally due to the costs associated with the Company's hiring of new personnel to support the development, implementation and deployment of the C2C Network and, to a lesser extent, additional personnel to support the expansion of teleservices. Engineering, research and development expenses are expected to increase in 1997 as additional personnel are added to support the growth of the C2C Network.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales force salaries and commissions, travel expenses, and the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased $592,000 or 92.8% from the three months ended June 30, 1996 to the three months ended June 30, 1997 and increased $1.1 million or 91.7% from the six months ended June 30, 1996 to the six months ended June 30, 1997. The increase in sales and marketing expenses was due to additional salaries, benefits and other expenditures to support the more sales intensive prepaid wireless service business and concentrated sales and marketing efforts related to teleservices. In addition, the acquisitions of Voice Systems Technology, Inc. (VST) and Wireless Americas Corp. (WAC) in 1996 resulted in the Company incurring increased expenditures to support system sales globally.

General and administrative expenses
-----------------------------------

General and administrative expenses include salaries, benefits and other expenses that provide administrative support to the Company. General and administrative expenses and related party management fees increased $203,000 or 32.7% from the three months ended June 30, 1996 to the three months ended June 30, 1997. For the six months ended June 30, 1997 general and administrative expenses increased $118,000 or 8.7% from the same period in the prior year. The increases resulted principally from the addition of staff to support the growth of the Company's operations and to a lesser extent, the costs associated with being a publicly traded company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - June 30, 1996 and 1997 (continued)
----------------------------------------------------------

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses include depreciation of telecommunications systems, furniture and equipment, leasehold improvements and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to the acquisitions of VST and WAC is being amortized over eight years. Depreciation and amortization expenses increased $726,000 or 152.2% and $1.3 million or 162.5%, respectively during the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The increases were due primarily to amortization of goodwill from the Company's two acquisitions and depreciation of additional telecommunications equipment and software to support the Company's roaming services, teleservices and prepaid wireless services. In addition, the expansion of the Company's call centers and system assembly facility resulted in increased depreciation of furniture and equipment and leasehold improvements. Depreciation and amortization expenses are expected to continue to increase due to a full year of goodwill amortization from the VST and WAC acquisitions and increased depreciation of telecommunications systems associated with teleservices and the expansion of the C2C Network.

Interest income(expense), net
-----------------------------

Interest income (expense), net increased $210,000 and $478,000, respectively for the three and six month periods ended June 30, 1997 as compared to the same periods in the prior year. The increases resulted primarily from interest earned on the short term investments from the net proceeds of the Company's initial public offering in June 1996.

Provision for income taxes
--------------------------

The Company's effective income tax rate for the three and six month periods ended June 30, 1997 reflects an increase from the prior year due to the non-deductibility of goodwill amortization from the acquisitions of VST and WAC.
The effective income tax rate is expected to continue to be greater than 40% for the remainder of 1997 due to the impact of non-deductible goodwill.

Liquidity and Capital Resources
-------------------------------

At June 30, 1997 the Company had cash, cash equivalents and short term investments of $3.8 million as compared to $21.4 million at December 31, 1996. The decrease is primarily attributable to sale of short term investments to finance purchases of telecommunications equipment to facilitate the expansion of the C2C Network and teleservices business.

Net cash used in operating activities for the six months ended June 30, 1997 was $2.0 million and resulted from an increase of accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses. Accounts receivable increased due to the sale of systems to Latin and South America. Inventory increased to support the increasing sales of systems. Accounts payable and accrued expenses increased as a result of increases in capital expenditures and costs associated with the overall growth of the Company.

Net cash provided by investing activities was $1.2 million for the six months ended June 30, 1997 which consisted primarily of $17.5 million from sales of short-term investments, offset by capital expenditures of $16.3 million for the purchase of telecommunications equipment to support the Company's C2C Network and the expansion of the teleservices business.

Net cash provided by financing activities for the six months ended June 30, 1997 was $753,000, primarily from the exercise of employee stock options.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - June 30, 1996 and 1997 (continued)
----------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

In July 1997, the Company entered into a Master Equipment Lease Agreement to finance $5.5 million of telecommunications equipment to expand and enhance its teleservices and prepaid wireless service businesses. The lease is a line of credit, payable on demand, bearing interest at LIBOR plus one percent. Once the equipment has been fully financed the lease will be converted into a three year lease, payable in equal monthly installments at an interest rate of approximately 8.5% per annum.

In July 1997, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 3 million shares of common stock of which 2,775,000 shares are to be sold by the Company and 225,000 shares are to be sold by the selling shareholders. The net proceeds are to be used for capital and other expenditures in connection with the expansion of the C2C Network and to purchase the remaining 20% interest in WAC. The Company expects to use the balance of the net proceeds for general corporate purposes, including working capital. A portion of the net proceeds may also be used for the acquisition of businesses, products and technology that are complementary to those of the Company. The Company currently has no plans, commitments or negotiations with respect to any such transactions. Pending such uses, the Company intends to invest the net proceeds in short term, interest bearing, investment grade securities.

The Company believes that the net proceeds from the anticipated offering, together with existing cash balances and funds anticipated to be generated from operations, will be sufficient to finance the Company's operations and the expansion of the C2C Network for at least the next 18 months.

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

Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of call traffic generated through these customers, the services being performed pursuant to teleservice programs or the level of system sales. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside of the Company's control, would have a materially adverse effect on the Company's business, financial condition and results of operations.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced a significant reduction in its profitability in 1996 and an operating loss in the first six months of 1997, due to expenses associated with the development of its C2C Network. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

The Company historically has provided all of its services to cellular carriers. Although the cellular market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that cellular carriers will continue to use the Company's services. In addition, the prepaid wireless service and PCS markets are in their initial stages of development, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations could be materially and adversely affected.

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop services and systems that keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of cellular in favor of other services could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings addressing the particular needs of providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all.

The Company is currently devoting significant resources toward the continued development and deployment of its prepaid wireless service or systems, including continued expansion of its C2C Network. There can be no assurance that the Company will continue to successfully complete the expansion of the C2C Network or its prepaid wireless service in a timely fashion, that the market for the Company's prepaid wireless service and systems will continue to develop, that existing or pending contracts will be implemented as expected or that the Company's C2C Network will continue to operate successfully.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS



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

The Company's success and ability to compete is dependent in part upon its proprietary technology. If unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, some of the software used to support the Company's roaming services and prepaid wireless services and systems is licensed by the Company from single vendors, which are small corporations. There can be no assurance that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices.

The Company's operations are dependent on its ability to maintain its computer, switching and other telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Any damage, failure or delay that causes interruptions in the Company's operations could have a materially adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION:
----------------------------

Item 1.  Legal Proceedings

     In April 1997, the former President of Wireless Americas Corp. ("WAC") filed suit against the Company and its 80% subsidiary, WAC, in the Circuit Court for Dade County, Florida. The plaintiff owns the remaining 20% of WAC. The suit relates to WAC's termination of the plaintiff's employment in March 1997, pursuant to an employment contract that was set to expire in 1998, and relates to certain rights which the plaintiff may have to require the Company to purchase his 20% interest in WAC. The plaintiff claimed the purchase price for his 20% interest was in excess of $2.8 million. The Company and the plaintiff have agreed in principle to settle all of the claims asserted by the plaintiff. The terms of the agreement in principle require the Company to buy the plaintiff's 20% interest in WAC for a purchase price of $1.3 million. The parties will also exchange full mutual releases and expect to negotiate and execute other customary documents associated with the settlement of litigation. The settlement of the suit is conditioned on the completion of definitive documentation. There can be no assurance that the proposed settlement will be finalized in accordance with the proposed terms.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held the 1997 Annual Meeting of Shareholders (the "Annual Meeting") on May 22, 1997. At the Annual Meeting, the following actions were taken :

     1. The shareholders elected Craig L. Burr and Gerald Segel as Class I Directors of the Company to serve for a three year term. Holders of 12,315,470 shares and 12,312,670 shares of Common Stock voted for Messrs. Burr and Segel, respectively; and

     2. The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 12,318,267 shares of Common Stock for, 4,850 shares of Common Stock against and 11,820 shares of Common Stock not voting.


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



   Boston Communications Group, Inc.
   ---------------------------------
   (Registrant)


   Date: August 8, 1997      By:   /s/ Paul J. Tobin
                                  ------------------
                                  Paul J. Tobin
                                  Chief Executive Officer
                                  and President


   Date: August 8, 1997      By:   /s/ Fritz von Mering
                                  ---------------------
                                  Fritz von Mering
                                  Vice President, Finance
                                  and Administration

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED June 30, 1997



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
-----------    -----------

10.34 Commercial Lease dated April 1 ,1997 between the Company and Cummings Properties Management, Inc.

11             Statement RE: Computation of Per Share Earnings

27             Financial Data Schedule