Form 10-Q
period 1997-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 1997-11-12
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


     (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997 or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


   Commission file number: 0-28432


                       Boston Communications Group, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Massachusetts                              04-3026859
    -------------------------------               ------------------
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

As of October 30, 1997 the Company had outstanding 16,156,292 shares of common stock, $.01 par value per share.

                                     INDEX
                                                                     PAGE NUMBER
 PART 1.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements

          Consolidated Balance Sheets.........................................3

          Consolidated Statements of Operations...............................4

          Consolidated Statements of Cash Flows...............................5

          Notes to Consolidated Financial Statements..........................6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................8

          Certain Factors That May Affect Future Results.....................12


 PART II. OTHER INFORMATION:


 Item 1.  Legal Proceedings..................................................14

 Item 6.  Exhibits and Reports on Form 8-K...................................14


                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


ASSETS                                                               December 31,  September 30,
                                                                        1996           1997
                                                                        ----           ----
Current assets:

 Cash and cash equivalents                                            $   923        $29,099
 Short-term investments                                                20,498          5,068
Accounts receivable, net of allowance for
  billing adjustments and doubtful accounts
  of $ 1,242 in 1996 and $ 1,197 in 1997                               11,060         15,043
Inventory                                                               1,189          2,348
Deferred income taxes                                                   1,334          1,334
 Prepaid expenses and other assets                                        495          1,144
                                                                      -------        -------
       Total current assets                                            35,499         54,036

Property and equipment, net                                            12,906         35,856

Goodwill, net                                                           3,159          4,219
Other assets                                                              395            470
                                                                      -------        -------
       Total assets                                                   $51,959        $94,581
                                                                      =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $ 1,371        $ 2,263
 Accrued expenses                                                       7,205          7,511
 Income taxes payable                                                     490            644
 Current maturities of capital lease obligations                            -          1,115
                                                                      -------        -------
       Total current liabilities                                        9,066         11,533

Long-term capital lease obligations                                         -          1,899

Shareholders' equity:
Preferred Stock, par value $.01
 per share, 2,000,000 shares authorized,
 0 shares issued and outstanding                                            -              -
Common Stock, voting, par value $.01 per share,
 35,000,000 shares authorized, 12,725,749 and 16,201,812
 shares issued in 1996 and 1997, respectively                             127            162
Additional paid-in capital                                             52,738         90,722
Treasury stock (46,420 shares, at cost)                                  (372)          (372)
Accumulated deficit                                                    (9,600)        (9,363)
                                                                      -------        -------
Total shareholders' equity                                             42,893         81,149
                                                                      -------        -------
       Total liabilities and shareholders' equity                     $51,959        $94,581
                                                                      =======        =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     Three months ended                    Nine months ended
                                                       September 30,                          September 30,
                                                     1996          1997                    1996         1997
                                                     ----          ----                    ----         ----
Revenues:
 Roaming services                                   $ 8,873       $ 9,241                 $24,414      $24,301
 Teleservices                                         3,272         4,369                  10,422       12,534
 Prepaid wireless services                               42         2,571                     111        4,874
 System sales                                         1,726         1,852                   2,959        8,296
                                                    -------       -------                 -------      -------
                                                     13,913        18,033                  37,906       50,005

Expenses:
 Cost of service revenues                             9,763        11,954                  27,538       32,255
 Cost of system revenues                              1,076           814                   1,666        4,549
 Engineering, research and development                  957         1,593                   2,120        3,790
 Sales and marketing                                    680         1,358                   1,875        3,651
 Related party management fees                          -             -                       252            -
 General and administrative                             607           833                   1,711        2,306
 Depreciation and amortization                          557         1,534                   1,394        3,627
                                                    -------       -------                 -------      -------

Total operating expenses                             13,640        18,086                  36,556       50,178
                                                    -------       -------                 -------      -------

Operating income(loss)                                  273           (53)                  1,350         (173)
Interest income, net                                    341           254                     260          651
                                                    -------       -------                 -------      -------

Income before income taxes                              614           201                   1,610          478
Provision for income taxes                              283           100                     706          241
                                                    -------       -------                 -------      -------

Net income                                              331           101                     904          237
Accretion of dividends on redeemable
 preferred stock                                          -             -                    (451)           -
                                                    -------       -------                 -------      -------
Net income available to common
 shareholders                                       $   331       $   101                 $   453      $   237
                                                    =======       =======                 =======      =======
Net income available to common
 shareholders per common share                      $  0.03       $  0.01                 $  0.04      $  0.02
                                                    =======       =======                 =======      =======
Shares used in computing net income
 available to common shareholders
 per common share                                    13,135        15,154                  10,601       13,895
                                                    =======       =======                 =======      =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Nine months ended
                                                       September 30,
                                                       1996        1997
                                                       ----        ----
OPERATING ACTIVITIES
Net income                                          $    904   $    237
Adjustments to reconcile net income to net cash
 used in operating activities:
     Depreciation and amortization                     1,394      3,626
     Deferred income taxes                               525          -
Changes in operating assets and liabilities,
 excluding effect of business acquisitions:
     Accounts receivable                              (4,164)    (3,983)
     Inventory                                          (682)    (1,159)
     Prepaid expenses and other assets                  (556)      (724)
     Accounts payable and accrued expenses             1,438      1,198
     Income taxes payable                               (132)       154
                                                    --------   --------

Net cash used in operations                           (1,273)      (651)


INVESTING ACTIVITIES
Acquisition of business, net of cash acquired           (534)    (1,398)
Investment in non-marketable securities                 (110)         -
Purchase of property and equipment                    (5,378)   (23,056)
Sales of short-term investments                            -     20,817
Purchases of short term investments                  (21,243)    (5,387)
                                                    --------   --------
Net cash used in investing activities                (27,265)    (9,024)


FINANCING ACTIVITIES
Proceeds from exercise of stock options                   26      2,227
Proceeds from issuance of common stock                49,792     35,792
Repurchase of redeemable preferred stock             (16,347)         -
Payment of capital leases                               (183)      (168)
                                                    --------   --------

Net cash provided by financing activities             33,288     37,851
                                                    --------   --------

Increase in cash and cash equivalents                  4,750     28,176
Cash and cash equivalents at beginning of period         253        923
                                                    --------   --------
Cash and cash equivalents at end of period          $  5,003   $ 29,099
                                                    ========   ========

Supplemental disclosure of noncash transactions:
  Capital lease obligations                         $  1,507   $  3,182
                                                    ========   ========
  Shares issued in connection with acquisition of
  business                                          $  2,000
                                                    ========

                       BOSTON COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standard No. 128, "Earnings Per Share" which simplifies the calculation of earnings per share (EPS) and creates a standard of comparability to the recently issued International Accounting Standard No. 33, "Earnings Per Share". Since early application is not permitted, the Company will adopt this standard in the fourth quarter of 1997. Its adoption does not have a material effect on the Company's financial position or results of operations in the first nine months of 1997.

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

2. Inventory

   Inventories consisted of the following at:

                                        September 30,    December 31,
                                            1997             1996
                                            ----             ----
                     Purchased parts       $2,028           $  984
                     Work-in-process          320              129
                     Finished goods             -               76
                                           ------           ------
                                           $2,348           $1,189
                                           ======           ======

                       BOSTON COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Public Offering

   The Company issued three million shares of common stock through a public offering in August 1997, resulting in net proceeds to the Company(after deducting expenses) of $35.8 million. The net proceeds are being used for capital and other expenditures in connection with the expansion of the C2C Network. $1.3 million of the net proceeds were used to purchase the remaining 20% interest in Wireless Americas Corp. (WAC). The Company expects to use the balance of the net proceeds for general corporate purposes, including working capital.

4. Acquisition of Minority Interest

   In August 1997, the Company paid $1.3 million (plus expenses) to purchase the final 20% interest in WAC and recorded this amount as goodwill, amortizable over eight years.

5. Capital Lease Obligations

   During the third quarter, the Company financed the acquisition of $3.2 million of telecommunications equipment and software through a master lease agreement which was accounted for as a capital lease. The lease is a three year obligation, payable in equal monthly installments at an interest rate of approximately 8.5% per annum.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - September 30, 1996 and 1997
---------------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 29.5% from $13.9 million in the three months ended September 30, 1996 to $18.0 million in the three months ended September 30, 1997 and increased 31.9% from $37.9 million in the nine months ended September 30, 1996 to $50.0 million in the nine months ended September 30, 1997.

Roaming service revenues increased 4.1% or $368,000 from the three months ended September 30, 1996 to the same period ended September 30, 1997. The increase was primarily due to the addition of AT&T calling cards as a billing method for users of the roaming services system. Roaming services revenues decreased 0.5% or $113,000 from the nine months ended September 30, 1996 to the same period ended September 30, 1997. The decrease in roaming service revenues resulted from declining trends in industry-wide cellular roaming and the decrease in the frequency of the suspension of intercarrier roaming agreements due to improved fraud controls implemented by the carriers, partially offset by the new billing methods available during the third quarter.

Teleservice revenues increased 33.3% or $1.1 million and 20.2% or $2.1 million, respectively, for the three month and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The increase resulted primarily from additional service programs provided to new carrier customers, the expansion of services provided to existing customers and the addition of teleservice programs for users of the Company's prepaid wireless services.

Revenues generated from prepaid wireless services increased from $42,000 to $2.6 million and $111,000 to $4.9 million, respectively for the three and nine month periods ended September 30, 1997 as compared to the same periods in the prior year. The increases were due to the increase in the number of markets where C2C prepaid services were commercially available, a corresponding increase in usage in those markets and implementation fees associated with certain newly deployed markets. As of September 30, 1997, forty-six C2C Network switches were deployed in various markets throughout the United States. Of these switches, thirty-four were fully operational and processing live transactions by the end of the third quarter.

System sales increased 7.3% or $126,000 from the three month period ended September 30, 1996 to the same period ended September 30, 1997 and increased 176.7% or $5.3 million from the nine month period ended September 30, 1996 to the same period ended September 30, 1997. The increases resulted primarily from the sale of systems to continue the expansion of prepaid wireless systems throughout Mexico and South America.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - September 30, 1996 and 1997 (continued)
---------------------------------------------------------------

Cost of service revenues
------------------------

Cost of service revenues consist primarily of cellular network and landline costs to support both roaming and prepaid wireless services in addition to the direct labor and benefits associated with operator-assisted roaming service calls and teleservice calls. Cost of service revenues increased from $9.8 million or 80.3% of service revenues for the three months ended September 30, 1996 to $12.2 million or 74.1% of service revenues for the three months ended September 30, 1997. Cost of service revenues increased from $27.5 million or 78.8% of service revenues for the nine months ended September 30, 1996 to $32.3 million or 77.5% of service revenues for the nine months ended September 30, 1997. The decreases in cost of service revenues as a percentage of service revenues were due primarily to a significant increase in prepaid wireless service revenues that did not have a corresponding increase in costs in addition to new and existing teleservice programs whose call volume distributions and program terms resulted in labor efficiencies.

Cost of system revenues
-----------------------

Cost of system revenues represents the cost of prepaid and voice systems sold. Cost of system revenues decreased from 64.7% of system revenues for the three months ended September 30, 1996 to 44.0% of system revenues for the three months ended September 30, 1997 and decreased from 56.7% of system revenues for the nine months ended September 30, 1996 to 54.2% of system revenues for the nine months ended September 30, 1997. The decrease in cost of system revenues as a percentage of system revenues for the three and nine month periods ended September 30, 1997, resulted from sales to one customer in the third quarter of 1997 and the reduction of overhead costs as a percentage of sales.

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses include primarily the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased $636,000 or 66.5% from the three months ended September 30, 1996 to the three months ended September 30, 1997 and increased $1.7 million or 81.0% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997. The increases were principally due to the costs associated with the Company's hiring of new personnel to support the development, implementation and deployment of the C2C Network and, to a lesser extent, additional personnel to support the expansion of teleservices. Engineering, research and development expenses are expected to continue to increase as additional personnel are added to support the growth of the C2C Network.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales force and product management salaries and commissions, travel expenses, and the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased $678,000 or 99.7% from the three months ended September 30, 1996 to the three months ended September 30, 1997 and increased $1.8 million or 94.7% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997. The increase in sales and marketing expenses was primarily due to additional salaries, commissions, benefits and other expenditures to support the more sales-intensive prepaid wireless service business. In addition, the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - September 30, 1996 and 1997 (continued)
---------------------------------------------------------------

Sales and marketing expenses (continued)
----------------------------------------

acquisitions of Voice Systems Technology Inc. (VST) and WAC in 1996 resulted in the Company incurring increased expenditures to support system sales globally.

General and administrative expenses
-----------------------------------

General and administrative expenses include salaries, benefits and other expenses of personnel that provide administrative support to the Company. General and administrative expenses and related party management fees increased $226,000 or 37.2% from the three months ended September 30, 1996 to the three months ended September 30, 1997. For the nine months ended September 30, 1997 general and administrative expenses increased $343,000 or 17.5% from the same period in the prior year. The increases resulted principally from the addition of staff to support the growth of the Company's operations and to a lesser extent, the costs associated with being a publicly traded company.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses include depreciation of telecommunications systems, furniture and equipment, leasehold improvements and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to the acquisitions of VST and WAC is being amortized over eight years. Depreciation and amortization expenses increased $977,000 or 175.4% and $2.2 million or 157.1%, respectively, during the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The increases were due primarily to amortization of goodwill from the Company's two acquisitions and depreciation of additional telecommunications equipment and software to support the Company's roaming services, teleservices and prepaid wireless services. In addition, the expansion of the Company's call centers and system assembly facility resulted in increased depreciation of furniture and equipment and leasehold improvements. Depreciation and amortization expenses are expected to continue to increase due to a full year of goodwill amortization from the VST and WAC acquisitions and increased depreciation of telecommunications systems associated with teleservices and the expansion of the C2C Network.

Interest income, net
--------------------

Interest income decreased $87,000 and increased $391,000, respectively, for the three and nine month periods ended September 30, 1997 as compared to the same periods in the prior year. The Company received net proceeds from an initial public offering in June 1996 and a public offering in August 1997. The interest income earned has varied due to the timing of the offerings.

Provision for income taxes
--------------------------

The Company's effective income tax rate for the three and nine month periods ended September 30, 1997 reflects an increase from the prior year due to the non-deductibility of goodwill amortization from the acquisitions of VST and WAC. The effective income tax rate is expected to continue to be greater than 40% for the remainder of 1997 due to the impact of non-deductible goodwill.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - September 30, 1996 and 1997 (continued)
---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

At September 30, 1997 the Company had cash, cash equivalents and short term investments of $34.2 million as compared to $21.4 million at December 31, 1996. The increase is primarily attributable to proceeds received from the Company's public offering of common stock in August 1997.

Net cash used in operating activities for the nine months ended September 30, 1997 was $651,000 and resulted from an increase of accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses. Accounts receivable increased due to an increase in all service revenues and the sale of systems to Latin America. Inventory increased to support the increasing sales of systems. Accounts payable and accrued expenses increased as a result of increases in capital expenditures and costs associated with the overall growth of the Company.

Net cash used in investing activities was $9.0 million for the nine months ended September 30, 1997 and consisted primarily of the purchase of telecommunications equipment to support the Company's C2C Network and the expansion of the teleservices business, partially offset by the sales of short-term investments to complete these purchases.

Net cash provided by financing activities for the nine months ended September 30, 1997 was $37.9 million and consisted principally of the net proceeds from the Company's August 1997 public offering. The net proceeds are being used, in part, for capital and other expenditures in connection with the expansion of the C2C Network. $1.3 million of the net proceeds were used to purchase the remaining 20% interest in WAC. The Company expects to use the balance of the net proceeds for general corporate purposes, including working capital.

In July 1997, the Company entered into a Master Equipment Lease Agreement to finance $3.2 million of telecommunications equipment to expand and enhance its teleservices and prepaid wireless service businesses. The lease is a three year obligation, payable in equal monthly installments at an interest rate of approximately 8.5% per annum.

The Company believes that existing cash balances and funds anticipated to be generated from operations will be sufficient to finance the Company's operations and the expansion of the C2C Network for at least the next 12 months.

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

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced a significant reduction in its profitability in 1996 and an operating loss in the first nine months of 1997, due to expenses associated with the development of its C2C Network. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop services and systems that keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of cellular in favor of other service could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings addressing the particular needs of providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


The Company is currently devoting significant resources toward the continued development and deployment of its prepaid wireless service or systems, including continued expansion of its C2C Network. There can be no assurance that the Company will continue to successfully expand the C2C Network or its prepaid wireless service in a timely fashion, that the market for the Company's prepaid wireless service and systems will continue to develop, that existing or pending contracts will be implemented as expected or that the Company's C2C Network will continue to operate successfully.

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

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings

     In April 1997, the former President and 20% owner of WAC filed suit against the Company and its 80% subsidiary, WAC. The suit related to WAC's termination of the plaintiff's employment in March 1997 and asserted certain rights which the plaintiff may have had to require the Company to purchase his 20% interest in WAC. In July 1997, the Company and the plaintiff agreed to settle all claims asserted by the plaintiff and the Company purchased the plaintiff's 20% interest in WAC for $1.3 million.


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



      Boston Communications Group, Inc.
      -------------------------------------
      (Registrant)


      Date: November 11, 1997      By:   /s/ Paul J. Tobin
                                         -----------------
                                         Paul J. Tobin
                                         Chief Executive Officer
                                         and President


      Date: November 11, 1997      By:   /s/ Fritz von Mering
                                         --------------------
                                         Fritz von Mering
                                         Vice President, Finance
                                         and Administration (Principal
                                         Financial and Accounting
                                         Officer)

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1997



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
-----------    -----------
10.35          Master Equipment Lease Agreement between Boston Communications
               Group, Inc. and Fleet Capital Corp. dated August 20, 1997

10.36          Distribution Rights Agreement between Voice Systems Technology,
               Inc. d/b/a Boston Communications Group and Motorola dated May 15,
               1997

10.37          Long Distance Service Agreement between Boston Communications
               Group, Inc. and AT&T Corp. dated July 10, 1997

10.38          Purchase Agreement for Remaining 20% Interest in Wireless
               Americas Corp. between Boston Communications Group, Inc. and
               Robert Sproul dated July 25, 1997

11             Statement RE: Computation of Per Share Earnings

27             Financial Data Schedule

