Form 10-K
period 1997-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 1998-03-23
CIK 1012887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 333-4128

                      BOSTON COMMUNICATIONS GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS                                          04-3026859
-----------------------------------------------------  -------------------
(State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)

100 SYLVAN ROAD, SUITE 100, WOBURN, MASSACHUSETTS      01801
-----------------------------------------------------  -------------------
(Address of Principal Executive Office)                (Zip Code)

Registrant's telephone number, including area code:    (617) 692-7000
                                                       -------------------

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

          The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on March 3, 1998, was $147,371,248.

The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of March 3, 1998 was 16,261,655.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following document is incorporated by reference in the following part of this Form 10-K: information required by Part III (Items 10, 11, 12 and
13) of this Annual Report on Form 10-K is incorporated from the Proxy statement relating to the 1998 Annual Meeting of Stockholders of the Company.

ITEM 1.   BUSINESS
                                   BACKGROUND
GENERAL

Boston Communications Group provides innovative roaming services, prepaid wireless services, teleservices and prepaid and voice systems to wireless telephone carriers throughout North and South America. The Company's ROAMERplus/TM/ roaming service provides carriers with the ability to cost-effectively generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls and paying carriers for the airtime used. BCG is the leading provider of roaming services to the unregistered roaming market. The Company's Teleservices Division provides customer support teleservices to wireless carriers which allows them to outsource all or a portion of their customer service activities, and are designed to help wireless carriers retain subscribers, reduce costs and manage growth. The Company's Prepaid Division provides carriers with prepaid wireless services through its C2C(R) Network, which enables carrier subscribers to use their wireless phone as if they were a post-pay subscriber, thereby expanding service offerings to new and existing subscribers without the added billing costs and collection risk. The Systems Division markets a voice processing platform with enhanced features for providing prepaid wireless, voice messaging and fax mail services to wireless and wireline carriers throughout North America and South America. The Systems Division also manufactures prepaid systems which are used to support the Company's C2C Network. In the fourth quarter of 1997 the Company formally reorganized its corporate structure into four divisions, Roaming Services, Teleservices, Prepaid Wireless Services and Systems.

Wireless telephone service has been one of the fastest growing areas of the telecommunications industry over the last twelve years. The Cellular Telecommunications Industry Association ("CTIA") estimates that the number of wireless subscribers in the United States increased from approximately 340,000 in December 1985 to approximately 56 million in March 1998. This represents an increase in market penetration from under 1% to over 20% of the United States population. The CTIA also estimates that aggregate annual service revenues from wireless subscribers grew from approximately $482.4 million in 1985 to approximately $26.4 billion in 1996. A number of factors have contributed to this growth, including the build-out of the wireless network infrastructure, the decreasing cost of wireless telephones, the increasing mobility of the United States population, technological improvements in the size and battery life of wireless telephones and greater acceptance of wireless telephone use. Significant growth in the wireless telephone market is expected to continue in the future, particularly given the emergence of "personal communications services" (PCS) as a new form of wireless service. Industry sources forecast that the number of cellular and PCS subscribers will grow to 94 million by the end of the year 2000, representing a market penetration of approximately 30% of the United States population, and estimate that the aggregate annual services revenue from wireless subscribers alone will be over $35 billion.

In August 1997, the Company completed a public offering and sold 3 million shares of its common stock which raised net proceeds of approximately $35.8 million. The net proceeds will continue to be used for capital and other expenditures in connection with the expansion of the C2C Network. In addition, the Company purchased the remaining 20% of Wireless Americas Corporation (WAC) for $1.4 million, bringing the Company's ownership to 100% of WAC's capital stock. WAC was subsequently merged into Voice Systems Technology Inc. (VST).

The Company was organized as a Massachusetts corporation in August, 1988 and introduced its ROAMERplus roaming service in 1991. The Company introduced teleservices in 1993 and its prepaid wireless service in 1996. The Company's systems were introduced in 1996 with the acquisition of VST. The Company's principal office is located at 100 Sylvan Road, Suite 100, Woburn, Massachusetts 01801 and its telephone number is (617) 692-7000.

                            DESCRIPTION OF BUSINESS


SERVICES

ROAMING SERVICES DIVISION

The Company's roaming service is being used by approximately 94 wireless carriers that collectively hold licenses for over 1,100 markets in the United States, Canada and Mexico. BCG services 9 of the 10 largest wireless carriers, by number of subscribers, in the United States. The Company's ROAMERplus service provides carriers with the ability to generate revenues from unregistered roamers in their service area. When an unregistered roamer places a call in the carrier's service area, the carrier's mobile switching center forwards the call, at the Company's expense, to the Company's proprietary digital call processing system. The roamer may complete the call by charging the call to a telephone calling card, a commercial credit card or as a collect call. In October, 1997 the Company finalized an agreement with AT&T to allow holders of AT&T calling cards the ability to charge ROAMERplus calls to those cards. A majority of all incoming traffic is initially handled by an automated call processing system, which prompts the caller for billing and calling information. The Company's specially trained service representatives handle all remaining calls as well as calls requiring additional operator assistance.

In order to implement the Company's ROAMERplus service, a carrier need only make a minor software change in its switches. BCG pays for transport of the calls to its facilities and for completion of the calls. Under its agreements with carriers, which typically have a term of one year, BCG pays the serving carrier for the airtime that the roamer uses and charges the roamer for the call. The charge for the call appears directly on a telephone or credit card bill, with BCG (typically, under the trade name "Wireless Roaming") as the vendor. ROAMERplus eliminates collection and fraud risk for the carrier because BCG takes responsibility for collection from the customer. The Company manages this collection and fraud risk by utilizing its own proprietary fraud control systems as well as external systems, and validating the caller's credit before completing the call.


TELESERVICES DIVISION

The Company designed and began providing teleservices in 1993 in response to the industry's need for 24-hour, 365 day customer service. The Company's teleservices program allows a carrier's subscriber to obtain information on rate plans, phone operations and service center locations, as well as instructions on roaming features and promotions. Subscribers also may make billing inquiries, initiate address and rate plan changes, and obtain other customer assistance. The Company's service centers also assist carriers in billing and collections. Most carriers using BCG's teleservices use these services for off-hours and overflow subscriber support. However, the Company's services range from narrowly defined, short-term projects to the provision of all of the carrier's customer service activities. The Company currently provides teleservices to fifteen wireless customers. Certain wireless carriers that have contracted for the Company's prepaid wireless services have also engaged the Company to provide teleservices for the carrier's prepaid subscribers.

The Company provides most of its teleservices from its service center in Woburn, Massachusetts. The Company designed this facility to provide highly efficient, rapid customer response through the deployment of state-of-the-art switching technologies with client/server architecture and open, automatic call delivery platforms. Each customer service representative utilizes database interfaces, customized for each carrier, to facilitate subscriber inquiry response, technical problem resolution, program/feature clarification, on-line follow-up and performance reporting. These customized interfaces can be programmed to give the Company complete access to a particular carrier's subscriber databases. Administration of call center floor personnel is facilitated by the use of forecasting, scheduling and monitoring systems that allow floor supervisors to observe numerous aspects of the call center's performance in a graphical format, including information on call duration, compliance with contract standards and operator performance.

BCG has identified additional specific teleservices needs in the wireless industry and has developed services to meet those needs. These services allow the carriers to better manage the demands of hiring, training, managing and retaining a large number of customer service representatives for specialized service projects that often place significant increased demands on the capacity of customer service centers. For example, BCG provides teleservice support to carriers who are currently supporting prepaid subscribers on the C2C Network. BCG's wireless-trained representatives are available to effectively answer subscriber questions that are not handled by C2C's automated customer service application. Additional specialized teleservices include LAWBUST, the Cellular Telephone Industry Association's program developed by BCG and CTIA to assist law enforcement officials and carriers in combating wireless fraud through on-line access to the CTIA's proprietary database and other techniques. BCG also provides special support services to carriers including dealer support, lead management, phone number and NPA-NXX area code changes and third party verification services.

The Company offers extensive in-house classroom and on-the-job training programs for its teleservices personnel, including instruction on a full breadth of call handling techniques and service quality. In addition, carrier-specific training allows the teleservices staff to disseminate information on a particular carrier's services, as well as to update and edit information in the carrier's databases. BCG intends to continue to market and invest in its teleservices technology in order to provide additional service offerings.


PREPAID WIRELESS SERVICES DIVISION

The Company introduced its C2C Network-based prepaid wireless service offering in early 1996 and was offering the service in 153 U.S. Metropolitan Service Areas (MSA's) as of December 31, 1997. The C2C Network permits a wireless carrier to automatically switch a prepaid subscriber's call to the C2C Network where information regarding the status of that subscriber's prepaid account is maintained. A subscriber establishes an account with the wireless carrier by prepaying a specific dollar amount to be credited toward future service. Subsequently, each call that is initiated or received by the subscriber is routed to the C2C Network and rated in real time based on the telephone number called, carrier usage charges, taxes and applicable surcharges. When the remaining balance is reduced to a minimal amount, the subscriber is able to replenish the account by purchasing additional prepaid service from the carrier
with cash or a credit card.   The C2C Network can complete the call and debit
the account automatically without requiring the subscriber to enter a debit card number or other information. As a result, a prepaid subscriber receives service substantially similar to a subscriber using traditional billing arrangements, including the ability to make outgoing and receive incoming calls, as well as to roam into other markets through the Company's ROAMERplus service.

Carriers compensate BCG for network usage by contracting at a per minute rate for prepaid subscriber usage based on connection time between the carrier's mobile switching center and the C2C Network voice node. The Company's existing contracts to provide prepaid wireless services through the C2C Network are generally two or three years.

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

During 1997, the Company deployed an additional 29 C2C nodes in various markets across the United States, bringing the total number of C2C nodes deployed to 50 as of December 31, 1997. In that time the Company increased the total MSA's commercially available and in use by prepaid subscribers to 153 from

57 at December 31, 1996. Carriers are currently in the process of implementing BCG prepaid systems in an additional 33 U.S. MSA's which, when combined with the MSA's where prepaid service is now available, will cover over 70% of the U.S. population.

In October, 1997 the Company entered into a Letter of Agreement with Rogers Cantel, a Canadian wireless telephone carrier, for the provision of prepaid wireless service in all of Rogers Cantel's Canadian markets. In September, 1997 the Company finalized an agreement with AT&T Wireless Services (AWS) to provide wireless prepaid service in markets serviced by AWS. The Company currently provides C2C to several other carriers, including AirTouch Communications, Bell Atlantic Mobile, Bell South Cellular Corp., LA Cellular, Southern New England Telephone Corp., Southwestern Bell Mobile Systems, Western Wireless' PCS Division and Frontier Cellular in addition to several wireless resellers. The Company is continuing to install, at its expense, the voice nodes and data links that make up the C2C Network in order to support additional market areas under
existing carrier contracts and commitments.   As of February 28, 1998 the
Company was supporting over 340,000 prepaid subscribers on behalf of carriers who have deployed a BCG prepaid system in the United States and Canada.


SYSTEMS DIVISION

The Systems Division sells systems for prepaid wireless calling on a turn-key basis primarily to international customers. It also markets systems for voice messaging, fax mail and other enhanced service applications to Original Equipment Manufacturers (OEM's) and wireless and wireline carriers throughout North America. Since establishing this division, the Company has made significant prepaid system sales in Mexico, Venezuela, Peru and Ecuador. To support its systems and on-going sales efforts in Mexico, in 1997 the Company established a Mexican subsidiary, BCG de Mexico, S.R.L which employs technicians and other support staff throughout Mexico.

In October, 1997 the Company entered into a two-year agreement with Motorola, Inc. through the Latin America Division of its Cellular Subscriber Sector for the marketing and distribution by Motorola of the Company's systems in Central America, South America and Puerto Rico.


ENGINEERING, RESEARCH AND DEVELOPMENT

BCG believes that its future success will depend in large part on its ability to enhance existing services and develop new services in response to changing market, customer or technological requirements of the wireless telephone industry. An important factor in the future success of the Company's prepaid wireless service will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. The Company has developed proprietary software to enable its call processing platform to handle custom signaling interfaces to various types of wireless switches, specialized call rating requirements of prepaid wireless services, and interfaces to wireless administration and management information systems. The Company is developing a number of enhanced services that it intends to make available to prepaid and traditional subscribers through the C2C Network. These enhanced services will be designed to enable carriers to generate additional sources of revenue from subscribers, in addition to providing carriers with more extensive internal reporting capabilities.

The Company spent approximately $839,000, $3.2 million and $5.4 million on engineering, research and development in 1995, 1996, and 1997, respectively. The Company expects to continue to devote substantial resources to its engineering, research and development activities in future years.

SALES, MARKETING AND DISTRIBUTION

The Company's sales strategy is to establish and maintain long-term relationships with its customers. The Company utilizes a consultative sales process to understand and define customer needs and determine how those needs can be addressed by the Company's services. BCG seeks to build upon its existing customer relationships by integrating and cross-selling its different service offerings. The Company's sales cycle varies for different services and can be up to 12 months for the Company's teleservices and prepaid services.

The Company's sales force currently consists of 11 sales representatives supervised by two senior sales executives. The Company's sales representatives generally have significant experience in the wireless industry, either as former employees of wireless carriers or in selling products and services to wireless carriers. The Company typically assigns each sales representative to a single group of wireless telephone carriers in order to support the development and maintenance of long-term customer relationships. The sales representatives are supported by product specific account and service managers who also typically have experience in the wireless industry and manage the accounts on a daily basis after the completion of the initial sale. Most sales representatives are strategically located in the carriers major geographic regions, however, the Company's other sales, marketing and product management activities are supported from its Woburn, Massachusetts facility, and from its Tulsa, Oklahoma Systems Division location.

The Company's direct sales strategy is complemented by a marketing program that includes participation in industry trade shows and advertising. Because the Company's customers are a readily identifiable group, the Company seeks to gain wide exposure through carefully selected events and activities specific to the wireless telephone industry.

Product and account management groups have been established for the prepaid wireless and systems divisions. Each group focuses on understanding the prepaid market and providing carriers with valuable information regarding prepaid marketing and subscriber trends, distribution techniques and marketing success factors. The Company works closely with the carriers and the industry to disseminate and integrate this information into their prepaid programs to help generate and retain prepaid subscribers. In addition, these departments focus on identification of new features and functionality which drive incremental prepaid business.

Distribution of prepaid services is a integral piece of the prepaid wireless service business because it provides consumers with numerous channels to purchase or replenish prepaid service. The Company continues to improve distribution options for prepaid cards on behalf of the wireless carriers by seeking arrangements with national distributors, retailers, resellers and alternative channels to increase market penetration and exposure.


CUSTOMER BASE

The Company provides its services to wireless carriers of varying size, expertise and capabilities. The Company currently provides one or more of its services to approximately 94 wireless carriers in the United States, Canada and Mexico, including 9 of the 10 largest cellular carriers in the United States. Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. Net revenues attributable to the Company's ten largest customers accounted for approximately 84.6%, 82.4% and 74.5% of the Company's total revenues in 1995, 1996, and 1997, respectively. Ameritech Cellular Services, Inc., Bell Atlantic Mobile, Southwestern Bell Mobile Systems and Bell South Cellular Corp. accounted for approximately for 14.8%, 12.3%, 6.4% and 11.4%, respectively, of total revenues in 1996 and for 11.6%, 11.6%, 10.6% and 4.7%, respectively, of total revenues in 1997.

For the year ending December 31, 1997, the Company's Systems Division generated $11.1 million in prepaid and voice system revenues. Of this revenue, 43.9% represented sales to support prepaid service in several Mexican markets on behalf of Tel-Cel, Mexico's largest wireless carrier and 41.5% of the revenue represented system sales to three other customers.

COMPETITION

The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, many wireless carriers are providing or can provide, in-house, the services that the Company offers. Trends in the wireless telephone industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's in-house capabilities. In addition, the Company anticipates continued growth in the wireless carrier services industry, and consequently, the entrance of new competitors in the future. BCG's principal competitor in unregistered roaming market is National Telemanagement Corporation (NTC) and in the prepaid network market, Brite Voice Systems, GTE Telecommunications Services, Inc. and NTC. In the teleservices market, BCG competes with a variety of companies that have inbound and outbound service centers. The Systems Division's principal competitors in the voice processing systems market include Boston Technology, Inc., Octel Communications Corp. and Centigram Communications Corp. The Systems Division competes primarily with Atlas Telecommunications and Brite Voice Systems in the turnkey prepaid system business.

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


GOVERNMENT REGULATION

The Federal Communications Commission ("FCC"), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and use of radio spectrum, including entry, exit, rates and terms of operation. BCG presently neither operates any facilities utilizing radio spectrum nor has any facilities-based services involving interstate communications. Consequently, it is not required to and does not hold any licenses or other authorizations issued by the FCC. However, the wireless carriers that constitute the Company's customers are regulated at both the federal and state levels. Such regulation may decrease the growth of the wireless telephone industry, affect the development of the PCS market, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations. At the same time, the Telecommunications Act of 1996, a deregulatory measure, may cause changes in the industry, including entrance of new competitors and industry consolidation, which could in turn affect the Company's cost of doing business or otherwise have a material effect on the Company's business, financial condition and results of operations.


EMPLOYEES

As of December 31, 1997, the Company had a total of 860 full-time and part-time employees. Of these employees, 616 serve in call center and related functions, 139 serve in technical support and technology development, 44 serve in sales, marketing, product and account management and 61 serve in administration and management. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

BACKLOG

As of December 31, 1997, the Company's backlog of firm orders for its systems was $640,000. The Company includes in backlog only those orders for which it has received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.


ITEM 2.   PROPERTIES

The Company leases space at its four principal locations: Burlington and Woburn, Massachusetts, Tulsa, Oklahoma and Mexico City, Mexico. The Woburn location serves as a service center operations facility for teleservices and ROAMERplus services. The Woburn location also has separate facilities that house the Company's network operations center as well as the Company's executive headquarters, engineering, sales and finance personnel. The Company is in the process of negotiating additional lease space in its Woburn location in order to accommodate the additional direct and indirect personnel required to support the growth and expansion of its teleservices and C2C businesses. The Burlington site was utilized for service center operations for teleservices and ROAMERplus services throughout 1997 and into early 1998. Its operations are expected to be fully consolidated into the Woburn facility in the first half of 1998. It is anticipated that unused portions of the Burlington location will be subleased. The Tulsa facility is used for the manufacturing and assembly of systems and related sales efforts. The Mexico City office serves as the headquarters of its technical service operation in Mexico. The Company also has 30 other leased facilities throughout the United States which are used to house the Company's voice nodes and certain equipment for the C2C Network.


ITEM 3.   LEGAL PROCEEDINGS

On November 20, 1997, AWS sent a letter to the Company stating that it believes that it is entitled to indemnification from the Company in respect to a certain claim presently pending in a case brought by Ronald A. Katz Technology Licensing, L.P. and MCI Telecommunications Corporation against AT&T Corp. in the United States District Court for the Eastern District of Pennsylvania. The letter asserts that Count 13 of the complaint, which relates in part to prepaid wireless service, gives rise to an obligation on the part of the Company to indemnify AWS with respect to that count. The amount in question is undetermined. The suit against AT&T Corp. was filed on July 8, 1997. The contract between the Company and AWS pursuant to which the Company presently provides prepaid services to AWS, and upon which AWS's claim for indemnification is based, was not executed until October 15, 1997. For this and other reasons, the Company believes that the claim is without merit. To date, no legal action has been brought against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company and their ages and positions are as follows:

     Name                     Age     Position
     ----                     ---     --------
Paul J. Tobin                 54  Chairman of the Board

Brian E. Boyle                49  Vice Chairman

E.Y. Snowden                  43  President & Chief Executive Officer, Director

Frederick E. von Mering       44  Vice President, Finance and Administration,
                                  Director

          Mr. Tobin has served as Chairman of the Board of Directors of the Company since February 1996. He also served as the Company's President and Chief Executive Officer from March, 1997 to February, 1998 and from 1990 until February 1996. Prior to joining the Company, Mr. Tobin served as President of Cellular One Boston/Worcester from July 1984 to January 1990 and as a Regional Marketing Manager for Satellite Business Systems, a joint venture of IBM, Comsat Corp. and Aetna Life & Casualty from April 1980 to June 1984. Mr. Tobin received his undergraduate degree in economics from Stonehill College and his M.B.A. in marketing and finance from Northeastern University. Mr. Tobin also serves as a member of the Board of Trustees at Stonehill College.

          Mr. Boyle has served as Vice Chairman of the Company since February 1996 and as Chairman, New Wireless Services of the Company from January 1994 to February 1996. From July 1990 to September 1993, Mr. Boyle served as Chief Executive Officer of Credit Technologies, Inc., a supplier of customer application software for the wireless telephone industry. Prior to 1990, Mr. Boyle founded and operated a number of ventures servicing the telecommunications industry, including APPEX Corp. (now EDS Personal Communications Division of EDS Corporation, a global telecommunications service company) and Leasecomm Corp., a micro-ticket leasing company. Mr. Boyle earned his B.A. in mathematics from Amherst College and his B.S., M.S. and Ph.D. in electrical engineering and operations research from M.I.T. Mr. Boyle is also a Director of Saville Systems PLC, a provider of customized billing solutions to telecommunications providers, as well as of several private companies.

          Mr. Snowden has served as the Company's President and Chief Executive Officer since February, 1998. Prior to joining the Company, Mr. Snowden served as President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum where he oversaw the launch of the Nation's first PCS network. From 1991 to 1994, Mr. Snowden was Area Vice President, Personal Communication & Intelligent Network Services at Pacific Bell, Inc. From 1988 to 1990, Mr. Snowden was a Principal at Mehta Burkett & Company, Inc. a merchant banking firm. From 1986 to 1988, Mr. Snowden was an executive at Universal Optical Company, Inc. where he held the positions of Chief Executive Officer and President & Chief Operating Officer. Prior to 1986, Mr. Snowden was employed by various organizations including The Beta Group, Boston Consulting Group, Inc. and Price Waterhouse LLP. Mr. Snowden earned his B.S. in Mathematical Sciences from Stanford University and his M.B.A. from Harvard Graduate School of Business Administration.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

          Boston Communications Group, Inc.'s Common Stock is traded on the Nasdaq National Market, under the symbol BCGI. The following table reflects the range of high and low selling prices of the Company's common stock for the periods indicated since the date on which the Common Stock commenced trading.

                             1996                  1997
                            ------                ------
                        HIGH        LOW       HIGH        LOW
                      --------    -------    -------     ------
First Quarter            --         --      $  7 1/8    $ 3 7/8
Second Quarter       $   17       $ 14        15 1/16     4 1/8
Third Quarter            14 1/4     12        17 1/4     12 1/4
Fourth Quarter           16 1/8      4 3/8    19          8 1/2

HOLDERS

At March 16, 1998, there were approximately 5,100 holders of Common Stock.


DIVIDENDS

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain all of its earnings to finance future growth and, accordingly, does not anticipate paying any cash dividends in the forseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

          The following tables should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    1993        1994        1995       1996(1)      1997
                                                  --------    --------    --------    --------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenues                                    $  8,694    $ 18,334    $ 34,220     $ 50,651    $ 68,099
Operating income (loss)                               (269)        405       2,129          610      (2,389)
Income (loss) from continuing operations(2)           (332)        288       3,008          599      (1,116)
Income (loss) from discontinued operations             (92)      1,507        (165)          --          --
Net income (loss)                                     (424)      1,795       2,843          599      (1,116)
Net income (loss) available to common
 shareholders                                       (1,454)        779       1,893          148      (1,116)
Basic net income (loss) per common share(3):         (0.56)       0.24        0.57         0.02       (0.08)
Diluted net income (loss) per common share(3):       (0.56)       0.22        0.22         0.01       (0.08)
CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term investments                        681         204         253       21,421      33,704
Working capital                                        695       1,098       2,082       26,433      38,210
Property and equipment, net                          1,262       2,699       4,884       12,906      38,087
Total assets                                         6,889       8,867      13,614       51,959      93,385
Redeemable preferred stock                          14,930      14,947      15,896           --          --
Shareholders' equity (deficit)                    $(11,370)   $(10,591)   $ (8,698)    $ 42,893    $ 80,104
Dividends per common share                              --          --          --           --          --

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The management's discussion and analysis of financial condition and results of operations have been included as Appendix A to this Form 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data have been included in Appendix B to this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The sections entitled "Election of Directors" and Reports Under
Section 16(a) of the Exchange Act appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1998, sets forth certain information with respect to the directors of the Company and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

          The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers" and "Report of the Compensation Committee" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1998, set forth certain information with respect to the compensation of management of the Company and are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1998, set forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers," and "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 21, 1998, set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and are incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(A)(1)    FINANCIAL STATEMENTS

          The following consolidated financial statements of Boston Communications Group, Inc. are included as Appendix B attached hereto:

Consolidated Balance Sheets-December 31, 1997 and 1996.
Consolidated Statements of Operations-Fiscal years ended December 31, 1997, 1996 and 1995.
Consolidated Statements of Stockholders' Equity-Fiscal years ended December 31, 1997, 1996 and 1995.
Consolidated Statements of Cash Flows-Fiscal years ended December 31, 1997, 1996 and 1995.
Notes to Consolidated Financial Statements.

 (2)      FINANCIAL STATEMENT SCHEDULES

          Index to Consolidated Financial Statement Schedules

For the three years 1997, 1996 and 1995:
          Schedule II - Valuation and Qualifying Accounts

All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

  (3) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(B)       REPORTS ON FORM 8-K

None

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20/th/ day of March, 1998.

                                    BOSTON COMMUNICATIONS GROUP, INC.


                                    By:   /s/  E.Y. Snowden
                                         --------------------------
                                               E. Y. SNOWDEN
                                             PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                 TITLE                  DATE
           ---------                 -----                  ----

      /s/  E.Y. Snowden              President, Chief       March 20, 1998
------------------------------       Executive Officer
        E. Y. Snowden                and Director



   /s/  Fritz E. von Mering          Vice President,        March 20,1998
------------------------------       Finance and
     Fritz E. von Mering             Administration,
                                     Director (Principal
                                     Financial and
                                     Accounting Officer)



     /s/  Paul J. Tobin              Chairman of the        March 20, 1998
------------------------------       Board of Directors
         Paul J. Tobin

           SIGNATURE                 TITLE                  DATE
           ---------                 -----                  ----


      /s/  Brian E. Boyle            Vice Chairman of the   March 20, 1998
------------------------------       Board of Directors
         Brian E. Boyle


    /s/  Jerrold D. Adams            Director               March 20, 1998
------------------------------
        Jerrold D. Adams


     /s/  Craig L. Burr              Director               March 20, 1998
------------------------------
        Craig L. Burr


     /s/  Paul R. Gudonis            Director               March 20, 1998
------------------------------
        Paul R. Gudonis


      /s/   Gerald Segel             Director               March 20, 1998
------------------------------
         Gerald Segel


     /s/  Mark J. Kington            Director               March 20, 1998
------------------------------
       Mark J. Kington

                                   APPENDIX A

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Boston Communications Group provides innovative roaming services, prepaid wireless services, teleservices and prepaid and voice systems to wireless telephone carriers throughout North and South America. The Company's Roaming Services Division provides carriers with ROAMERplus/TM/ call processing services which give carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls and paying carriers for the airtime used. BCG is the leading provider of roaming services to the unregistered roaming market. The Company's Teleservices Division provides customer support teleservices to wireless carriers which allow carriers to outsource all or a portion of their customer service activities, and are designed to help carriers retain subscribers, reduce costs and manage growth. The Company's Prepaid Division provides carriers with its prepaid wireless service, C\\2\\C(R), which enables carrier subscribers to use their wireless phone as if they were a post-pay subscriber, thereby expanding service offerings to new and existing subscribers without the added billing costs and collection risk. The Systems Division markets a voice processing platform with enhanced features for providing prepaid wireless, voice messaging and fax mail services to wireless and wireline carriers throughout North America and South America. The Systems Division also manufactures prepaid systems which are sold directly to carriers and are used to support the Company's C\\2\\C network.

The Company has achieved significant growth in revenues over the past five years, with total revenues increasing from $8.7 million for the year ended December 31, 1993 to $68.1 million for the year ended December 31, 1997. Total revenues for 1997 represent a 34.3% increase over the $50.7 million in revenues generated in 1996. The increase in revenues in 1997 over 1996 was primarily the result of higher revenues generated from prepaid wireless services and system sales which together account for 78.2%, or $13.6 million of the year to year increase. Operating loss for 1997 was $2.4 million, compared to 1996 operating income of $610,000. The operating loss was primarily due to expenses associated with the additional investment to support the expansion of the C\\2\\C network. The expansion is in response to new carrier agreements, as well as existing carrier customers who added new markets to the C\\2\\C network. To support carrier agreements, the Company increased the number of nodes deployed for the C\\2\\C network from 21 in 1996 to 50 at the end of 1997. However, revenues generated from these new carriers and markets were not sufficient to offset the costs associated with the expansion, including capital, telecommunications, and personnel. The lag in revenues was due to both the timing of deployments as well as delays in certain carrier marketing and distribution programs. The Company expects that it will continue to incur additional capital and personnel costs to support the C\\2\\C network due to continued expansion as well as ongoing development to support enhancements and new features. These costs and other costs to support the C\\2\\C network will continue to be a significant percentage of revenue until the subscriber base and usage revenues grow sufficiently to cover operating costs.

In August 1997, the Company completed a public offering and sold 3 million shares of its common stock, raising net proceeds of approximately $35.8 million. The proceeds are being utilized to support expenditures associated with the C\\2\\C network, including capital and other operating costs and for general corporate purposes, including working capital. A portion of the net proceeds may also be used for the acquisition of businesses, products and technologies which are complimentary to those of the Company. The Company currently has no plans, commitments or negotiations with respect to any such transactions.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items in the Company's Consolidated Statements of Operations:

                                  PERCENTAGE OF TOTAL REVENUES
                                     YEAR ENDED DECEMBER 31,
                                   1997       1996       1995
----------------------------------------------------------------

Revenues:
  Roaming services                   47.7%      63.6%      74.4%
  Teleservices                       25.0       26.5       25.6
  Prepaid wireless services          11.0        0.6        0.0
  System sales                       16.3        9.3        0.0
----------------------------------------------------------------
  Total revenues                    100.0      100.0      100.0
----------------------------------------------------------------
Expenses:
  Cost of service revenues           64.9       72.3       76.3
  Cost of system revenues             9.1        5.1        0.0
  Engineering, research
    and development                   8.0        6.4        2.5
  Sales and marketing                 7.5        5.8        5.7
  Management fees                     0.0        0.6        2.9
  General and administrative          5.1        4.5        3.8
  Depreciation and
    amortization                      8.1        4.1        2.6
  Impairment of long-lived
    assets                            0.8        0.0        0.0
----------------------------------------------------------------
  Total expenses                    103.5       98.8       93.8
----------------------------------------------------------------
Operating income (loss)              (3.5)       1.2        6.2
Interest income (expense)             1.6        1.2       (0.4)
----------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes     (1.9)       2.4        5.8
Provision (benefit) for
  income taxes                       (0.3)       1.2       (3.0)
----------------------------------------------------------------
Income (loss) from continuing
  operations                         (1.6)       1.2        8.8
Loss from
  discontinued operations             0.0        0.0       (0.6)
----------------------------------------------------------------
Net income (loss)                    (1.6)       1.2        8.2
Accretion of dividends on
  redeemable preferred stock          0.0        0.9        2.7
----------------------------------------------------------------
Net income (loss) available to
common shareholders                  (1.6)%      0.3%       5.5%
----------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)

Years Ended December 31, 1997 and 1996


Service and system revenues
---------------------------

Total revenues increased 34.3% from $50.7 million in the year ended December 31, 1996 to $68.1 million in the year ended December 31, 1997. Roaming services revenues remained stable in 1997 at $32.5 million compared to $32.2 million for the year ended December 31, 1996. Although there were fewer suspensions of inter-carrier automatic roaming agreements by the carriers in 1997, BCG was able to offset this decrease in unregistered roaming traffic by expanding its billing options and maintaining its market presence. Teleservices revenues increased 26.9% from $13.4 million in the year ended December 31, 1996 to $17.0 million in the year ended December 31, 1997. This increase was primarily attributable to new and additional services provided to existing and new carrier customers. Included in these additional revenues are billing inquiry services offered to the carrier's C2C prepaid customers. Prepaid wireless service revenues increased from $312,000 in the year ended December 31, 1996 to $7.5 million in the year ended December 31, 1997. As of December 31, 1997, 50 C2C network nodes were deployed in various markets throughout the United States compared to 21 as of December 31, 1996. At the end of 1997, these nodes were processing calls for approximately 290,000 subscribers. System revenues increased 136.2% from $4.7 million in 1996 to $11.1 million in the year ended December 31, 1997. The increase in system revenues was attributable to prepaid systems sold to new and existing customers in Mexico and South America in 1997.

Cost of service revenues
------------------------

Cost of service revenues consist primarily of wireless network and landline transmission costs in addition to the personnel costs associated with operator assisted roaming service calls, teleservice calls and C2C operations. Cost of service revenues decreased as a percentage of service revenues from 79.6% to 77.5% in the years ended December 31, 1996 and 1997, respectively. The decrease in cost of service revenues as a percentage of service revenues was primarily due to significant increases in revenue generated by C2C to better absorb its operating costs and, to a lesser extent, increased labor efficiencies in roaming services and teleservices.

Cost of system revenues
-----------------------

Cost of system revenues represent the cost of prepaid and voice systems sold by the Systems Division. Cost of system revenues as of December 31, 1997 totaled $6.2 million or 55.9% of system revenues and increased from $2.6 million or 54.9% of system revenues in the prior year. The reduction in the gross margin resulted from a change in the mix of system sales towards international prepaid sales which typically yield a lower margin.

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased 68.8% from $3.2 million in the year ended December 31, 1996 to $5.4 million in the year ended December 31, 1997 and increased as a percentage of revenues from 6.4% to 8.0% in the years ended December 31, 1996 and 1997, respectively. This increase was principally due to costs, including recruiting fees and other personnel costs, associated with the Company's hiring of new personnel to support ongoing development and enhancements, implementation and deployment of the C2C network, and to a lesser extent, additional personnel and related costs to support the expansion of teleservices and system sales. The Company intends to continue to increase its engineering, research and development expenditures to support future development and enhancements of its prepaid and other wireless services and systems.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                  (CONTINUED)

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased 75.9% from $2.9 million in the year ended December 31, 1996 to $5.1 million in the year ended December 31, 1997, and increased as a percentage of revenues from 5.8% to 7.5% in the years ended December 31, 1996 and 1997, respectively. The increase in sales and marketing expenses was due to additional expenditures to support the concentrated efforts of the systems division to expand internationally and the overall growth in the system sales. These costs include additional sales and product management personnel, commissions and other related expenses. Additional personnel, recruiting, commissions and other personnel costs were also incurred to support sales and marketing efforts in the prepaid service and teleservice divisions. The Company expects to increase expenditures for sales, marketing and product management in the future.


Management fees
---------------

Management fees of $252,000 for the year ended December 31, 1996, represent the costs associated with payroll and certain benefit costs of senior management personnel responsible for the operations of the Company payable under the terms of a Management Agreement with Boston Communications Capital Corporation. The Management Agreement was terminated on March 31, 1996. As a result of the termination, the entire payroll and related costs of these senior management personnel now are being directly incurred by the Company and are recorded as general and administrative expenses.


General and administrative expenses
-----------------------------------

General and administrative expenses include salaries and benefits and other expenses that provide administrative support to the Company. General and administrative expenses increased 52.2% from $2.3 million in the year ended December 31, 1996 to $3.5 million in the year ended December 31, 1997. General and administrative expenses increased as a percentage of revenues from 4.5% to 5.1% in the years ended December 31, 1996 and 1997, respectively. The rise in general and administrative expenses was primarily attributable to additional employees and related recruiting expenses to support the Company's growth along with a full year of costs associated with being a publicly traded company. In addition, the increase relates to the costs of senior management personnel that were classified as management fees through March 31, 1996.


Depreciation and amortization expense
-------------------------------------

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to acquisitions is being amortized over eight years. Depreciation and amortization expense increased 162% from $2.1 million in the year ended December 31, 1996 to $5.5 million in the year ended December 31, 1997. This increase was due primarily to the depreciation of additional technical equipment and software to support the rapid expansion and continuing development of the Company's prepaid wireless network. In addition, the amortization of goodwill from the Company's acquisitions and depreciation of technical equipment and software purchased for the teleservices business resulted in greater depreciation and amortization expense in 1997. Depreciation and amortization expense are expected to increase in 1998 due to increased capital expenditures for telecommunications systems to support the continued expansion and enhancement of the C2C network.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)


Impairment of long-lived assets
-------------------------------

The Company recognized a pre-tax charge of $569,000 in the year ended December 31, 1997 for a one-time write-down of assets that are no longer being used to support the Company's operations.


Interest income (expense)
-------------------------

Interest income increased from $589,000 in the year ended December 31, 1996 to $1.1 million in the year ended December 31, 1997. Interest income was earned from investments of the proceeds of the Company's public offerings and was offset slightly by interest expense from the Company's capital leases.


Provision (benefit) for income taxes
------------------------------------

The income tax expense of $600,000 for the year ended December 31, 1996 yielded a 50% income tax rate. The income tax benefit of $188,000 for the year ended December 31, 1997 yielded a 14% income tax benefit. The higher rate in 1996 and lower benefit in 1997 resulted primarily from the non-deductibility of goodwill from the Company's acquisitions. The effective income tax rate is expected to continue to be greater than 40% in 1998 due to the continued impact of non-deductible goodwill.

The Company has recorded a net deferred tax asset for net operating loss carryforwards based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset.


Income (loss) from continuing operations
----------------------------------------

The Company recognized income from continuing operations of $610,000 in the year ended December 31, 1996 and a loss of $2.4 million in the year ended December 31, 1997. The decrease in income from continuing operations reflects the increased depreciation, telecommunication and personnel costs associated with the deployment and operation of the C2C network. The additional expenditures were greater than the increase in C\\2\\C revenue due to delays in the carrier marketing and distribution of prepaid services.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)


Years Ended December 31, 1996 and 1995

Service and system revenues
---------------------------

Total revenues increased 48.2% from $34.2 million in the year ended December 31, 1995 to $50.7 million in the year ended December 31, 1996. Roaming service revenues increased 26.8% from $25.4 million for the year ended December 31, 1995 to $32.2 million for the year ended December 31, 1996, due primarily to increased revenues generated by higher call volumes from existing carrier customers. The increase in roaming service revenues generated from existing carrier customers resulted from the general growth in the number of wireless subscribers, increased roaming by wireless subscribers and increased frequency in the suspension of inter-carrier roaming agreements between wireless carriers due to greater incidents of wireless fraud. Teleservices revenues increased 52.2% from $8.8 million in the year ended December 31, 1995 to $13.4 million in the year ended December 31, 1996. This increase was primarily attributed to new and additional services provided to existing customers and new carrier customers. Prepaid wireless services revenues in 1996 of $312,000 were generated in markets where C2C was commercially available. As of December 31, 1996, 21 C2C network switches were deployed in various markets throughout the United States. Of these switches, fifteen were fully operational and processing live transactions by the end of the year. System revenues of $4.7 million in 1996 consist principally of prepaid and voice systems sold by VST and Wireless Americas Corporation (WAC), both acquired by the Company in 1996.


Cost of service revenues
------------------------

Cost of service revenues increased as a percentage of service revenues from 76.3% to 79.6% in the years ended December 31, 1995 and 1996, respectively. The increase in cost of service revenues as a percentage of service revenues was primarily due to the high initial operating costs as subscribers are added and usage is generated on the C2C network and, to a lesser extent, due to higher per minute cellular network charges for roaming service revenues.

Cost of system revenues
-----------------------

Cost of system revenues totaling $2.6 million represent costs associated with systems sold in 1996.


Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses increased 281.4% from $839,000 in the year ended December 31, 1995 to $3.2 million in the year ended December 31, 1996 and increased as a percentage of revenues from 2.5% to 6.4% in the years ended December 31, 1995 and 1996, respectively. This increase was principally due to costs associated with the Company's hiring of new personnel to support the development, implementation and deployment of the C2C network for its prepaid service, and to a lesser extent, additional personnel to support the expansion of its teleservices.


Sales and marketing expenses
----------------------------

Sales and marketing expenses increased 52.6% from $1.9 million in the year ended December 31, 1995 to $2.9 million in the year ended December 31, 1996, and increased as a percentage of revenues from 5.7% to 5.8% in the years ended December 31, 1995 and 1996, respectively. The increase in sales and marketing expenses was due primarily to additional expenditures to support the more sales intensive prepaid service business and to support concentrated sales and marketing efforts related to teleservices.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)

Management fees
---------------

Management fees of $1.0 million and $252,000 for the years ended December 31, 1995 and 1996, respectively, represent the costs associated with payroll and certain benefit costs of senior management personnel.

General and administrative expenses
-----------------------------------

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


Depreciation and amortization expense
-------------------------------------

Depreciation and amortization expense increased 136.2% from $889,000 in the year ended December 31, 1995 to $2.1 million in the year ended December 31, 1996. This increase was due primarily to amortization of goodwill from the Company's two acquisitions and depreciation of additional technical equipment and software to support the Company's roaming services, teleservices and prepaid wireless services. In addition, the expansion of the Company's call centers and Systems assembly facility resulted in increased depreciation of furniture, equipment and leasehold improvements.


Interest income (expense)
-------------------------

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


Provision (benefit) for income taxes
------------------------------------

The income tax benefit of $1.0 million for the year ended December 31, 1995 was attributable to the Company's reversal of its valuation reserve. The income tax expense of $600,000 for the year ended December 31, 1996 yielded a 50% income tax rate. The income tax rate in 1996 was due primarily to the non-deductibility of goodwill from the VST and WAC acquisitions.

Income (loss) from continuing operations
----------------------------------------

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

Loss from discontinued operations
---------------------------------

The loss of $165,000 from discontinued operations in the year ended December 31, 1995 represents the loss from operations of $129,000 associated with the Company's cellular sales and service business and the loss on sale of that business of $36,000.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)


Selected Quarterly Operating Results
------------------------------------

The following table sets forth certain unaudited quarterly results of operations of the Company for the eight quarters in the two year period ended December 31, 1997, including such amounts expressed as a percentage of revenues. This quarterly information is unaudited, has been prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of the Company's management, reflects all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                 THREE MONTHS ENDED
                              MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                 1996       1996       1996       1996        1997       1997        1997       1997
-----------------------------------------------------------------------------------------------------------------------
(In Thousands)
Revenues:
 Roaming services               $ 7,214    $ 8,327     $ 8,873   $ 7,820     $ 7,012    $ 8,048     $ 9,241   $  8,160
 Teleservices                     3,847      3,303       3,272     2,991       3,789      4,375       4,369      4,476
 Prepaid wireless services           --         69          42       201         790      1,513       2,571      2,665
 System sales                        92      1,141       1,726     1,733       4,028      2,417       1,852      2,793
-----------------------------------------------------------------------------------------------------------------------
    Total revenues               11,153     12,840      13,913    12,745      15,619     16,353      18,033     18,094
Expenses:
 Cost of service revenues         8,311      9,465       9,763     9,067       9,419     10,882      11,954     11,925
 Cost of system revenues             37        553       1,076       910       2,640      1,095         814      1,652
 Engineering, research and
    development                     419        744         957     1,101       1,029      1,168       1,593      1,643
 Sales and marketing                558        638         680     1,073       1,063      1,230       1,358      1,438
 Management fees                    252         --          --        --          --         --          --         --
 General and
    administration                  482        621         607       618         649        824         833      1,164
 Depreciation and
    amortization                    359        477         557       716         890      1,203       1,534      1,919
 Impairment of long-lived
    assets                           --         --          --        --          --         --          --        569
-----------------------------------------------------------------------------------------------------------------------
    Total expenses               10,418     12,498      13,640    13,485      15,690     16,402      18,086     20,310
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss)             735        342         273      (740)        (71)       (49)        (53)    (2,216)
Interest income (expense)            (6)       (75)        341       329         262        135         254        434
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes    729        267         614      (411)        191         86         201     (1,782)
Provision (benefit) for
  income taxes                      300        123         283      (106)         98         43         100       (429)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                    $   429    $   144     $   331   $  (305)    $    93    $    43     $   101   $ (1,353)
=======================================================================================================================

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)

                       AS A PERCENTAGE OF TOTAL REVENUES

-----------------------------------------------------------------------------------------------------------------------------------
                                    MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30   DEC. 31,
                                      1996       1996        1996       1996        1997       1997       1997       1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Roaming services                       64.7%      64.8%       63.8%      61.4%       44.9%      49.2%      51.2%      45.1%
  Teleservices                           34.5       25.7        23.5       23.5        24.3       26.8       24.2       24.7
  Prepaid wireless services                --        0.5         0.3        1.6         5.0        9.2       14.3       14.7
  System sales                            0.8        9.0        12.4       13.5        25.8       14.8       10.3       15.5
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                      100.0      100.0       100.0      100.0       100.0      100.0      100.0      100.0
Expenses:
  Cost of service revenues               74.5       73.7        70.1       71.1        60.3       66.6       66.3       65.9
  Cost of system revenues                 0.3        4.3         7.7        7.1        16.9        6.7        4.5        9.1
  Engineering, research and
    development                           3.8        5.8         6.9        8.7         6.6        7.1        8.8        9.1
  Sales and marketing                     5.0        5.0         4.9        8.4         6.8        7.5        7.5        8.0
  Management fees                         2.3         --          --         --          --         --         --         --
  General and
    administrative                        4.3        4.8         4.4        4.9         4.2        5.0        4.6        6.4
  Depreciation and
    amortization                          3.2        3.7         4.0        5.6         5.7        7.4        8.5       10.6
  Impairment of long-lived assets          --         --          --         --          --         --         --        3.1
-----------------------------------------------------------------------------------------------------------------------------------
    Total expenses                       93.4       97.3        98.0      105.8       100.5      100.3      100.2      112.2
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                   6.6        2.7         2.0       (5.8)       (0.5)      (0.3)      (0.2)     (12.2)
Interest income (expense)                (0.1)      (0.6)        2.4        2.6         1.7        0.8        1.4        2.4
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes          6.5        2.1         4.4       (3.2)        1.2        0.5        1.2       (9.8)
Provision (benefit) for
income taxes                              2.7        1.0         2.0       (0.8)        0.6        0.2        0.6       (2.3)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations                                3.8%       1.1%        2.4%      (2.4)%       0.6%       0.3%       0.6%      (7.5)%
-----------------------------------------------------------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)


The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes, and general economic conditions. In particular, the Company's roaming services revenues are affected by the frequency and volume of use of the Company's roaming services, which may be influenced by seasonal trends, as well as changes in demand during particular periods due to a higher or lower incidence of temporary suspension of inter-carrier roaming agreements in certain markets. Teleservices revenues may be influenced by the requirements of one or more of the Company's significant teleservices customers, including engagement of the Company for implementing or assisting in implementing special projects of limited duration.

Because a significant portion of the Company's operating expenses are committed in advance, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, unexpected revenue shortfalls could cause significant variations in operating results from quarter to quarter and could have a material adverse effect on the Company's results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of likely future performance.

During 1997, the Company made significant investments in personnel and infrastructure to support the ongoing development and deployment of the C2C network. These strategic investments have negatively impacted earnings and the Company expects that these strategic investments will continue to negatively impact earnings in the short-term.


Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and short-term investments increased from $21.4 million in 1996 to $33.7 million in 1997. The increase was due primarily to proceeds of $35.8 million from the Company's public offering in 1997. Net cash provided by operations was $4.4 million in 1997 due primarily to $5.5 million in depreciation and amortization expense, resulting from a significant investment in telecommunications systems and equipment, offset by a net loss of $1.1 million in 1997.

The Company's investing activities utilized $19.6 million of net cash in 1997. The proceeds of the public offering were invested in short-term investments to finance the growth of the business. In addition, $1.4 million was paid to purchase the remaining 20% interest in WAC. The Company expended $28.6 million to purchase property and equipment to support the expansion and growth of its business. These purchases included $21.5 million of telecommunications systems equipment and software to support the expansion of the Company's C2C network. The Company anticipates that over the next 12 months significant capital investments will be made to support service enhancements and additional nodes to support the C2C network.

The Company's financing activities generated net cash of $37.9 million in 1997. Through a public offering, the Company raised proceeds of $35.8 million, which are being utilized for capital expenditures for the C2C network and for general corporate purposes, including working capital. A portion of the net proceeds may also be used for the acquisitions of businesses, products and technologies which are complimentary to those of the Company. The Company currently has no plans, commitments or negotiations with respect to any such transactions.

The Company entered into capital leases in 1997 to finance $3.2 million of telecommunications equipment and software to expand and enhance teleservices and prepaid wireless services.

The Company believes that its short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 18 months.

The Company has begun to review its computer systems for Year 2000 compliance and has designed a plan to test whether their systems will conform to Year 2000 requirements. The Company is expensing all costs associated with these system changes and does not anticipate that these costs will have a material impact on its financial position or results of operations. Although management does not expect Year 2000 issues to have a material impact on its business or results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)


Certain Factors That May Affect Future Results
----------------------------------------------

This Annual Report contains forward-looking statements that involve risks and uncertainties including statements regarding increased research and development expenditures, costs of deploying and supporting the C2C network, increased expenditures for sales and marketing and greater costs of depreciation and amortization. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C2C network, the ability of the Company's carrier customers to successfully market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

Historically, a significant portion of the Company's revenues in any particular period have been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of call traffic generated through these customers, the services being performed for the teleservices programs and the level of system sales. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. In addition, prepaid wireless and PCS services are relatively new services in new markets, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of wireless in favor of other services, could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all.

The Company is currently devoting significant resources toward the enhancement and deployment of its prepaid wireless services and systems, including continued expansion of its C2C network. There can be no assurance that the Company will successfully support and enhance the C2C network effectively, that the market for the Company's prepaid service will continue to develop, or that the Company's C2C network will successfully support current and future growth. Furthermore, the Company has expanded significant amounts of capital to support the C\\2\\C agreements it has secured with its carrier customers. Because C\\2\\C revenues are principally generated by prepaid subscriber minutes of use, the Company's C\\2\\C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. In addition, teleservices revenues associated with billing inquiry support for C\\2\\C customers are becoming a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C\\2\\C subscriber base.

The Company has expanded its operations rapidly creating significant demands on the Company's administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                                  (CONTINUED)

The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, many wireless carriers are providing or can provide, in-house, the services that the Company offers. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and consequently, the entrance of new competitors in the future. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company's success and ability to compete is dependent in part upon its proprietary technology. If unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, some of the software used to support the Company's services is licensed by the Company from single vendors, which are small corporations. There can be no assurance that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices.

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

                                  APPENDIX B

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,
                                                                                      1997       1996
-------------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                          $ 23,601   $   923
 Short-term investments                                                               10,103    20,498
 Accounts receivable, net of allowance for billing adjustments and
  doubtful accounts of $1,304 in 1997 and $1,242 in 1996                              12,445    11,060
 Inventory                                                                             1,550     1,189
 Deferred income taxes                                                                 1,564     1,334
 Prepaid expenses                                                                        630       495
-------------------------------------------------------------------------------------------------------
   Total current assets                                                               49,893    35,499
Property and equipment:
 Telecommunication systems                                                            34,907     9,169
 Furniture and equipment                                                               5,739     3,359
 Leasehold improvements                                                                1,725       903
 Systems in development                                                                3,639     2,658
-------------------------------------------------------------------------------------------------------
                                                                                      46,010    16,089
Less allowances for depreciation and amortization                                      7,923     3,183
-------------------------------------------------------------------------------------------------------
                                                                                      38,087    12,906
Goodwill, net                                                                          4,067     3,159
Other assets                                                                           1,338       395
-------------------------------------------------------------------------------------------------------
   Total assets                                                                     $ 93,385   $51,959
-------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                                   $  2,786   $ 1,371
 Accrued expenses                                                                      7,304     7,205
 Income taxes payable                                                                    466       490
 Current maturities of capital lease obligations                                       1,127        --
-------------------------------------------------------------------------------------------------------
   Total current liabilities                                                          11,683     9,066

Capital lease obligations, net of current maturities                                   1,598        --

Commitments and contingencies
Shareholders' equity:
  Preferred Stock, par value $.01 per share, 2,000,000 shares authorized,
  0 shares issued and outstanding                                                         --        --
 Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized,
  16,273,947 shares in 1997 and 12,725,749 shares in 1996 issued and outstanding         163       127
 Additional paid-in capital                                                           91,029    52,738
 Treasury Stock (46,420 shares at cost)                                                 (372)     (372)
 Accumulated deficit                                                                 (10,716)   (9,600)
-------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                         80,104    42,893
-------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                       $ 93,385   $51,959
-------------------------------------------------------------------------------------------------------

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                  1997       1996      1995
---------------------------------------------------------------------------------------------
Revenues:
 Roaming services                                                $32,461   $32,234   $25,446
 Teleservices                                                     17,009    13,413     8,774
 Prepaid wireless services                                         7,539       312        --
 System sales                                                     11,090     4,692        --
---------------------------------------------------------------------------------------------
                                                                  68,099    50,651    34,220
Expenses:
 Cost of service revenues                                         44,180    36,606    26,100
 Cost of system revenues                                           6,201     2,576        --
 Engineering, research and development                             5,433     3,221       839
 Sales and marketing                                               5,089     2,949     1,934
 Management fees                                                      --       252     1,008
 General and administrative                                        3,470     2,328     1,321
 Depreciation and amortization                                     5,546     2,109       889
 Impairment of long-lived assets                                     569        --        --
---------------------------------------------------------------------------------------------
                                                                  70,488    50,041    32,091
---------------------------------------------------------------------------------------------
Operating income (loss)                                           (2,389)      610     2,129
Interest income (expense)                                          1,085       589      (151)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes      (1,304)    1,199     1,978
Provision (benefit) for income taxes                                (188)      600    (1,030)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations                          (1,116)      599     3,008
Discontinued operations:
 Loss from operations                                                 --        --      (129)
 Loss on disposal                                                     --        --       (36)
---------------------------------------------------------------------------------------------
Loss from discontinued operations                                     --        --      (165)
---------------------------------------------------------------------------------------------
Net income (loss)                                                 (1,116)      599     2,843
Accretion of dividends on redeemable preferred stock                  --      (451)     (950)
---------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders               $(1,116)  $   148   $ 1,893
---------------------------------------------------------------------------------------------
Basic net income (loss) available to common shareholders:
 Continuing operations                                           $ (0.08)  $  0.02   $  0.62
 Net income (loss)                                               $ (0.08)  $  0.02   $  0.57
 Shares used in computing basic net income (loss) per share       14,007     8,352     3,336

Diluted net income (loss) available to common shareholders:
 Continuing operations                                           $ (0.08)  $  0.01   $  0.24
 Net income (loss)                                               $ (0.08)  $  0.01   $  0.22
 Shares used in computing diluted net income (loss) per share     14,359    10,884     8,692
---------------------------------------------------------------------------------------------

See accompanying notes.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      SHAREHOLDERS' EQUITY
                            -------------------------------------------------------------------
                               REDEEMABLE                        CONVERTIBLE
                             PREFERRED STOCK  TREASURY STOCK   PREFERRED STOCK    COMMON STOCK
                            ----------------------------------------------------------------------
                             SHARES  DOLLARS  SHARES  DOLLARS  SHARES DOLLARS    SHARES    DOLLARS
--------------------------------------------------------------------------------------------------

Balance at January 1, 1995   11,871 $ 14,946      --       --     850     $ 1  3,335,985      $ 33
  Accretion of dividends
   on Redeemable
   Preferred Stock               --      950      --       --      --      --         --        --
  Net income                     --       --      --       --      --      --         --        --
--------------------------------------------------------------------------------------------------
Balance at December 31,
  1995                       11,871   15,896      --       --     850       1  3,335,985        33
  Conversion of
   Convertible
   Preferred Stock               --       --      --       --    (850)     (1) 5,004,608        50
  Accretion of dividends
   on Redeemable
   Preferred Stock               --      451      --       --      --      --         --        --
  Redemption of
   Redeemable
   Preferred Stock and
   Accreted Dividends       (11,871) (16,347)     --       --      --      --         --        --
  Issuance of Common
   Stock                         --       --      --       --      --      --  4,183,928        42
  Exercise of Common
   Stock options                 --       --      --       --      --      --    201,228         2
  Treasury Stock
   Purchase                      --       --  46,420     (372)     --      --         --        --
  Net income                     --       --      --       --      --      --         --        --
--------------------------------------------------------------------------------------------------
Balance at December 31,
  1996                           --       --  46,420     (372)     --      -- 12,725,749       127
  Issuance of Common
   Stock and options             --       --      --       --      --      --  3,000,000        30
  Exercise of Common
   Stock options                 --       --      --       --      --      --    548,198         6
Net loss                         --       --      --       --      --      --         --        --
--------------------------------------------------------------------------------------------------
Balance at December 31,
  1997                           -- $     --  46,420    $(372)     --     $--   16,273,947    $163
--------------------------------------------------------------------------------------------------

                                     SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
                                          ACCRETIONS
                                         OF DIVIDENDS
                                ADDI-     ON REDEEM-                  SHARE-
                               TIONAL      ABLE PRE-      ACCU-      HOLDERS'
                               PAID IN      FERRED       MULATED      EQUITY
                               CAPITAL      STOCK        DEFICIT     (DEFICIT)
------------------------------------------------------------------------------
Balance at January 1, 1995    $ 1,016      $(3,075)      $(8,566)     $(10,591)
  Accretion of dividends
   on Redeemable
   Preferred Stock                 --         (950)           --          (950)
  Net income                       --           --         2,843         2,843
-------------------------------------------------------------------------------
Balance at December 31,
  1995                          1,016       (4,025)       (5,723)       (8,698)
  Conversion of
   Convertible
   Preferred Stock                (49)          --            --            --
  Accretion of dividends
   on Redeemable
   Preferred Stock                 --         (451)           --          (451)
  Redemption of
   Redeemable
   Preferred Stock and
   Accreted Dividends              --        4,476        (4,476)           --
  Issuance of Common
   Stock                       51,745           --            --        51,787
  Exercise of Common
   Stock options                   26           --            --            28
  Treasury Stock
   Purchase                        --           --            --          (372)
  Net income                       --           --           599           599
--------------------------------------------------------------------------------
Balance at December 31,
  1996                         52,738           --        (9,600)       42,893
  Issuance of Common
   Stock and options           35,769           --            --        35,799
  Exercise of Common
   Stock options                2,522           --            --         2,528
  Net loss                         --           --        (1,116)       (1,116)
------------------------------------------------------------------------------
Balance at December 31,
 1997                         $91,029      $    --      $(10,716)     $ 80,104
------------------------------------------------------------------------------

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                 1997        1996       1995
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income (loss) from continuing operations                      $ (1,116)   $   599      $ 3,008
Adjustments to reconcile
net income (loss) to net cash
provided by (used in)
operating activities:
  Depreciation and amortization                                  5,546      2,109          888
  Deferred income taxes                                           (230)       466       (1,800)
  Impairment of long-lived assets                                  569         --           --
Changes in operating
   assets and liabilities,
   excluding effects of
   discontinued
   operations and business
   acquisitions:
    Accounts receivable                                         (1,385)    (3,208)      (2,655)
    Inventory                                                     (361)    (1,128)          --
    Prepaid expenses and other assets                             (151)      (547)         (51)
    Accounts payable and accrued expenses                        1,514        524        1,225
    Income taxes payable                                           (24)      (297)         679
--------------------------------------------------------------------------------------------------
                                                                 4,362     (1.482)       1,294
Loss from discontinued operations                                   --         --         (166)
Adjustments to reconcile loss from
 discontinued operations:
 Loss on disposal of discontinued operations                        --         --           37
 Cash flow related to results of operations until
  disposal date                                                     --         --          803
--------------------------------------------------------------------------------------------------
                                                                    --         --          674
--------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operations                       4,362     (1,482)       1,968

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                 (1,398)      (846)          --
Purchase of short-term investments                             (12,976)   (26,937)          --
Sale of short-term investments                                  23,371      6,439           --
Purchase of property and equipment                             (28,552)    (8,093)      (2,993)
Net proceeds from sale of lines of business                         --         --        1,074
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                          (19,555)   (29,437)      (1,919)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                          2,528         28           --
Proceeds from issuance of stock                                 35,799     49,787           --
Repurchase of redeemable preferred stock                            --    (16,347)          --
Purchase of treasury stock                                          --       (372)          --
Repayment of long-term capital leases                             (456)    (1,507)          --
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                       37,871     31,589           --
--------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                           22,678        670           49
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                     923        253          204
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $   23,601   $    923      $   253
--------------------------------------------------------------------------------------------------
See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Company

Boston Communications Group, Inc. (the Company) develops, markets and provides specialized roaming services, teleservices and prepaid wireless services to the wireless telephone industry. The Company also manufactures prepaid and voice system equipment.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company earns revenues by providing teleservices, processing prepaid wireless calls and processing wireless calls for individuals who have roamed outside of their service area. Revenue is recognized when the service is provided and is recorded net of estimated chargebacks and other billing adjustments. The Company recognizes revenue from the sale of systems at the time the systems are shipped.

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

Investments with maturities between three and twelve months are considered short-term investments. The Company's short-term investments consist of debt securities such as corporate notes and marketable direct obligations of the United States Treasury. The following is a summary of available-for-sale securities(in thousands):

                                    December 31,
                                   1997     1996
--------------------------------------------------
Corporate notes                   $10,103  $ 3,965
U.S. Treasury bills                    --   16,533
--------------------------------------------------
  Total short-term investments    $10,103  $20,498
==================================================

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

Concentrations of Credit Risk

The Company's roaming customers are individuals who place wireless calls from service areas which are not covered by traditional roaming agreements. These calls are forwarded by wireless carriers to the Company for processing. Each transaction is small in size and the Company minimizes credit risk by validating appropriate billing information. Teleservices are provided to wireless carriers located throughout the country. The Company's prepaid wireless services provide carriers, throughout the United States and Canada, with an alternative billing facility for their wireless customers. Accounts are not activated until payment is received by the carrier. The Company sells its voice systems in North America and its prepaid systems in North and South America and Europe.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



The Company has roaming, teleservice and prepaid wireless service agreements with, and sells its systems to numerous carriers, 10 of which accounted for 84.6%, 82.4% and 74.5% of the Company's total revenues for the years ended December 31, 1995, 1996 and 1997, respectively. The following table summarizes sales in excess of 10% of total revenues, as a percentage of total revenues, to major customers:

                                           YEAR ENDED DECEMBER 31,
                                            1997     1996     1995
--------------------------------------------------------------------
Ameritech Cellular                           11.6%    14.8%    15.0%
Bell Atlantic Mobile                         11.6     12.3     13.9
Southern New England Telephone Corp.           --       --     11.9
Southwestern Bell Mobile Systems, Inc.       10.6       --       --
BellSouth Cellular Corp.                       --     11.4       --

Inventory

Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows at December 31, (in thousands):

                    1997    1996
---------------------------------

Raw materials      $1,114  $  984
Work in process       127     129
Finished goods        309      76
---------------------------------
                   $1,550  $1,189
=================================

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years. Systems in development represent the cost of purchased hardware and software to be used in switching equipment not yet placed into service and will be depreciated between 3 and 5 years. Interest paid on funds borrowed to finance the purchase of telecommunications systems is capitalized while in development. During 1997, $46,000 in interest was capitalized.

In accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. During 1997, the Company recorded an impairment loss of $569,000 for equipment which could no longer be used in its business. The Company intends to sell these assets in 1998 and has adjusted the net book value of the equipment to the estimated sales value of $955,000.

Goodwill

Goodwill represents the excess of cost of acquired businesses over the fair market value of all net assets acquired. Goodwill is being amortized on a straight-line basis over an eight year period. Accumulated amortization totaled $296,000 and $786,000 as of December 31, 1996 and 1997, respectively.

Engineering, Research and Development

Costs associated with engineering, research and development are expensed as incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Pursuant to the previous requirements of the Securities and Exchange Commission (SEC), common shares and common share equivalents issued by the Company during the twelve-month period prior to the initial public offering of the Company's common stock had been included in the calculations as if they were outstanding for all periods prior to the offering in June 1996 whether or not they were anti-dilutive.

In February 1998, the SEC issued Staff Accounting Bulletin 98 which, among other things, conformed prior SEC requirements to Statement 128 and eliminated inclusion of such shares in the computation of earnings per share. All earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement 128 and SEC requirements.

Accounting Pronouncements

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

The results of the discontinued operations for the year ended December 31, 1995 are summarized below:

(In thousands)
-----------------------------
Revenues             $1,001
-----------------------------
Operating loss       $ (129)
-----------------------------
Loss on disposal     $  (36)
-----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

4. ACQUISITIONS

In February 1996, the Company acquired the net assets of Voice Systems Technology Inc. (VST), a company which develops and markets prepaid and voice processing systems, for approximately $2.5 million ($500,000 cash and 265,373 shares of common stock). VST had revenues and net income for the 11 months ended February 29, 1996 of $2.1 million and $9,000, respectively. The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in the Company's results of operations from the date of acquisition. The allocation of the purchase price is based on the fair market value of assets and liabilities acquired and the excess over those amounts is accounted for as goodwill. The allocation of the purchase price is as follows:

(in thousands)
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
-----------------------------------------------
                                        $2,537
===============================================

On January 31, 1996, the Company acquired 17.5% of the stock in WAC for $35,000. WAC marketed and sold prepaid equipment in Latin America. On October 23, 1996, the Company acquired an additional 62.5% of the stock of WAC for $916,500. The purchase has been reflected in the Company's consolidated balance sheet. Results of WAC's operations from the date of acquisition through December 31, 1996 have been included in the Company's consolidated results.

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


DECEMBER 31,                    1996        1995
---------------------------------------------------
                                  (UNAUDITED)
Net revenues                   $51,873     $36,288
---------------------------------------------------
Net income available to
  common stockholders          $     1     $ 1,558
---------------------------------------------------
Net income per common share    $  0.00     $  0.17
===================================================

In August 1997, the Company paid $1.4 million to purchase the final 20% interest in WAC and recorded this amount as goodwill, which is being amortized over eight years. WAC was subsequently merged into VST.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

5. ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                                DECEMBER 31,
(In thousands)                                                1997       1996
-------------------------------------------------------------------------------

Billing adjustments and chargebacks                          $1,216      $1,240
Cellular airtime                                              1,544       2,447
Payroll                                                       1,183         931
Telecommunication costs                                         779         442
Deferred revenue                                                426         105
Billing services                                                351         296
Other                                                         1,805       1,744
-------------------------------------------------------------------------------
                                                             $7,304      $7,205
===============================================================================

6. INCOME TAXES


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                           1997      1996
---------------------------------------------------------------------------

Deferred tax assets:
  Net operating loss carryforwards                       $   884    $  712
   Allowance for doubtful accounts, billing
   adjustments and chargebacks                               747       801
  Minimum tax credit carryforwards                           128       128
  Accrued expenses and other                                 665       298
  Asset impairment                                           200      ----
---------------------------------------------------------------------------
Total deferred tax assets                                  2,624     1,939

Deferred tax liabilities:
  Tax over book depreciation and amortization expense     (1,060)     (605)
---------------------------------------------------------------------------
Total deferred tax liabilities                            (1,060)     (605)
---------------------------------------------------------------------------
Net deferred tax assets                                  $ 1,564    $1,334
===========================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



The provision (benefit) for income taxes consists of the following (in thousands):

                                    YEAR ENDED DECEMBER 31,
                                     1997    1996     1995
-----------------------------------------------------------

Current:
  Federal                          $   -   $  51   $   110
  State                               42      83       660
-----------------------------------------------------------
                                      42     134       770
Deferred:
  Federal                           (209)    423    (1,530)
  State                              (21)     43      (270)
-----------------------------------------------------------
                                    (230)    466    (1,800)
-----------------------------------------------------------
Income tax provision (benefit)     $(188)  $ 600   $(1,030)
===========================================================

The Company had fully reserved for its deferred tax assets through December 31, 1994. Based upon management's assessment that future operating results were more likely than not to generate operating income to recognize the deferred tax asset, a substantial portion of the valuation allowance was reversed.

The Company utilized $2.6 million in 1995 and $2.0 million in 1996 of federal net operating loss carryforwards to offset taxable income. The valuation allowance decreased $3.1 million and $162,000 during 1995 and 1996, respectively, due primarily to the utilization of net operating loss carryforwards and to the reversal of a significant portion of the valuation allowance.

At December 31, 1997, the Company has approximately $2.6 million of net operating loss carryforwards for federal income tax return purposes available for use in future years that expire beginning in 2006.

A reconciliation of the statutory rate to the effective rate is as follows:


                                                    YEAR ENDED DECEMBER 31,
                                                    1997      1996     1995
----------------------------------------------------------------------------
Federal provision (benefit) at statutory rate        (34)%      34%      34%
State income provision,
  net of federal benefit                              (6)        6        6
Permanent differences                                 26        12        1
Change in valuation allowance                         --        --      (65)
Benefit of net operating loss                         (0)       (2)     (28)
----------------------------------------------------------------------------
                                                     (14)%      50%    (52)%
----------------------------------------------------------------------------


Income taxes paid were $68,000 in 1995, $352,000 in 1996 and $83,000 in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

Public Offerings
In 1996, the Company sold in its initial public offering (IPO) 3,918,555 shares of its common stock yielding net proceeds of $49.8 million. The proceeds were used to redeem preferred stock and to repay an existing line of credit and capital leases. Upon the closing of the IPO, the Company redeemed all 11,871 outstanding shares of redeemable preferred stock at a redemption price of $1,000 per share. In addition, the Company paid approximately $4.5 million in accreted dividends on the redeemable preferred stock.

In 1997, the Company sold in a public offering 3,000,000 shares of its common stock yielding net proceeds of $35.8 million. The proceeds are being used for capital and other expenditures in connection with the expansion of the C2C network. In addition, the Company used $1.4 million of the net proceeds to purchase the remaining 20% interest in WAC.

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

Stock Option Plan
The Company's 1996 Stock Option Plan (the 1996 Plan) was adopted by the Board of Directors and approved by the stockholders of the Company in 1996. The 1996 Plan provides for the grant of stock options to employees, officers and directors, consultants and advisors to, the Company and its subsidiaries. Under the 1996 Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("incentive stock options"), or options not intended to qualify as incentive Stock options ("non-statutory options"). Incentive stock options may only be granted to employees of the Company. A total of 1,264,792 shares of Common Stock may be issued upon the exercise of options granted under the 1996 Plan. The maximum number of shares with respect to which options may be granted to any employee under the 1996 Plan shall not exceed 200,000 shares of Common Stock during any calendar year. The 1996 Plan replaces the 1994 Stock Option Plan which granted 355,738 options and was terminated in 1996. All options granted have 10 year terms and generally vest and become exercisable over four or five years.

In 1997 the Company's 1998 Stock Option Plan (the 1998 Plan) was adopted by the Board of Directors, subject to the approval of the stockholders of the Company. A total of 600,000 shares of common stock may be issued upon the exercise of options granted under the 1998 Plan, which generally vest and become exercisable over four or five years. No options were granted under this plan in 1997.

In 1996, the Company granted non-qualified options to purchase 653,278 and 93,551 at exercise prices of $5.75 and $10.00, respectively, which were deemed fair market value as determined by the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997: risk-free interest rates of 5.9% and 6.4%, respectively, no dividend yield, the volatility factor of the expected market price of the Company's common stock was 0.5 and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                             DECEMBER 31,
                                          1997         1996
-------------------------------------------------------------
Pro forma net loss                      $(3,474)     $(1,086)
-------------------------------------------------------------
Pro forma net loss per share            $ (0.24)     $ (0.10)
-------------------------------------------------------------

Stock option information is as follows:

                                           1997                   1996               1995
--------------------------------------------------------------------------------------------------
                                                 WEIGHTED               WEIGHTED          WEIGHTED
                                                 AVERAGE                AVERAGE           AVERAGE
                                                 EXERCISE               EXERCISE          EXERCISE
                                     OPTIONS      PRICE     OPTIONS      PRICE   OPTIONS   PRICE
--------------------------------------------------------------------------------------------------
Outstanding -- beginning of year    1,666,359     $ 8.86    355,758     $ 0.14   324,629     $0.14
 Granted                            1,124,342       5.87  1,548,329       9.76    31,129      0.14
 Exercised                           (538,630)      4.62   (201,228)      0.14        --        --
 Canceled                            (834,417)     11.18    (36,500)     13.61        --        --
--------------------------------------------------------------------------------------------------
Outstanding--end of year            1,417,654     $ 6.74  1,666,359     $ 8.86   355,758     $0.14
==================================================================================================

The following table summarizes the stock options outstanding and exercisable as of December 31, 1997:

--------------------------------------------
  OPTIONS          OPTIONS       EXERCISE
 EXERCISABLE     OUTSTANDING      PRICE
--------------------------------------------
       --             42,243  $         0.14
    362,224        1,054,378    4.88 -  7.00
    24,691            88,691    9.38 - 12.50
    31,000           232,342  $12.75 - 14.50
--------------------------------------------
    417,915        1,417,654
============================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

There are 91,859 options available for grant at December 31, 1997. There were 683,165 options exercisable at December 31, 1996 at a weighted-average exercise price of $5.65. The weighted-average fair value of options granted during 1996 and 1997 was $4.69 and $3.44, respectively. The weighted-average contractual life of options outstanding at December 31, 1996 and 1997 was 9.2 years.

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

8.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

       Year Ended December 31,
(In thousands)                                                 1997      1996     1995
                                                             --------------------------
Numerator for basic and fully diluted earnings per share:

Net income (loss) available to common shareholder:
Continuing operations                                         $(1,116)  $   599  $2,058
-----------------------------------------------------------   -------   -------  ------
Net income                                                    $(1,116)  $   599  $1,893
-----------------------------------------------------------   -------   -------  ------

Denominator:
Denominator for basic earnings per share -
weighted average shares                                        14,007     8,352   3,336
-----------------------------------------------------------   -------   -------  ------

Effect of dilutive securities:
Employee stock options                                            352       238     352
Conversion of preferred stock                                     ---     2,294   5,004
                                                              -------   -------  ------
Dilutive potential common shares                                  352     2,532   5,356
-----------------------------------------------------------   -------   -------  ------
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed
conversion                                                     14,359    10,884   8,692
-----------------------------------------------------------   -------   -------  ------

Basic net income (loss) available to common
shareholder per common share:
Continuing operations                                         $ (0.08)  $  0.02  $ 0.62
-----------------------------------------------------------   -------   -------  ------
Net income (loss)                                             $ (0.08)  $  0.02  $ 0.57
-----------------------------------------------------------   -------   -------  ------

Diluted net income (loss) available to common
shareholder per common share:
Continuing operations                                         $ (0.08)     0.01    0.24
-----------------------------------------------------------   -------   -------  ------
Net income (loss)                                               (0.08)     0.01    0.22
-----------------------------------------------------------   -------   -------  ------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Options to purchase 248,342 shares of common stock greater than $10.30 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price for the common shares and therefore the effect would be antidilutive.


9.  COMMITMENTS

The Company entered into a capital lease for $1.5 million in 1996 which was fully repaid in 1996 and entered into a capital lease for $3.2 million in 1997. The accumulated amortization of the assets under capital lease was $271,000 at December 31, 1997. The Company also has non-cancelable operating lease commitments for office space. Rent expense approximated $443,000 in 1995, $881,000 in 1996 and $1.2 million in 1997. Future minimum payments under non-cancelable capital leases and operating leases as of December 1997, are as follows (in thousands):

                             Capital  Operating
Year ending December 31,      leases    leases
----------------------------------------------

1998                           $1,318   $1,246
1999                            1,145    1,136
2000                              562      778
2001                               --      198
2002                               --       38
----------------------------------------------
Total minimum
 lease payments                $3,025   $3,396
                               ======   ======
Amounts representing
 interest                         300
                               ------
Present value of net
 minimum payments               2,725
Current portion                 1,127
                               ------
                               $1,598
                               ======

10. RELATED-PARTY TRANSACTIONS

Pursuant to a management agreement, the Company paid annual fees in the amount of $1.0 million in 1995 and $252,000 in 1996 to a management company affiliated with certain shareholders of the Company. These amounts represent the payroll and certain benefit costs of six senior management personnel responsible for the operations of the Company.

The management agreement was terminated in March, 1996 and the employees of the management company became employees of the Company. The management fees previously incurred by the Company under the management agreement closely approximate the actual payroll and related benefits currently being directly incurred by the Company, and the Company believes that these amounts are reasonable and comparable to those that would have been incurred with an unrelated third party. Additionally, the Company leased office space from another company affiliated with certain shareholders of the Company under a leasing arrangement which was terminated in August 1996. The Company recorded rent expense of $68,000 in 1995 and $40,000 in 1996 in connection with this lease. Another company, affiliated with certain shareholders of the Company, received $462,000 in connection with the repurchase of redeemable preferred stock of the affiliated company's investment and its accreted dividends.

               Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Boston Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              Ernst & Young LLP



Boston, Massachusetts
February 6, 1998

                                 EXHIBIT INDEX

EXHIBIT
  NO.             DESCRIPTION
-------           -----------

*3.1           Restated Articles of Organization of the Company, as amended.

*3.3           Amended and Restated By-Laws of the Company.

*10.1          +1994 Stock Option Plan.

*10.2          +1996 Stock Option Plan.

*10.3          +1996 Employee Stock Purchase Plan.

**10.3.1       +Amendment Number 1, dated August 30, 1996, to 1996 Employee
                Stock Purchase Plan

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

*10.8 Service Bureau Agreement dated April 7, 1995 between the Company and ITC.

*10.9 BCG-ITC Strategic Partnership Agreement Addendum Dated March 31, 1996 between the Company and ITC.

*10.10 License Agreement dated April 23, 1996 between the Company and MicroDimensions, Inc.

*10.11 Gateway Service Agreement dated June 5, 1995 between the Company and SNET Diversified Group, Inc.

**10.12 Frontier Service Agreement dated June 6, 1996 between the Company and Frontier Communications of the West, Inc.

*10.15 Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc.

**10.15.1      Commercial Lease dated February 26, 1996 between the Company and
               Cummings Property Management, Inc. (Amendment No. 1).

**10.15.2      Amendment No. 2, dated August 8, 1996, to the commercial lease between the Company and Cummings Property Management, Inc.

**10.15.3      Amendment No. 3, dated February 5, 1997, to the commercial lease between the Company and Cummings Property Management, Inc.

*10.16 Lease dated November 30, 1994, as amended, between the Company and Teachers Realty Corporation.

*10.17 Commercial/Industrial Lease dated September 27, 1995 between the Voice Systems Technology Inc. ("VST") and Schleuter Properties.

*10.22 Agreement dated April 22, 1996 between the Company and MDTelecom, Inc. ("MDT").

**10.23 Memorandum of Understanding dated January 1, 1997 between the Company and Milcon Communications (Hong Kong) Ltd.

*10.24 Subscription and Sale Agreement dated April 23, 1996 between the Company and MDT.

*10.25 Source Code Release Agreement dated April 23, 1996 between the Company and MDT.

*10.26 End-User Purchase and License Agreement between the Company and Teloquent Communications Corporation.

**10.27 Software License and Services Agreement dated October 30, 1996 between the Company and Oracle Corporation.

**10.28 Software License and Services Agreement dated September 24, 1996 between the Company and Oracle Corporation.

***10.30 Registration Rights Agreement dated February 29, 1996 between the Company and Michael J. Buchel, Zuyus Investment Company, Peter T. Zuyus, Jr., Joseph Giegerich, Terrence G Hare III, J. Michael Looney and John M. Freese, Sr.

***10.31 Amendment, dated December 16, 1996, to the Registration Rights Agreement, dated February 29, 1996.

***10.32 Amendment, dated December 16, 1996, to the Registration Rights Agreement, dated February 29, 1996.

****10.33      Commercial Lease dated April 1, 1997 between the Company
               and Cummings Properties Management, Inc.

#10.34 Master Equipment Lease Agreement between Boston Communications Group, Inc. and Fleet Capital Corp. dated August 20, 1997

#10.35 Distribution Rights Agreement between Voice Systems Technology Inc. d/b/a Boston Communications Group and Motorola dated May 15, 1997

#10.36 Long Distance Service Agreement between Boston Communications Group, Inc. and AT&T Corp. dated July 10, 1997

10.38 Billing and Related Services Agreement between the Company and AT&T Corp. dated October 14, 1997

21             Subsidiaries of the Registrant.

23             Consent of Ernst & Young LLP, Independent Auditors.

27             Financial Data Schedules.



* Incorporated by reference to the Company's Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128)
** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
*** Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
**** Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
# Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997.
+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this Report.

                                                              SCHEDULE II



              BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)



 COL. A                                    COL. B               COL. C             COL. D        COL. E
 -----------                               -------       ----------------------    ------        ------
                                                               ADDITIONS
                                                         ----------------------
                                                                     CHARGED TO
                                                                     ----------
                                           BALANCE AT    CHARGED TO  OTHER
                                           ----------    ----------  -----
                                           BEGINNING OF  COSTS AND   ACCOUNTS      DEDUCTIONS    BALANCE AT
                                           ------------  ---------   --------      -----------   ----------
DESCRIPTION                                PERIOD        EXPENSES    DESCRIBE (1)  DESCRIBE (2)  END OF PERIOD
-----------                                ------------  ---------   ---------     ---------     -------------
Year ended December 31, 1997:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
   and uncollectible accounts                 $1,242            --         $636         $574         $1,304

Year ended December 31, 1996:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for billing adjustments
     and uncollectible accounts                  884            30          896          564          1,242

Year ended December 31, 1995:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
   and uncollectible accounts                    546            --          642          304            884


(1) Billing adjustments recorded as a reduction of revenue.
(2) Settlement of billing adjustments.