Form 10-Q
period 1998-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 1998-05-14
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


     (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998 or

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

 _________________________________________________________________
(Former name, former address, former fiscal year, if changed since last report)

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

As of April 28, 1998 the Company had outstanding 16,313,447 shares of common stock, $.01 par value per share.

                                     INDEX

                                                            PAGE NUMBER

 PART I.   FINANCIAL INFORMATION:

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

           Consolidated Statements of Cash Flows...................5

           Notes to Consolidated Financial Statements..............6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................8

           Certain Factors That May Affect Future Results.........11


 PART II.  OTHER INFORMATION:


 Item 1.   Legal Proceedings.......................................14

 Item 6.   Exhibits and Reports on Form 8-K........................14

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                     DECEMBER 31,  MARCH 31,
                                              1997         1998
                                              ----         ----

Current assets:
Cash and cash equivalents                     $23,601   $19,302
 Short-term investments                        10,103    10,284
 Accounts receivable, net of allowance for
  billing adjustments and doubtful accounts
  of $ 1,304 in 1997 and $1,076 in 1998        12,445    16,387
 Inventory                                      1,550     1,253
 Deferred income taxes                          1,564     1,564
 Prepaid expenses and other assets                630       926
                                              -------   -------
       Total current assets                    49,893    49,716

Property and equipment, net                    38,087    38,362

Goodwill, net                                   4,067     3,915
Other assets                                    1,338     1,227
                                              -------   -------
       Total assets                           $93,385   $93,220
                                              =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                             $ 2,786   $   774
 Accrued expenses                               7,304     9,976
 Income taxes payable                             466       206
 Current maturities of capital                  1,127     1,138
  lease obligations                          --------   -------
       Total current liabilities               11,683    12,094

Capital lease obligations, net of               1,598     1,309
 current maturities
Shareholders' equity:
Preferred Stock, par value $.01 per share,
 2,000,000 shares authorized, 0 shares
 issued and outstanding                             -         -
Common Stock, voting, par value $.01 per share,
 35,000,000 shares authorized, 16,273,947 and
 16,312,347 shares issued in 1997 and 1998,
respectively                                      163       163
Additional paid-in capital                     91,029    91,081
Treasury stock (46,420 shares, acost)            (372)     (372)
Accumulated deficit                           (10,716)  (11,055)
                                             --------   -------
Total shareholders' equity                     80,104    79,817
                                             --------   -------
       Total liabilities and shareholders'   $ 93,385   $93,220
        equity                               ========   ========

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                             1997      1998
                                          ---------  ---------
Revenues:
  Roaming services                         $ 7,012    $ 7,796
  Teleservices                               3,789      4,589
  Prepaid wireless services                    790      2,934
  System sales                               4,028      5,064
                                           -------    -------
                                            15,619     20,383

Expenses:
 Cost of service revenues                    9,419     12,041
 Cost of system revenues                     2,640      2,673
 Engineering, research and development       1,029      1,403
 Sales and marketing                         1,063      1,333
 General and administrative                    649      1,414
 Depreciation and amortization                 890      2,452
                                           -------    -------

Total operating expenses                    15,690     21,316
                                           -------    -------

Operating loss                                 (71)      (933)
Interest income                               (262)      (386)
                                           -------    -------

Income(loss) before income taxes               191       (547)
Provision(benefit) for income taxes             98       (208)
                                           -------    -------

Net income(loss)                           $    93    $  (339)
                                           =======    =======

Net income(loss) per common share            $0.01     $(0.02)
                                           =======    =======

Shares used in computing net income
 (loss) per common share                    12,847     16,255
                                           =======    =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1997        1998
                                                        ----        ----
OPERATING ACTIVITIES
Net income(loss)                                      $    93    $  (339)
Adjustments to reconcile net income(loss) to net
  cash used in operating activities:
     Depreciation and amortization                        890      2,452

Changes in operating assets and liabilities:
     Accounts receivable                               (2,144)    (3,942)
     Inventory                                         (1,622)       297
     Prepaid expenses and other assets                   (250)      (211)
     Accounts payable and accrued expenses                559        660
     Income taxes payable                                  31       (260)
                                                      -------    -------

Net cash used in operations                            (2,443)    (1,343)


INVESTING ACTIVITIES
Purchase of property and equipment                     (3,908)    (2,549)
Sales of short-term investments                         5,766      5,976
Purchases of short-term investments                         -     (6,157)
                                                      -------    -------

Net cash provided by(used in) investing activities      1,858     (2,730)


FINANCING ACTIVITIES
Proceeds from exercise of stock options                    19         52
Payment of capital leases                                   -       (278)
                                                      -------    -------

Net cash provided by(used in) financing activities         19       (226)
                                                      -------    -------

Decrease in cash and cash equivalents                    (566)    (4,299)
Cash and cash equivalents at beginning of period          923     23,601
                                                      -------    -------
Cash and cash equivalents at end of period            $   357    $19,302
                                                      =======    =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for the current year. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's consolidated financial statements.

2. Earnings Per Share

   In accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, the Company is required to calculate basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted earnings per share are the same for the Company for the quarters ended March 31, 1998 and 1997.

3. Inventory

   Inventories consisted of the following at:

                                        December 31,  March 31,
                                            1997        1998
                                        ------------  ---------
                     Purchased parts         $ 1,114     $1,065
                     Work-in-process             112        188
                     Finished goods              309          -
                                              ------     ------
                                             $ 1,550     $1,253
                                              ======     ======

                       BOSTON COMMUNICATIONS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


4. Contingencies

   The Company received a letter from AT&T Wireless Services (AWS) stating that it believes that it is entitled to indemnification from the Company in respect to a certain claim presently pending in a case brought against AWS. The letter asserts that the claim gives rise to an obligation on the part of the Company to indemnify AWS. No legal action has been brought against the Company and no amount of potential damages has been specified. Management believes that the claim is without merit and that the outcome is unlikely to have a material impact on the financial condition of the Company.

5. Subsequent Events

   In May 1998, the Company entered into a strategic alliance with SmarTalk Teleservices, Inc. (SmarTalk) to process prepaid wireless minutes using an integrated service offering. In conjunction with this alliance, the Company granted contingent options to SmarTalk to purchase 500,000 shares of the Company's common stock at $11.50 per share. SmarTalk also granted to the Company the contingent option to purchase 500,000 shares of SmarTalk common stock at $24.44 per share. Each option to purchase shares of common stock shall vest in 10% increments each time 25 million incremental minutes of prepaid wireless time are serviced. Unvested options expire in May, 2005.

   In addition, SmarTalk will purchase equipment from the Company at a price approximately $500,000 below net book value of the equipment. The Company will record a loss upon sale of the equipment of approximately $500,000 during the quarter ended June 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - MARCH 31, 1997 AND 1998
-----------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 30.8% from $15.6 million in the three months ended March 31, 1997 to $20.4 million in the three months ended March 31, 1998.

Roaming service revenues increased 11.4% or $784,000 from the three months ended March 31, 1997 to the same period ended March 31, 1998. The increase was primarily due to a decrease in billing adjustments as a result of enhanced billing and collection methods utilized by the Company and the Company's clearinghouses, and the addition of new billing methods available to users of the roaming services system.

Teleservices revenues increased 21.1% or $800,000 for the three months ended March 31, 1998 compared to the same period in the prior year. The increase resulted primarily from the expansion of services provided to existing customers and the increase in teleservices programs for new and existing carriers utilizing the Company's prepaid wireless services.

Revenues generated from prepaid wireless services increased 271% or $2.1 million for the three months ended March 31, 1998 as compared to the same period in the prior year. The increase was due to the increase in the number of markets where C2C prepaid services were commercially available and a corresponding increase in usage in those markets. As of March 31, 1998, there were 55 C2C nodes deployed in various markets throughout North America, compared to 25 as of March 31, 1997. These nodes were processing calls for approximately 378,000 C2C subscribers as of March 31, 1998.

System sales increased 27.5% or $1.1 million from the three month period ended March 31, 1997 to the same period ended March 31, 1998. The increase resulted primarily from the sale of systems to a wireless carrier who is implementing prepaid wireless systems throughout South America.

Cost of service revenues
------------------------

Cost of service revenues consist primarily of wireless network and landline transmission costs in addition to the personnel costs associated with operator assisted roaming service calls, teleservice calls and C2C operations. Cost of service revenues decreased from 81.0% of service revenues for the three months ended March 31, 1997 to 78.4% of service revenues for the three months ended March 31, 1998. The decrease in cost of service revenues as a percentage of service revenues was primarily due to significant increases in revenue generated by C2C to better absorb its operating costs and, to a lesser extent, increased usage of the roaming services automated call completion system which resulted in labor efficiencies.

Cost of system revenues
-----------------------

Cost of system revenues represents the cost of prepaid and voice systems sold by the Company's Systems Division. Cost of system revenues decreased from 65.0% of system revenues for the three months ended March 31, 1997 to 52.9% of system revenues for the three months ended March 31, 1998. The cost of system revenues for the quarter ended March 31, 1997 yielded a lower margin since a significant portion of system revenues for the quarter ended March 31, 1997 resulted from the expansion of an international prepaid system to an existing carrier customer.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - MARCH 31, 1997 AND 1998 (CONTINUED)
-----------------------------------------------------------

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services and systems. Engineering, research and development expenses increased $374,000 or 36.3% from the three months ended March 31, 1997 to the three months ended March 31, 1998. The increase was principally due to the costs, including recruiting fees and other personnel costs, associated with the Company's hiring of new personnel to support ongoing development and enhancements, implementation and deployment of the C2C Network.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales force and product management salaries, commissions, travel expenses, in addition to the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased $270,000 or 25.4% from the three months ended March 31, 1997 to the three months ended March 31, 1998. The increase in sales and marketing expenses was primarily due to additional personnel, recruiting, commissions and other personnel costs to support sales and marketing efforts in the prepaid wireless service business. The Company expects to increase expenditures for sales, marketing and product management in the future.

General and administrative expenses
-----------------------------------

General and administrative expenses include salaries and benefits and other expenses that provide administrative support to the Company. General and administrative expenses increased $765,000 or 118% from the three months ended March 31, 1997 to the three months ended March 31, 1998. The increase resulted principally from the addition of staff to support the Company's growth and the organization of the Company into its four operating divisions. As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from marketing and engineering to general management and oversight of the divisions.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses include depreciation of telecommunications systems, furniture and equipment, leasehold improvements and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill is being amortized over eight years. Depreciation and amortization expenses increased $1.6 million or 176% for the three month period ended March 31, 1998 compared to the same period in the prior year. The increase was due primarily to the depreciation of additional technical equipment and software to support the expansion and continuing development of the Company's prepaid wireless network. Depreciation and amortization expenses are expected to continue to increase in 1998 due to increased capital expenditures for telecommunications systems to support the continued expansion and enhancement of the C2C Network.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - MARCH 31, 1997 AND 1998 (CONTINUED)
-----------------------------------------------------------

Interest income
---------------

Interest income increased $124,000 for the three months ended March 31, 1998 as compared to the same period in the prior year. Interest income was earned from investments of the proceeds of the Company's public offerings. The increase in the quarter ended March 31, 1998 was due to higher cash and investment balances than in the prior year.

Provision (benefit) for income taxes
------------------------------------

The Company's effective income tax benefit was 38% for the three months ended March 31, 1998 compared to an annual effective tax benefit of 14% for the year ended December 31, 1997. The increase in the effective income tax benefit was due to the reduced impact of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998 the Company had cash, cash equivalents and short term investments of $29.6 million as compared to $33.7 million at December 31, 1997. Net cash used in operating activities for the three months ended March 31, 1998 was $1.3 million and resulted from an increase of accounts receivable, offset by an increase in depreciation. Accounts receivable increased $3.9 million primarily due to systems sales in the latter part of the first quarter of 1998. This increase was offset by depreciation and amortization expense of $2.5 million resulting from greater capital investment made in the Company's C2C network.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 1998 and consisted primarily of the purchase of telecommunications systems equipment and software to support the expansion of the Company's C2C network. The Company anticipates that over the next 12 months significant capital investments will continue to be made to support service enhancements and additional nodes to support the C2C network.

Net cash used in financing activities for the three months ended March 31, 1998 was $226,000 and consisted principally of capital lease payments.

The Company believes that existing cash balances and funds anticipated to be generated from operations will be sufficient to finance the Company's operations and the expansion of the C2C Network for at least the next 12 months.

The Company has begun to review its computer systems for Year 2000 compliance and has designed a plan to test whether their systems will conform to Year 2000 requirements. The Company is expensing all costs associated with these system changes and does not anticipate that these costs will have a material impact on its financial position or results of operations. Although management does not expect Year 2000 issues to have a material impact on its business or results of operations, there can be no assurance that there will not be interruptions or other limitations of system functionality.

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


This Quarterly Report contains forward-looking statements that involve risks and uncertainties including statements regarding costs of deploying and supporting the C2C network, increased expenditures for sales and marketing, greater costs of depreciation and amortization. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to support its C2C Network, the ability of the Company's carrier customers to successfully market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of call traffic generated through these customers, the billing options available on the roaming services platform, the services being performed for the teleservice programs and the level of system sales. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced an operating loss in 1997 and the first quarter of 1998, primarily due to expenses associated with the development of its C2C Network. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. In addition, the prepaid wireless and PCS services are relatively new services in new markets, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems that keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of wireless in favor of other services could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings addressing the particular needs of providers of such new services. In addition the development of better fraud controls implemented by the carriers could decrease the demand for the Company's roaming and other services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all.

The Company is currently devoting significant resources toward the enhancement and deployment of its prepaid wireless services and systems, including continued expansion of its C2C Network. There can be no assurance that the Company will successfully support and enhance the C2C Network effectively, that the market for the Company's prepaid wireless services and systems will continue to develop, or that the Company's C2C Network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C2C agreements it has secured with its carrier customers. Because C2C revenues are principally generated by prepaid subscriber minutes of use, the Company's C2C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. In addition, teleservices revenues associated with billing inquiry support for C2C customers are becoming a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C2C subscriber base.

The Company has expanded its operations rapidly, creating significant demands on the Company's administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage growth effectively, ensure the quality of the Company's services and retain key personnel, its business, financial condition and results of operations could be materially and adversely affected.

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

                CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings

          On November 20, 1997, AT&T Wireless Services (AWS) sent a letter to the Company stating that it believes that it is entitled to indemnification from the Company in respect to a certain claim presently pending in a case brought by Ronald A. Katz Technology Licensing, L.P. and MCI Telecommunications Corporation against AT&T Corp. in the United States District Court for the Eastern District of Pennsylvania. The letter asserts that Count 13 of the complaint, which relates in part to prepaid wireless service, gives rise to an obligation on the part of the Company to indemnify AWS with respect to that count. The amount in question is undetermined. The suit against AT&T Corp. was filed on July 8, 1997. The contract between the Company and AWS pursuant to which the Company presently provides prepaid services to AWS, and upon which AWS's claim for indemnification is based, was not executed until October 15, 1997.
          For this and other reasons, the Company believes that the claim is without merit. No legal action has been brought against the Company; however the Company was served on April 2, 1998 with a subpoena seeking a deposition of a Company representative and production of documents.



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



      Boston Communications Group, Inc.
      -------------------------------------
      (Registrant)


      Date: May 8, 1998             By:   /s/ Fritz von Mering
                                          --------------------
                                          Fritz von Mering
                                          Vice President, Finance
                                          and Administration (Principal
                                          Financial and Accounting
                                          Officer and Duly Authorized Officer)

              BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.      Description
-----------      -----------
10.39            Agreement dated March 21, 1997 between the
                 Company and Aspect Telecommunications
                 Corporation.

*10.40 Amendment No. 1, dated January 7,1998 to the service agreement between the Company and Frontier Communications of the West, Inc.

10.41            Agreement dated February 9, 1998 between the
                 Company and the University of Massachusetts at Lowell.

10.42            Employment Letter Agreement dated February 10,
                 1998 between the Company and E.Y. Snowden.

27               Financial Data Schedule


* Confidential treatment requested as to certain portions.