Form 10-Q
period 1998-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 1998-08-13
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


  (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 1998 or

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 Commission file number: 0-28432

                       Boston Communications Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                        04-3026859
  -----------------------------            ------------------
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

      ------------------------------------------------------------------
      (Former name, former address, former fiscal year, if changed since last report)

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

As of July 30, 1998 the Company had outstanding 16,321,497 shares of common stock, $.01 par value per share.

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

          Consolidated Statements of Cash Flows...................5

          Notes to Consolidated Financial Statements..............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................8

          Certain Factors That May Affect Future Results.........11

PART II. OTHER INFORMATION:

Item 1.   Legal Proceedings......................................14
Item 4.   Submission of Matters to a Vote of Security Holders....14
Item 6.   Exhibits and Reports on Form 8-K.......................14

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



ASSETS                                        DECEMBER 31,  JUNE 30,
                                                 1997         1998
                                                 ----         ----

Current assets:
 Cash and cash equivalents                     $ 23,601      $ 22,144
 Short-term investments                          10,103         6,113
 Accounts receivable, net of allowance for
  billing adjustments and doubtful accounts
  of $ 1,304 in 1997 and $1,203 in 1998          12,445        16,069
 Inventory                                        1,550         2,741
 Deferred income taxes                            1,564         1,564
 Prepaid expenses and other assets                  630         1,049
                                               --------      --------
             Total current assets                49,893        49,680

Property and equipment, net                      38,087        37,724

Goodwill, net                                     4,067         3,764
Other assets                                      1,338           281
                                               --------      --------
             Total assets                      $ 93,385      $ 91,449
                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $  2,786      $    863
 Accrued expenses                                 7,304         9,218
 Income taxes payable                               466           206
 Current maturities of capital lease
   obligations                                    1,127         1,149
                                               --------      --------
             Total current liabilities           11,683        11,436

Capital lease obligations, net of current
 maturities                                       1,598         1,014

Shareholders' equity:
Preferred Stock, par value $.01 per share,
 2,000,000 shares authorized, 0 shares issued
 and outstanding                                      -             -
Common Stock, voting, par value $.01 per share,
 35,000,000 shares authorized, 16,273,947 and
 16,317,047 shares issued in 1997 and 1998,
 respectively                                       163           163
Additional paid-in capital                       91,029        91,103
Treasury stock (46,420 shares, at cost)            (372)         (372)
Accumulated deficit                             (10,716)      (11,895)
                                               --------      --------
Total shareholders' equity                       80,104        78,999
                                               --------      --------
             Total liabilities and
             shareholders' equity              $ 93,385      $ 91,449
                                               ========      ========


                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                              1997       1998             1997      1998
                                            ---------  ---------        --------   --------

Revenues:
  Roaming services                           $ 8,048    $ 7,059            $15,060   $14,855
   Teleservices                                4,375      6,226              8,164    10,815
   Prepaid wireless services                   1,513      4,043              2,303     6,977
   System sales                                2,417      3,932              6,445     8,996
                                             -------    -------            -------   -------
                                              16,353     21,260             31,972    41,643

Expenses:
   Cost of service revenues                   10,882     12,899             20,301    24,940
   Cost of system revenues                     1,095      2,180              3,735     4,853
   Engineering, research and development       1,168      1,176              2,197     2,579
   Sales and marketing                         1,230      1,308              2,293     2,643
   General and administrative                    824      1,469              1,473     2,883
   Depreciation and amortization               1,203      2,695              2,093     5,146
   Impairment of long-lived assets                 -        698                  -       698
                                             -------    -------            -------   -------

Total operating expenses                      16,402     22,425             32,092    43,742
                                             -------    -------            -------   -------

Operating loss                                   (49)    (1,165)              (120)   (2,099)
Interest income                                  135        326                397       712
                                             -------    -------            -------   -------

Income(loss) before income taxes                  86       (839)               277    (1,387)
Provision(benefit) for income taxes               43          -                141      (208)
                                             -------    -------            -------   -------

Net income(loss)                             $    43    $  (839)           $   136   $(1,179)
                                             =======    =======            =======   =======

Basic and diluted net income (loss)
 per common share                            $  0.00    $ (0.05)           $  0.01   $ (0.07)
                                             =======    =======            =======   =======

Shares used in computing basic and
 diluted net income (loss) per
 common share                                 13,261     16,269             13,055    16,262
                                             =======    =======            =======   =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                        1997        1998
                                                        ----        ----
OPERATING ACTIVITIES

Net income(loss)                                       $    136    $(1,179)
Adjustments to reconcile net income(loss) to net
  cash used in operating activities:
     Depreciation and amortization                        2,092      5,146
     Impairment of long-lived assets                          -        698
Changes in operating assets and liabilities:
     Accounts receivable                                 (3,999)    (3,624)
     Inventory                                           (1,245)    (1,191)
     Prepaid expenses and other assets                     (566)      (147)
     Accounts payable and accrued expenses                1,471         (9)
     Income taxes payable                                    63       (260)
                                                       --------    -------

Net cash used in operations                              (2,048)      (566)


INVESTING ACTIVITIES
Purchases of property and equipment                     (16,327)    (4,393)
Sales of short-term investments                          17,536     12,119
Purchases of short-term investments                           -     (8,129)
                                                       --------    -------

Net cash provided by (used in) investing activities       1,209       (403)


FINANCING ACTIVITIES
Proceeds from exercise of stock options                     753         74
Repayment of capital leases                                   -       (562)
                                                       --------    -------

Net cash provided by(used in) financing activities          753       (488)
                                                       --------    -------

Decrease in cash and cash equivalents                       (86)    (1,457)
Cash and cash equivalents at beginning of period            923     23,601
                                                       --------    -------
Cash and cash equivalents at end of period             $    837    $22,144
                                                       ========    =======


                       BOSTON COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature with the exception of the write down of assets no longer being used in the business. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

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


2. Earnings Per Share

   In accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, the Company is required to calculate basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted earnings per share are the same for the Company for the three month and six month periods ended June 30, 1998 and 1997.

3. Inventory

   Inventories consisted of the following at:

                                 December 31,  June 30,
                                    1997         1998
                                    ----         ----
              Purchased parts      $1,114        $2,349
              Work-in-process         127           320
              Finished goods          309            72
                                   ------        ------
                                   $1,550        $2,741
                                   ======        ======

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

5. Property and Equipment

   In accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews its long-lived assets for the impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. During the quarter ended June 30, 1998, the Company recorded an additional impairment loss of $698,000 for equipment which had already been removed from operations. The Company intends to sell these assets in 1998 and has adjusted the net book value of the equipment to the estimated sales value.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - JUNE 30, 1997 AND 1998
----------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 29.9% from $16.4 million in the three months ended June 30, 1997 to $21.3 million in the three months ended June 30, 1998 and increased 30.0% from $32.0 million in the six months ended June 30, 1997 to $41.6 million in the six months ended June 30, 1998.

Roaming service revenues decreased 12.3% or $989,000 from the three months ended June 30, 1997 compared to the same period ended June 30, 1998 and 1.4% or $205,000 from the six month period ended June 30, 1997 compared to 1998. The decrease in roaming service revenues reflects the suspension of the AT&T calling card as a billing option until AT&T completes an upgrade of their system to make it more compatible with the Company's system. The decrease also resulted from the stabilization in the automatic roaming agreements between carriers versus prior periods in which revenues were enhanced by the temporary suspension of certain agreements.

Teleservice revenues increased 40.9% or $1.8 million and 31.7% or $2.6 million, respectively, for the three month and six month periods ended June 30, 1998 compared to the same periods in the prior year. The increases resulted primarily from the increases in volume and service offerings for existing carriers in addition to new teleservices programs to support carriers utilizing the Company's prepaid wireless services.

Revenues generated from prepaid wireless services (C2C) increased 167% or $2.5 million and 204% or $4.7 million, respectively for the three and six month periods ended June 30, 1998 as compared to the same periods in the prior year. The increases were due to the increase in the number of markets where C2C prepaid services were commercially available, and an increase in subscribers and usage in existing markets. As of June 30, 1998, 56 C2C network switches were deployed in various markets throughout North America compared to 33 as of June 30, 1997. These switches were processing calls for approximately 487,000 C2C subscribers as of June 30, 1998 compared to 139,000 subscribers as of June 30, 1997.

System sales increased 62.5% or $1.5 million from the three month period ended June 30, 1997 to the same period ended June 30, 1998 and increased 40.6% or $2.6 million from the six month period ended June 30, 1997 to the same period ended June 30, 1998. The increases resulted primarily from the sale of systems to continue the expansion of prepaid wireless systems throughout South America.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - JUNE 30, 1997 AND 1998 (CONTINUED)
----------------------------------------------------------

Cost of service revenues
------------------------

Cost of service revenues consist primarily of wireless network and landline transmission costs in addition to the personnel costs associated with operator assisted roaming service calls, teleservice calls and C2C operations. Cost of service revenues decreased from 78.4% of service revenues for the three months ended June 30, 1997 to 74.6% of service revenues for the three months ended June 30, 1998. Cost of service revenues decreased from 79.6% of service revenues for the six months ended June 30, 1997 to 76.4% of service revenues for the six months ended June 30, 1998. The decreases in cost of service revenues as a percentage of service revenues were primarily due to significant increases in revenues generated by C2C, which better absorbed its operating costs. The cost of services revenues as a percentage of service revenues is expected to continue to decrease as usage on the C2C network increases.

Cost of system revenues
-----------------------

Cost of system revenues represents the cost of prepaid and voice systems sold by the Company's systems division. Cost of system revenues increased from 45.8% of system revenues for the three months ended June 30, 1997 to 56.4% of system revenues for the three months ended June 30, 1998. The higher margin in the three months ended June 30, 1997 resulted from an international system sale which yielded a favorable gross margin. Cost of system revenues decreased from 57.8% of system revenues for the six months ended June 30, 1997 to 54.4% of system revenues for the six months ended June 30, 1998. This decrease in cost of system revenues as a percentage of system revenues resulted from the expansion of systems in Mexico in early 1997 at lower margins. System sales margins can vary from period to period based on the size, type and installation requirements of the systems sold.

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services and systems. Engineering, research and development expenses remained relatively constant for the three month periods ended June 30, 1997 and 1998 and increased $382,000 or 17.4% from the six months ended June 30, 1997 to the six months ended June 30, 1998. The increase was principally due to the costs, including recruiting fees and other personnel costs, associated with the Company's hiring of new personnel to support ongoing development and enhancements, implementation and deployment of the C2C Network. Engineering, research and development expenses are expected to decrease in proportion to revenues as more engineers devote time to maintaining the existing C2C infrastructure.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales force and product management salaries, commissions, travel expenses, in addition to the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased $78,000 or 6.3% from the three months ended June 30, 1997 to the three months ended June 30, 1998 and increased $350,000 or 15.3% from the six months ended June 30, 1997 to the six months ended June 30, 1998. The increases in sales and marketing expenses were primarily due to additional salaries, commissions, benefits and other expenditures to augment the growth of the prepaid wireless service and teleservice businesses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - JUNE 30, 1997 AND 1998 (CONTINUED)
----------------------------------------------------------

General and administrative expenses
-----------------------------------

General and administrative expenses include salaries, benefits and other expenses that provide administrative support to the Company. General and administrative expenses increased $645,000 or 78.3% from the three months ended June 30, 1997 to the three months ended June 30, 1998. For the six months ended June 30, 1998, general and administrative expenses increased $1.4 million or 93.3% from the same period in the prior year. The increases resulted principally from the addition of staff to support the Company's growth and the organization of the Company into its four operating divisions.

As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from marketing and engineering to general management and oversight of the divisions.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses include depreciation of telecommunications systems, furniture and equipment, leasehold improvements and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill is being amortized over eight years. Depreciation and amortization expenses increased $1.5 million or 125% and $3.0 million or 143%, respectively, during the three and six-month periods ended June 30, 1998 compared to the same periods in the prior year. The increases were due primarily to depreciation of additional technical equipment and software to support the expansion and continuing development of the Company's prepaid wireless network. Depreciation and amortization expenses are expected to continue to increase in 1998 due to increased capital expenditures for telecommunications systems to support the continued expansion and enhancement of the C2C Network along with increased capital expenditures for a leased call center facility in Florida to support expansion of the teleservices division.

Impairment of Long Lived Assets
-------------------------------

During the quarter ended June 30, 1998, the Company recorded a pre-tax charge of $698,000 for an additional impairment loss on equipment which had already been removed from operations.

Interest income, net
--------------------

Interest income increased $191,000 and $315,000, respectively, for the three and six-month periods ended June 30, 1998 as compared to the same periods in the prior year. Interest income was earned on the investment of proceeds from the Company's public offerings. The increases in interest income resulted from higher cash and investment balances than in the prior year partially attributable to greater cash generated from operating income in the three months ended June 30, 1998.

Provision for income taxes
--------------------------

The Company's effective income tax benefit for the three and six-month periods ended June 30, 1998 was 0% and 15%, respectively. As a result of non-deductible goodwill amortization, the income tax rate may be significantly higher than statutory income tax rates in the foreseeable future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - JUNE 30, 1997 AND 1998 (CONTINUED)
----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998 the Company had cash, cash equivalents and short-term investments of $28.3 million as compared to $33.7 million at December 31, 1997. Net cash used in operating activities for the six months ended June 30, 1998 was $566,000 and resulted from an increase in accounts receivable and inventory offset by increased depreciation expense. Accounts receivable increased $3.6 million primarily due to increased revenues from prepaid wireless services, teleservices and systems and, to a lesser extent, extended payment terms granted for two large system sales in 1998. Inventory balances increased in order to meet customer demand for the Company's systems. These increases were offset by depreciation and amortization expense of $5.1 million resulting from greater capital investment made in the Company's C2C network.

Net cash used in investing activities was $403,000 for the six months ended June 30, 1998. Purchases of telecommunications systems equipment and software of $4.4 million were made primarily to support the expansion of the Company's C2C network. These purchases were offset by net proceeds of $4.0 million from sales of short-term investments. The Company anticipates that over the next 12 months, additional capital investments will continue to be made to support service enhancements and additional switches to support the C2C network.

Net cash used in financing activities for the six months ended June 30, 1998 was $488,000 and consisted principally of capital lease payments.

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

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


This Quarterly Report contains forward-looking statements that involve risks and uncertainties including statements regarding costs of deploying and supporting the C2C network, decreases in cost of service revenues as a percentage of service revenues, varying margins on system sales, greater costs of depreciation and amortization and income tax rates significantly higher than statutory income tax rates. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to support its C2C Network, the ability of the Company's carrier customers to successfully market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

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

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced an operating loss in 1997 and the first two quarters of 1998, primarily due to expenses associated with the development of its C2C Network. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

The Company is currently devoting significant resources toward the enhancement and deployment of its prepaid wireless services and systems, including continued expansion of its C2C Network. There can be no assurance that the Company will successfully support and enhance the C2C Network effectively, that the market for the Company's prepaid wireless services and systems will continue to develop, or that the Company's C2C Network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C2C agreements it has secured with its carrier customers. Because C2C revenues are principally generated by prepaid subscriber minutes of use, the Company's C2C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. In addition, teleservices revenues associated with billing inquiry support for C2C customers have become a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C2C subscriber base.

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



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          On November 20, 1997, AT&T Wireless Services (AWS) sent a letter to the Company stating that it believes that it is entitled to indemnification from the Company in respect to a certain claim presently pending in a case brought by Ronald A. Katz Technology Licensing, L.P. and MCI Telecommunications Corporation against AT&T Corp. in the United States District Court for the Eastern District of Pennsylvania. The letter asserts that Count 13 of the complaint, which relates in part to prepaid wireless service, gives rise to an obligation on the part of the Company to indemnify AWS with respect to that count. The amount in question is undetermined. The suit against AT&T Corp. was filed on July 8, 1997. The contract between the Company and AWS pursuant to which the Company presently provides prepaid services to AWS, and upon which AWS's claim for indemnification is based, was not executed until October 15, 1997. For this and other reasons, the Company believes that the claim is without merit. No legal action has been brought against the Company; however the Company was served on April 2, 1998 with a subpoena seeking a deposition of a Company representative and production of documents. The Company filed a response and objections to the subpoena in May and is in the process of producing documents in connection with the response.

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held the 1998 Annual Meeting of Shareholders (the "Annual Meeting") on May 21, 1998. At the Annual Meeting, the following actions were taken:

          1. The shareholders elected Jerrold D. Adams, Paul R. Gudonis, and Frederic E. von Mering as Class II Directors of the Company to serve 3 year terms. The table below outlines the voting results:

                                           Number of Shares/Votes
                                           ----------------------
                                            For                Against
                                            ---                -------

             Jerrold D. Adams            14,781,084            146,890
             Paul R. Gudonis             14,780,984            146,990
             Frederick E. von Mering     14,754,345            173,629

          2. The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 14,884,175 shares of Common Stock for, 13,315 shares of Common Stock against and 30,484 shares of Common Stock abstained.

          3. The shareholders ratified and approved the adoption of the Company's 1998 Stock Incentive Plan by a vote of 13,005,692 shares of Common Stock for, 1,846,894 shares of Common Stock against and 75,388 shares of Common Stock abstained.


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



   Boston Communications Group, Inc.
   -------------------------------------
   (Registrant)


   Date: August 13, 1998                  By:   /s/ Fritz von Mering
                                                --------------------
                                                Fritz von Mering
                                                Vice President, Finance
                                                and Administration (Principal
                                                Financial and Accounting
                                                Officer and Duly Authorized
                                                Officer)

              BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
-----------    -----------

*10.43         Agreement dated May 15, 1998 between the
               Company and ICT Group, Inc.

*10.44         Agreement dated May 4, 1998 between the
               Company and Smartalk Teleservices, Inc.

27             Financial Data Schedule

* Confidential treatment requested as to certain portions