Form 10-Q
period 1998-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 1998-11-13
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q


 (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 1998 or

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

Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 4, 1998 the Company had outstanding 16,271,908 shares of common stock, $.01 par value per share.

                                     INDEX
                                                              PAGE NUMBER

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets........................        3

          Consolidated Statements of Operations..............        4

          Consolidated Statements of Cash Flows..............        5

          Notes to Consolidated Financial Statements.........        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................        7

          Certain Factors That May Affect Future Results.....       12


PART II.  OTHER INFORMATION:


Item 1.   Legal Proceedings..................................       14
Item 5.   Stockholder Proposals..............................       14
Item 6.   Exhibits and Reports on Form 8-K...................       14

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                              December 31,   September 30,
                                                                                  1997            1998
                                                                              -------------  --------------
ASSETS

Current assets:

Cash and cash equivalents                                                         $ 23,601        $ 20,858
Short-term investments                                                              10,103           4,178
Accounts receivable, net of allowance for billing adjustments and doubtful
 accounts of $1,304 in 1997 and $1,289 in 1998                                      12,445          19,929
Inventory                                                                            1,550           3,595
Deferred income taxes                                                                1,564           1,564
Prepaid expenses and other assets                                                      630           1,030
                                                                                  --------        --------
     Total current assets                                                           49,893          51,154

Property and equipment, net                                                         38,087          37,622

Goodwill, net                                                                        4,067           3,612
Other assets                                                                         1,338             279
                                                                                  --------        --------
     Total assets                                                                 $ 93,385        $ 92,667
                                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                                                $  2,786        $    963
  Accrued expenses                                                                   7,304          10,729
  Income taxes payable                                                                 466             456
  Current maturities of capital lease obligations                                    1,127           1,109
                                                                                  --------        --------
     Total current liabilities                                                      11,683          13,257

Capital lease obligations, net of current maturities                                 1,598             772

Shareholders' equity:
Preferred Stock, par value $.01 per share, 2,000,000
   Shares authorized, 0 share issued and outstanding                                     -               -
Common Stock, voting, par value $.01 per share,                                        163             163
  35,000,000 shares authorized, 16,273,947 and
  16,343,328 shares issued in 1997 and 1998 respectively
Additional paid-in capital                                                          91,029          91,184
Treasury stock (46,420 and 101,420 shares in 1997 and                                 (372)           (673)
  1998 respectively, at cost)
Accumulated deficit                                                                (10,716)        (12,036)
                                                                                  --------        --------
Total shareholders' equity                                                          80,104          78,638
                                                                                  --------        --------
     Total liabilities and shareholders' equity                                   $ 93,385        $ 92,667
                                                                                  ========        ========

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                        Three months ended    Nine months ended
                                                          September 30,         September 30,
                                                         1997       1998       1997      1998
                                                       ---------  ---------  --------  ---------
Revenues:
 Roaming services                                       $ 9,241    $ 7,097   $24,301    $21,952
 Teleservices                                             4,369      7,514    12,534     18,329
 Prepaid wireless services                                2,571      5,010     4,874     11,987
 System sales                                             1,852      3,197     8,296     12,193
                                                        -------    -------   -------    -------
                                                         18,033     22,818    50,005     64,461

Expenses:
 Cost of service revenues                                11,954     13,684    32,255     38,624
 Cost of system revenues                                    814      2,105     4,549      6,958
 Engineering, research and development                    1,593      1,426     3,790      4,005
 Sales and marketing                                      1,358      1,387     3,651      4,030
 General and administrative                                 833      1,572     2,306      4,455
 Depreciation and amortization                            1,534      2,908     3,627      8,054
 Impairment of long-lived assets                             -          -         -        698
                                                        -------    -------   -------    -------

Total operating expenses                                 18,086     23,082    50,178     66,824
                                                        -------    -------   -------    -------

Operating loss                                              (53)      (264)     (173)    (2,363)
Interest income                                             254        331       651      1,043
                                                        -------    -------   -------    -------

Income(loss) before income taxes                            201         67       478     (1,320)
Provision for income taxes                                  100        208       241          -
                                                        -------    -------   -------    -------

Net income(loss)                                        $   101    $  (141)  $   237    $(1,320)
                                                        =======    =======   =======    =======

Net income(loss) per common share                       $  0.01    $ (0.01)  $  0.02    $ (0.08)
                                                        =======    =======   =======    =======

Shares used in computing net income                      15,148     16,277    13,752     16,267
  (loss) per common share                               =======    =======   =======    =======


                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                        Nine months ended
                                                                          September 30,
                                                                         1997       1998
                                                                       ---------  --------
OPERATING ACTIVITIES
Net income(loss)                                                       $    237   $(1,320)
Adjustments to reconcile net income(loss) to net
  cash used in operating activities:
   Depreciation and amortization                                          3,626     8,054
   Impairment of long-lived assets                                            -       698
   Changes in operating assets and liabilities:
   Accounts receivable                                                   (3,983)   (7,484)
   Inventory                                                             (1,159)   (2,045)
   Prepaid expenses and other assets                                       (724)     (129)
   Accounts payable and accrued expenses                                  1,198     1,602
   Income taxes payable                                                     154       (10)
                                                                       --------   -------

Net cash used in operations                                                (651)     (634)


INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                            (1,398)        -
Purchases of property and equipment                                     (23,056)   (7,044)
Sales of short-term investments                                          20,817    15,113
Purchases of short-term investments                                      (5,387)   (9,188)
                                                                       --------   -------

Net cash used in investing activities                                    (9,024)   (1,119)


FINANCING ACTIVITIES
Proceeds from exercise of stock options                                   2,227       155
Proceeds from issuance of common stock                                   35,792         -
Purchase of treasury stock                                                    -      (301)
Repayment of capital leases                                                (168)     (844)
                                                                       --------   -------

Net cash provided by(used in) financing activities                       37,851      (990)
                                                                       --------   -------

Increase(decrease) in cash and cash equivalents                          28,176    (2,743)
Cash and cash equivalents at beginning of period                            923    23,601
                                                                       --------   -------
Cash and cash equivalents at end of period                             $ 29,099   $20,858
                                                                       ========   =======

Supplemental disclosure of non-cash transactions:
Capital lease obligations                                              $  3,182
                                                                       ========

                       BOSTON COMMUNICATIONS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature with the exception of the write down of assets no longer being used in the business. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

2.   Earnings Per Share

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share, the Company is required to calculate basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted earnings per share are the same for the Company for the three-month and nine month periods ended September 30, 1998 and 1997.

3.   Inventory

     Inventories consisted of the following at (in thousands):

                         December 31,          September 30,
                             1997                  1998
                         -----------           ------------
Purchased parts             $1,114                 $3,283
Work-in-process                127                    312
Finished goods                 309                      -
                            ------                 ------
                            $1,550                 $3,595
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SEPTEMBER 30, 1997 AND 1998
---------------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 26.7% from $18.0 million for the three months ended September 30, 1997 to $22.8 million for the three months ended September 30, 1998 and increased 29.0% from $50.0 million for the nine months ended September 30, 1997 to $64.5 million for the nine months ended September 30, 1998.

Roaming service revenues decreased 22.8% or $2.1 million from the three months ended September 30, 1997 compared to the same period ended September 30, 1998 and 9.5% or $2.3 million from the nine month period ended September 30, 1997 compared to the same period in 1998. The decrease in roaming service revenues reflects the suspension for the foreseeable future of the AT&T calling card as a billing option and the stabilization in the automatic roaming agreements between carriers versus prior periods in which revenues were enhanced by the temporary suspension of certain agreements.

Teleservice revenues increased 70.5% or $3.1 million and 46.4% or $5.8 million, respectively, for the three-month and nine month periods ended September 30, 1998 compared to the same periods in the prior year. The increases resulted primarily from the increases in volume and service offerings for existing carriers in addition to new teleservices programs to support carriers utilizing the Company's prepaid wireless services.

Revenues generated from prepaid wireless services (C2C) increased 92.3% or $2.4 million and 145% or $7.1 million, respectively for the three and nine month periods ended September 30, 1998 as compared to the same periods in the prior year. The increases were due to the increase in the number of markets where C2C prepaid services were commercially available, and an increase in subscribers and usage in existing markets. As of September 30, 1998, fifty-six C2C network switches were deployed in various markets throughout North America compared to forty-six as of September 30, 1997. These switches were processing calls for approximately 623,000 C2C subscribers as of September 30, 1998 compared to 197,000 subscribers as of September 30, 1997.

System sales increased 68.4% or $1.3 million from the three-month period ended September 30, 1997 to the same period ended September 30, 1998 and increased 47.0% or $3.9 million from the nine-month period ended September 30, 1997 to the same period ended September 30, 1998. The increases resulted primarily from the sale of systems to continue the expansion of prepaid wireless systems throughout South America.

Cost of service revenues
------------------------

Cost of service revenues consist primarily of wireless network and landline transmission costs in addition to the personnel costs associated with operator assisted roaming service calls, teleservice calls and C2C operations. Cost of service revenues decreased from 74.1% of service revenues for the three months ended September 30, 1997 to 69.9% of service revenues for the three months ended September 30, 1998. Cost of service revenues decreased from 77.5% of service revenues for the nine months ended September 30, 1997 to 73.8% of service revenues for the nine months ended September 30, 1998. The decreases in cost of service revenues as a percentage of service revenues were primarily due to significant increases in revenues generated by C2C, which better absorbed its operating costs. In addition, cost reductions were realized from lower telecommunications costs due to the negotiation of lower rates and improved call flow efficiencies. The cost of service revenues as a percentage of service revenues is expected to continue to decrease as usage on the C2C network increases.

Cost of system revenues
-----------------------

Cost of system revenues represents the cost of prepaid and voice systems sold by the Company's systems division. Cost of system revenues increased from 44.0% of system revenues for the three months ended September 30, 1997 to 65.6% of system revenues for the three months ended September 30, 1998. Cost of system revenues increased from 54.2% of system revenues for the nine months ended September 30, 1997 to 57.4% of system revenues for the nine months ended September 30, 1998. Significant increases in licensing costs for certain systems that had not been reflected in sales prices were absorbed during the three-month period ended September 30, 1998. These additional costs yielded an increase in cost of system revenues as a percentage of system revenues for the three and nine-month periods ended September 30, 1998. The Company intends to reflect these particular costs in systems sales prices in future periods. System sale margins can vary from period to period based on the size, type and installation requirements of the system sold.

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services and systems. Engineering, research and development expenses decreased $167,000 or 10.5% from the three-month period ended September 30, 1997 to the same period in 1998. The decrease in expenses resulted from engineers devoting more time to support the existing C2C infrastructure rather than developing and building out the infrastructure as they had in the prior year. Engineering, research and development expenses increased $215,000 or 5.7% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. The increase was principally due to the costs, including recruiting fees and other personnel costs, associated with the Company's hiring of new personnel to support ongoing development and enhancements, implementation and deployment of the C2C Network. Engineering, research and development expenses are expected to decrease in proportion to revenues as more engineers devote time to maintaining the existing C2C infrastructure.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales force and product management salaries, commissions, travel expenses, in addition to the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses increased $29,000 or 2.1% from the three months ended September 30, 1997 to the three months ended September 30, 1998 and increased $379,000 or 10.4% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. The increases in sales and marketing expenses were primarily due to additional salaries, commissions, benefits and other expenditures to augment the growth of the prepaid wireless service and teleservice businesses.

General and administrative expenses
-----------------------------------

General and administrative expenses include salaries, benefits and other expenses that provide administrative support to the Company. General and administrative expenses increased $739,000 or 88.7% from the three months ended September 30, 1997 to the three months ended September 30, 1998. For the nine months ended September 30, 1998, general and administrative expenses increased $2.2 million or 95.7% from the same period in the prior year. The increases resulted principally from the addition of staff to support the Company's growth and the organization of the Company into its four operating divisions. As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from marketing and engineering to general management and oversight of the divisions.

Depreciation and amortization expenses
--------------------------------------

Depreciation and amortization expenses include depreciation of telecommunications systems, furniture and equipment, leasehold improvements and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill is being amortized over eight years. Depreciation and amortization expenses increased $1.4 million or 93.3% and $4.5 million or 125%, respectively, during the three and nine-month periods ended September 30, 1998 compared to the same periods in the prior year. The increases were due primarily to depreciation of additional technical equipment and software to support the expansion and continuing development of the Company's prepaid wireless network. Depreciation and amortization expenses are expected to continue to increase in future periods due to increased capital expenditures for telecommunications systems to support the continued expansion and enhancement of the C2C Network.

Impairment of Long Lived Assets
-------------------------------

During the quarter ended June 30, 1998, the Company recorded a pre-tax charge of $698,000 for an additional impairment loss on equipment that had already been removed from operations. This equipment was sold in September 1998.

Interest income, net
--------------------

Interest income increased $77,000 and $392,000, respectively, for the three and nine-month periods ended September 30, 1998 as compared to the same periods in the prior year. Interest income was earned on the investment of proceeds from the Company's public offerings. The increases in interest income were generated from higher average cash and investment balances than in the prior year.

Provision for income taxes
--------------------------

In the quarter ended September 30, 1998, the Company recorded income tax expense of $208,000 that represents the reversal of the income tax benefit that was recorded in the first quarter of 1998. Accordingly, the Company has not recorded an income tax benefit for any net operating losses generated during 1998. This adjustment represents the Company's best estimate of its effective tax rate including the effect of any valuation allowance necessary for the year ending December 31, 1998. The Company's effective tax rate is negatively impacted by non-deductible goodwill and this is expected to continue in the foreseeable future.


Liquidity and Capital Resources
-------------------------------

At September 30, 1998 the Company had cash, cash equivalents and short-term investments of $25.0 million as compared to $33.7 million at December 31, 1997. Net cash used in operating activities for the nine months ended

September 30, 1998 was $634,000 and resulted from an increase in accounts receivable and inventory offset by increased depreciation expense. Accounts receivable increased $7.5 million primarily due to increased revenues from prepaid wireless services, teleservices and, to a lesser extent, extended payment terms granted for two large system sales in 1998. Inventory balances increased in order to meet customer demand for the Company's systems. These increases were offset by depreciation and amortization expense of $8.1 million primarily resulting from greater capital investment made in the Company's C2C network.

Net cash used in investing activities was $1.1 million for the nine months ended September 30, 1998. Purchases of telecommunications systems equipment and software of $7.0 million were made primarily to support the expansion of the Company's C2C network. These purchases were partially offset by net proceeds of $5.9 million from sales of short-term investments. The Company anticipates that over the next 12 months, capital investments will continue to be made to support service enhancements and additional equipment to support the C2C network.

Net cash used in financing activities for the nine months ended September 30, 1998 was $990,000 and consisted principally of capital lease payments and repurchases of the Company's common stock. On September 1, 1998 the Board of Directors of the Company authorized a program to repurchase up to two million shares of the Company's common stock. As of September 30, 1998, 55,000 shares had been repurchased for an aggregate price of $301,000.

The Company believes that existing cash balances and funds anticipated to be generated from operations will be sufficient to finance the Company's operations and the expansion of the C2C Network for at least the next 12 months.


YEAR 2000
---------

The Company is currently implementing enterprise-wide project and test plans in order that all products, services and support systems can fully process date/time data before, during, and after midnight, December 31, 1999, recognize the year 2000 as a Leap Year and maintain existing interoperability and interfaces with other devices already in use without any modifications or
changes in operations.   The Company is assessing its readiness by:

     1) Conducting comprehensive inventories of all hardware, software, telecommunications providers, and material third party relationships. This stage is nearly complete.

     2) Seeking compliance certification from each vendor through direct communication. BCGI will conduct unit, regression, interoperability, and call flow tests wherever possible. Dedicated resources, including senior level management and paid consultants, manage this comprehensive effort which will continue into 1999.

     3) Implementing test plans that are supported by doctorate level technical consultants and dedicated QA equipment and personnel that are examining multiple static and rollover date scenarios. Testing is projected to be completed by April 30, 1999.

The assessment process follows a method to focus on vendors/products that are most significant to the Company's operations with the intent to maximize the lead time should any issues arise. For any systems that may need replacement, the Company will take the necessary steps to obtain, test and install qualified systems to ensure timely Year 2000 compliance.

In June 1998, the Company completed the re-write, redesign and implementation of its C2C prepaid system. The Company's development team invested nearly a year to produce the necessary changes and included year 2000 compliance as part of this process. Additionally, desktop hardware and software, call distribution systems and customer service handling software are 90% compliant today. Core business teams for all divisions expect to examine all internal and external support systems including facilities, finance and human resource components.
The Company is engaged in a comprehensive on-site physical inventory and upgrade of all of its C2C nodes, of which Year 2000 compliance is a component, that is projected to be completed by December 31, 1998. Any remedial action required as a result of this inventory is expected to be implemented by September 30, 1999.

The Company licenses some of the software used to support the Company's services from only one source and these sources are small corporations. The Company is testing the software of such sources and expects to receive updates from these sources to achieve Year 2000 compliance. In the event that this compliance is not achieved by June 30, 1999, the Company will establish contingency plans to ensure that they will not adversely impact operations.

BCGI has identified 23 UNIX servers that require upgrades; all necessary software has been obtained and the project is expected to be completed by June 30, 1999.

The Company is fully dependent on the services of multiple telecommunications providers. If these providers fail to deliver these services, BCGI would be vulnerable to serious service failures and be exposed to liability to customers
and third parties, including the potential for significant lost revenue.   BCGI
is communicating with all providers in order to assess this risk. Additionally, the Company will evaluate contingency options in the event of a failure by such providers.

The Company has not currently developed any contingency plans for their services. In the event that tests reveal failures that cannot be remedied within the Company's timetable for compliance, contingency plans will be established.

The Company has spent significant amounts in research and development of its C2C prepaid service system to ensure its compliance for Year 2000. In addition, through September 30, 1998 the Company has incurred and expensed approximately $90,000 in payroll, benefit and consulting costs for dedicated resources related to Year 2000 issues. The Company currently estimates additional costs of approximately $1.2 million will be incurred to resolve Year 2000 issues. The Company anticipates that the amounts and resources utilized to achieve Year 2000 compliance will not delay or reduce the resources available to complete other projects.

The costs of the project to complete Year 2000 analysis and remediation are based on management's best estimates, which have been determined through numerous assumptions about future events including the availability of resources and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that could generate significant negative consequences include undetected errors or defects of third party hardware and software utilized in the Company's operations, noncompliance of other providers (phone service, electricity, other utilities, etc.) and other uncertainties. Although management does not expect Year 2000 issues to have a material impact on its business or results of operations, there can be no assurance that there will not be interruptions or other limitations of system functionality.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


This Quarterly Report contains forward-looking statements that involve risks and uncertainties including statements regarding costs of deploying and supporting the C2C network, decreases in cost of service revenues as a percentage of service revenues, varying margins on system sales, greater costs of depreciation and amortization and the negative impact of non-deductible goodwill on the Company's effective income tax rate. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to support its C2C Network, the ability of the Company's carrier customers to successfully market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

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

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced an operating loss in 1997 and the first three quarters of 1998, primarily due to expenses associated with the development and expansion of its C2C Network. The Company's quarterly operating results may vary significantly depending on a number of factors including, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

The Company's success and ability to compete is dependent in part upon its proprietary technology. If unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, some of the software used to support the Company's services is licensed by the Company from one source and these sources are small corporations. There can be no assurance that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices.

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

The Company is actively addressing the concerns of its operations with respect to Year 2000 issues. Company management, with the assistance of consultants, is implementing an enterprise-wide project to identify systems, equipment, vendors and customers that may be affected by the Year 2000 issues and to develop a comprehensive plan to be in compliance with the Year 2000 issues prior December 31, 1999. The Company expects to make the necessary changes to be Year 2000 compliant, but there can be no assurances that the Company will adequately identify all Year 2000 issues and the associated costs and expenses in a timely manner. Also, there can be no assurance that such costs and expenses will not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          On November 20, 1997, AT&T Wireless Services (AWS) sent a letter to the Company stating that it believes that it is entitled to indemnification from the Company in respect to a certain claim presently pending in a case brought by Ronald A. Katz Technology Licensing, L.P. and MCI Telecommunications Corporation against AT&T Corp. in the United States District Court for the Eastern District of Pennsylvania. The letter asserts that Count 13 of the complaint, which relates in part to prepaid wireless service, gives rise to an obligation on the part of the Company to indemnify AWS with respect to that count. The amount in question is undetermined. The suit against AT&T Corp. was filed on July 8, 1997. The contract between the Company and AWS pursuant to which the Company presently provides prepaid services to AWS, and upon which AWS's claim for indemnification is based, was not executed until October 15, 1997. For this and other reasons, the Company believes that the claim is without merit. No legal action has been brought against the Company.

Item 5.   Stockholder Proposals

          Proposals of stockholders intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received at the Company's principal executive offices not later than December 17, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 Annual Meeting.

          Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders does not notify the Company of such proposal on or prior to March 3, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the Annual Meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

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



     Boston Communications Group, Inc.
     ---------------------------------
     (Registrant)


     Date: November 5, 1998                By: /s/ Fritz von Mering
                                               --------------------
                                               Fritz von Mering
                                               Vice President, Finance
                                               and Administration (Principal
                                               Financial and Accounting
                                               Officer and Duly Authorized
                                               Officer)

              BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                 FORM 10-Q FOR
                     THE QUARTER ENDED SEPTEMBER 30, 1998



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
-----------    -----------

     27        Financial Data Schedule