Form 10-Q/A
period 1998-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 1999-03-08
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                  FORM 10-Q/A


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

Rider A
-------

                       BOSTON COMMUNICATIONS GROUP, INC.

THIS AMENDMENT ON FORM 10-Q/A AMENDS THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q, AS FILED BY THE REGISTRANT ON NOVEMBER 13, 1998, AND IS BEING FILED TO REFLECT THE RESTATEMENT OF THE REGISTRANT'S CONSOLIDATED FINANCIAL STATEMENTS. SEE "RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS" IN NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR A DISCUSSION OF THE BASIS FOR SUCH RESTATEMENT. PART I ITEMS 1 AND 2 AND PART ii ITEM 6 ARE HEREBY AMENDED AND RESTATED IN THEIR ENTIRETY.

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

          Consolidated Statements of Operations...................4

          Consolidated Statements of Cash Flows...................5

          Notes to Consolidated Financial Statements..............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................8

          Certain Factors That May Affect Future Results.........13


 PART II. OTHER INFORMATION:


 Item 6.  Exhibits and Reports on Form 8-K.......................16

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                   December 31,   September 30,
                                                                                       1997            1998
ASSETS                                                                             -------------  --------------
Current assets:
Cash and cash equivalents                                                              $ 23,601        $ 20,858
Short-term investments                                                                   10,103           4,178
Accounts receivable, net of allowance for billing adjustments and doubtful               12,445          18,961
 accounts of $1,304 in 1997 and $1,289 in 1998
Inventory                                                                                 1,550           3,595
Deferred income taxes                                                                     1,564           1,564
Prepaid expenses and other assets                                                           630           1,030
                                                                                       --------        --------
     Total current assets                                                                49,893          50,186

Property and equipment, net                                                              38,087          37,622

Goodwill, net                                                                             4,067           3,612
Other assets                                                                              1,338             279
                                                                                       --------        --------
     Total assets                                                                      $ 93,385        $ 91,699
                                                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                                                     $  2,786        $    963
  Accrued expenses                                                                        7,304          10,669
  Income taxes payable                                                                      466             456
  Current maturities of capital lease obligations                                         1,127           1,109
                                                                                       --------        --------
     Total current liabilities                                                           11,683          13,197

Capital lease obligations, net of current maturities                                      1,598             772

Shareholders' equity:
Preferred Stock, par value $.01 per share, 2,000,000                                          -               -
   Shares authorized, 0 share issued and outstanding
Common Stock, voting, par value $.01 per share,                                             163             163
  35,000,000 shares authorized, 16,273,947 and
  16,343,328 shares issued in 1997 and 1998 respectively
Additional paid-in capital                                                               91,029          91,184
Treasury stock (46,420 and 101,420 shares in 1997 and
  1998 respectively, at cost)                                                              (372)           (673)
Accumulated deficit                                                                     (10,716)        (12,944)
                                                                                       --------        --------
Total shareholders' equity                                                               80,104          77,730
                                                                                       --------        --------
     Total liabilities and shareholders' equity                                        $ 93,385        $ 91,699
                                                                                       ========        ========

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                        Three months ended    Nine months ended
                                                                          September 30,         September 30,
                                                                         1997       1998       1997      1998
                                                                       --------  ----------  --------  ---------
Revenues:
 Roaming services                                                      $ 9,241     $ 7,097   $24,301    $21,952
 Teleservices                                                            4,369       7,514    12,534     18,329
 Prepaid wireless services                                               2,571       5,010     4,874     11,987
 System sales                                                            1,852       1,547     8,296     10,543
                                                                       -------     -------   -------    -------
                                                                        18,033      21,168    50,005     62,811

Expenses:
 Cost of service revenues                                               11,954      13,684    32,255     38,624
 Cost of system revenues                                                   814       1,363     4,549      6,216
 Engineering, research and development                                   1,593       1,426     3,790      4,005
 Sales and marketing                                                     1,358       1,387     3,651      4,028
 General and administrative                                                833       1,572     2,306      4,455
 Depreciation and amortization                                           1,534       2,908     3,627      8,055
 Impairment of long-lived assets                                             -           -         -        698
                                                                       -------     -------   -------    -------
Total operating expenses                                                18,086      22,340    50,178     66,082
                                                                       -------     -------   -------    -------

Operating loss                                                             (53)     (1,172)     (173)    (3,271)
Interest income                                                            254         331       651      1,043
                                                                       -------     -------   -------    -------

Income(loss) before income taxes                                           201        (841)      478     (2,228)
Provision for income taxes                                                 100         208       241          -
                                                                       -------     -------   -------    -------

Net income(loss)                                                       $   101     $(1,049)  $   237    $(2,228)
                                                                       =======     =======   =======    =======

Net income(loss) per common share                                      $  0.01     $ (0.06)  $  0.02    $ (0.14)
                                                                       =======     =======   =======    =======

Shares used in computing net income                                     15,148      16,277    13,752     16,267
  (loss) per common share                                              =======     =======   =======    =======


                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                                           1997       1998
                                                                                                         ---------  --------
OPERATING ACTIVITIES
Net income(loss)                                                                                         $    237   $(2,228)
Adjustments to reconcile net income(loss) to net
  cash used in operating activities:
   Depreciation and amortization                                                                            3,626     8,054
     Impairment of long-lived assets                                                                            -       698
        Changes in operating assets and liabilities:
     Accounts receivable                                                                                   (3,983)   (6,516)
     Inventory                                                                                             (1,159)   (2,045)
     Prepaid expenses and other assets                                                                       (724)     (129)
     Accounts payable and accrued expenses                                                                  1,198     1,542
     Income taxes payable                                                                                     154       (10)
                                                                                                         --------   -------
Net cash used in operations                                                                                  (651)     (634)


INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                                                              (1,398)        -
Purchases of property and equipment                                                                       (23,056)   (7,044)
Sales of short-term investments                                                                            20,817    15,113
Purchases of short-term investments                                                                        (5,387)   (9,188)
                                                                                                         --------   -------
Net cash used in investing activities                                                                      (9,024)   (1,119)


FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                                     2,227       155
Proceeds from issuance of common stock                                                                     35,792         -
Purchase of treasury stock                                                                                      -      (301)
Repayment of capital leases                                                                                  (168)     (844)
                                                                                                         --------   -------

Net cash provided by(used in) financing activities                                                         37,851      (990)
                                                                                                         --------   -------

Increase(decrease) in cash and cash equivalents                                                            28,176    (2,743)
Cash and cash equivalents at beginning of period                                                              923    23,601
                                                                                                         --------   -------
Cash and cash equivalents at end of period                                                               $ 29,099   $20,858
                                                                                                         ========   =======

Supplemental disclosure of non-cash transactions:
Capital lease obligations                                                                                $  3,182
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

2. Restatement of Prior Periods' Results of Operations

   During the quarter ended September 30, 1998, the Company recognized a system sale of $1.7 million for a sale to a distributor. The system was to be sold by the distributor to a telecommunications company in Brazil. The Company has now learned that the sale will not occur. The Company has subsequently become aware that the distributor's ability to pay for the system was dependent on the distributor's sale to the telecommunications company in Brazil. Under these circumstances, the Company has determined that the sale of the system should not be included in 1998 results. As a result, the Company has restated its results of operations for the three and nine-month periods ended September 30, 1998 to appropriately reflect the Company's results of operations.

   The table below sets forth selected operating data and accumulated deficit for the three and nine-month periods on both a restated basis and as previously reported.

                                                September 30, 1998
                                            -----------------------------
                                   Three Months Ended            Nine Months Ended
                               --------------------------  ----------------------------
                               As Reported    As Restated  As Reported     As Restated
                               ------------  ------------  ------------  --------------

 Net revenues                      $22,818       $21,168       $64,461       $62,811

 Operating expenses                 23,082        22,340        66,824        66,082
                                   -------       -------       -------       -------

 Operating loss                       (264)       (1,172)       (2,363)       (3,271)

Other income                           331           331         1,043         1,043
                                   -------       -------       -------       -------


 Income (loss) before taxes             67          (841)       (1,320)       (2,228)
 Tax provision                         208           208             -             -
                                   -------       -------       -------       -------

 Net loss                          $  (141)      $(1,049)      $(1,320)      $(2,228)
                                   =======       =======       =======       =======

 Net loss per share                $ (0.01)      $ (0.06)      $ (0.08)      $ (0.14)
                                   =======       =======       =======       =======

 Accumulated deficit               $12,036       $12,944
                                   =======       =======

3. Earnings Per Share

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

4. Inventory

   Inventories consisted of the following at (in thousands):


                                December 31,       September 30,
                                   1997                1998
                                   ----                ----

             Purchased parts       $1,114              $3,283
             Work-in-process          127                 312
             Finished goods           309                   -
                                   ------              ------
                                   $1,550              $3,595
                                   ======              ======

5. Contingencies

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - September 30, 1997 and 1998
---------------------------------------------------

Service and system revenues
---------------------------

Total revenues increased 17.8% from $18.0 million for the three months ended September 30, 1997 to $21.2 million for the three months ended September 30, 1998 and increased 25.6% from $50.0 million for the nine months ended September 30, 1997 to $62.8 million for the nine months ended September 30, 1998.

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

System sales decreased 16.5% or $305,000 from the three-month period ended September 30, 1997 to the same period ended September 30, 1998 and increased 26.5% or $2.2 million from the nine-month period ended September 30, 1997 to the same period ended September 30, 1998. The decrease in sales for the quarter ended September 30, 1998 compared to the same period in the prior year reflected the reduction in the number of prepaid systems sold for the period. The increase for the nine-month period resulted primarily from the sale of systems to continue the expansion of prepaid wireless systems throughout South America.

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

Cost of system revenues
-----------------------

Cost of system revenues represents the cost of prepaid and voice systems sold by the Company's systems division. Cost of system revenues increased from 44.0% of system revenues for the three months ended September 30, 1997 to 88.1% of system revenues for the three months ended September 30, 1998. Cost of system revenues increased from 54.2% of system revenues for the nine months ended September 30, 1997 to 59.0% of system revenues for the nine months ended September 30, 1998. Significant increases in licensing costs for certain systems that had not been reflected in sales prices were absorbed during the three-month period ended September 30, 1998. These additional costs yielded an increase in cost of system revenues as a percentage of system revenues for the three and nine-month periods ended September 30, 1998. The Company intends to reflect these particular costs in systems sales prices in future periods. In addition, the low sales volume in the three-month period ended September 30, 1998 was not sufficient to more fully absorb the fixed portion of systems costs for the period. System sale margins can vary from period to period based on the size, type and installation requirements of the system sold.

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


Liquidity and Capital Resources
-------------------------------

At September 30, 1998 the Company had cash, cash equivalents and short-term investments of $25.0 million as compared to $33.7 million at December 31, 1997. Net cash used in operating activities for the nine months ended September 30, 1998 was $634,000 and resulted from an increase in accounts receivable and inventory offset by increased depreciation expense. Accounts receivable increased $6.5 million primarily due to increased revenues from prepaid wireless services, teleservices and, to a lesser extent, extended payment terms granted for two large system sales in 1998. Inventory balances increased in order to meet customer demand for the Company's systems. These increases were offset by depreciation and amortization expense of $8.1 million primarily resulting from greater capital investment made in the Company's C2C network.

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



   Boston Communications Group, Inc.
   ---------------------------------
   (Registrant)


   Date: March 3, 1999     By:   /s/Fritz von Mering
                                 -------------------
                                    Fritz von Mering
                                    Vice President, Finance
                                    and Administration (Principal
                                    Financial and Accounting
                                    Officer and Duly Authorized Officer)

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1998



                               INDEX TO EXHIBITS
                               -----------------


Exhibit No.    Description
-----------    -----------

27             Financial Data Schedule