Form 10-K
period 1998-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 1999-03-31
CIK 1012887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K



 (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934



                  For the fiscal year ended December 31, 1998

                                       OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 333-4128

                      BOSTON COMMUNICATIONS GROUP, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          MASSACHUSETTS                                    04-3026859
----------------------------------                     ------------------
   (State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                     Identification No.)

100 Sylvan Road, Suite 100, Woburn, Massachusetts               01801
-----------------------------------------------------      --------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:        (617) 692-7000
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on March 1, 1999, was $193,316,499. The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of March 1, 1999 was 16,452,468.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in the following part of this Form 10-K: information required by Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K is incorporated from the Proxy statement relating to the 1998 Annual Meeting of Stockholders of the Company.

Item 1.  BUSINESS

                                   BACKGROUND

GENERAL

Boston Communications Group, Inc. (BCGI) is the leading provider of prepaid services to wireless carriers in North and South America. Taken together with the Company's innovative roaming services and teleservices, this suite of offerings has made BCGI a leading provider of enhanced services to the wireless telecommunications industry. The Company's Prepaid Wireless Services Division provides U.S and Canadian carriers with prepaid wireless services through its C/2/C (R) network, which enables carrier's subscribers to use their wireless phone as if they were a post-pay subscriber, thereby expanding carriers' service offerings to new and existing subscribers without the added billing costs and collection risk. The Systems Division markets a voice processing platform with enhanced features for providing prepaid wireless, voice messaging and fax mail services to international wireless and wireline carriers. The Systems Division also manufactures prepaid systems that are used to support the Company's C/2/C network. The Company's Teleservices Division provides customer support teleservices to wireless carriers which allows them to outsource all or a portion of their customer service activities, and are designed to help wireless carriers retain subscribers, reduce costs and manage growth. The Company's ROAMERplus (TM) Division provides carriers with the ability to cost-effectively generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls and paying carriers for the airtime used. The required disclosure information for the reportable operating segments is included in Note 5 of the Company's Consolidated Financial Statements.

Wireless telephone service has been one of the fastest growing areas of the telecommunications industry over the last thirteen years. Currently, prepaid wireless is one of the fastest growing markets within the wireless industry.
The Cellular Telecommunications Industry Association ("CTIA") estimates that the number of wireless subscribers in the United States increased from approximately 340,000 in December 1985 to approximately 61 million in June 1998. This represents an increase in market penetration from under 1% to over 22% of the United States population. The CTIA also estimates that aggregate annual service revenues from wireless subscribers grew from approximately $482.4 million in 1987 to approximately $29.6 billion in 1998. A number of factors have contributed to this growth, including the build-out of the wireless network infrastructure, the decreasing cost of wireless telephones, the increasing mobility of the United States population, technological improvements in the size and battery life of wireless telephones and greater acceptance of wireless telephone use. Significant growth in the wireless telephone market is expected to continue in the future, particularly given the emergence of digital wireless as the most recent form of wireless service. Industry sources forecast that the number of wireless subscribers will grow to 80 million by the end of the year 2000, representing a market penetration of approximately 30% of the United States population, and estimate that the aggregate annual services revenue from wireless subscribers alone will be over $35 billion.

The Company was organized as a Massachusetts corporation in 1988 and introduced its ROAMERplus roaming service in 1991. The Company introduced teleservices in 1993 and its prepaid wireless service in 1996. The Company's systems were introduced in 1996 with the acquisition of Voice Systems Technology Inc, now the Systems Division. The Company's principal office is located at 100 Sylvan Road, Suite 100, Woburn, Massachusetts 01801 and its telephone number is (617) 692-7000.

                            Description of Business

Prepaid Wireless Services Division

The Company introduced its C2C network-based prepaid wireless service offering in early 1996 and was offering the service in over 150 U.S. Metropolitan Service Areas (MSA's) which cover more than 70% of the U.S. population and all major markets in Canada as of December 31, 1998. The Company has become the leading prepaid wireless service provider for wireless carriers in the United States and Canada and significantly expanded its subscriber base from 290,000 at December 31, 1997 to 890,000 at December 31, 1998. The average monthly minutes of use per subscriber were approximately 49 minutes during the fourth quarter of 1998.

The C/2/C network permits a wireless carrier to automatically switch a prepaid subscriber's call to the C/2/C network where information regarding the status of that subscriber's prepaid account is maintained. A subscriber establishes an account with the wireless carrier by prepaying a specific dollar amount to be credited toward future service. Subsequently, each call that is initiated or received by the subscriber is routed to the C/2/C network and rated in real time based on the telephone number called, carrier usage charges, taxes and applicable surcharges. When the remaining balance is reduced to a minimal amount, the subscriber is able to replenish the account by purchasing additional prepaid service from the carrier by credit card through C/2/C's automated replenishment feature or by paying cash at any of the carrier's affiliated retail outlets. The C/2/C network can complete a call and debit the account automatically without requiring the subscriber to enter a debit card number or other information. As a result, a prepaid subscriber receives service substantially similar to a subscriber using traditional billing arrangements, including the ability to make outgoing and receive incoming calls, as well as roam into other markets. Prepaid roaming can be done automatically within C/2/C, via the Company's C/2/C service agreements, and through the Company's ROAMERplus service.

The C/2/C network consists of a central computer database linked by a high speed, wide area frame relay network to geographically distributed proprietary call processing subsystems, called voice nodes. Each voice node site is capable of serving more than one carrier and consists of a computer controlled telecommunications switch and an interactive voice response unit that provides high quality personalized voice prompts. These voice nodes are linked to the carriers' mobile switching centers via dedicated telephone facilities. The distributed node architecture is designed to be modular and scaleable, while remaining efficient and cost-effective. The centralized database enables prepaid users to make calls while roaming in other service areas where the C/2/C network is in place.

During 1998, BCGI expanded the features of its prepaid wireless services to offer additional functionality to its carriers and their prepaid subscribers. International dialing capabilities were added to the system to permit prepaid subscribers to make calls from within the United States and Canada to countries around the world. The Passport feature was also introduced into the C/2/C product line. This feature allows subscribers to use prepaid wireless services from any prepaid or traditional postpaid mobile phone and select prepaid service on a per-call basis. Other features were added including outbound roaming, automated replenishment options and credit card address verification. The Company works closely with the carriers on an ongoing basis to develop additional features and functionality to expand the capabilities and value of prepaid wireless services. During 1998, the Company upgraded its nodes and migrated the prepaid system to an Oracle database platform. These improvements and others dramatically enhanced the overall system reliability.

The Company signed an agreement in 1998 with AG Communication Systems (AGCS) to jointly develop a Wireless Intelligent Network (WIN) based solution for prepaid wireless service, including prepaid roaming. This new WIN system will take advantage of the call processing efficiency and enhanced feature capabilities of WIN, while building on BCGI's existing strengths in all areas of prepaid service delivery. The WIN system will allow BCGI to enhance the current features enjoyed by its carrier customers in the areas of rating, reporting, distribution support, customer care and replenishment. This will enable BCGI to provide a state-of-the-art, full-featured platform to new customers while allowing a smooth migration for current customers, including roaming capability between WIN and non-WIN systems. The WIN service logic that BCGI and AGCS are developing is intended to operate on many Service Control Point (SCP) platforms, providing carriers the flexibility to run WIN service logic on their own SCP platform if they choose.

Carriers compensate BCGI for network usage by contracting at a per minute rate for prepaid subscriber usage based on connection time between the carrier's mobile switching center and the C/2/C network voice node. The terms of the Company's existing contracts to provide prepaid wireless services through the C2C network are generally two or three years.

The Company currently provides C/2/C to several U.S. carriers, including AirTouch Communications, Southwestern Bell Mobile Systems, Bell Atlantic Mobile, Bell South Cellular Corp., LA Cellular, AT&T Wireless (AWS), Frontier Cellular, Bay Area Cellular, Western Wireless' PCS Division, Aliant Cellular, Dobson Cellular Systems,

Inc., and Southern New England Telephone Corp., in addition to more than 15 wireless resellers. The Company also provides prepaid wireless services in Canada to Rogers Cantel. As of February 28, 1999 the Company was supporting over one million prepaid subscribers on behalf of carriers who have deployed a BCGI prepaid system in the United States and Canada.


Teleservices Division

The Company began providing teleservices in 1993 in response to the industry's need for 24-hour, 365 day customer service. The Company's teleservices program allows a wireless carrier's subscriber to obtain information on rate plans, phone operations and service center locations, as well as instructions on roaming features and promotions. Subscribers also may make billing inquiries, initiate address and rate plan changes, and obtain other customer assistance. The Company's teleservice representatives also assist carriers in billing and collections. Most carriers using BCGI's teleservices use these services for off-hours and overflow subscriber support. However, the Company's services range from narrowly defined, short-term projects to the provision of all of the carrier's customer service activities. The Company currently provides teleservices to thirty-three wireless customers. Certain wireless carriers that have contracted for the Company's prepaid wireless services have also engaged the Company to provide teleservices for their prepaid subscribers.

The Company provides its teleservices from four telecommunications call centers located in the United States and Canada. The largest call center is located at the Company headquarters in Woburn, Massachusetts and has been in operation since 1996. In March 1998, the Company, in collaboration with the University of Massachusetts Lowell, opened its second service center in Lowell, Massachusetts. This service center is located on the campus of the university and provides students the opportunity to learn about call center operations while earning money and scholarships to pay for their education. More than 50% of the current teleservices representatives at this service center are student employees of the university. The third telecommunications call center was opened in Deland, Florida in August 1998 and employed over 300 personnel as of December 31, 1998. In December 1998, the Company began to provide services in a fourth call center in New Brunswick, Canada. The ICT Group, Inc. handles the management and operational functions of this call center, in accordance with company specifications. BCGI is responsible for call routing, initial training and ongoing quality assurance and mentoring to ensure compliance with the Company's standards.

Each of the Company's facilities is designed to provide highly efficient, rapid customer response through the deployment of state-of-the-art switching technologies with client/server architecture and open, automatic call delivery platforms. Each customer service representative utilizes database interfaces customized for each carrier, to facilitate subscriber inquiry response, technical problem resolution, program/feature clarification, on-line follow-up and performance reporting. These customized interfaces can be programmed to give the Company complete access to a particular carrier's subscriber databases. Administration of call center floor personnel is facilitated by the use of forecasting, scheduling and monitoring systems that allow floor supervisors to observe numerous aspects of the call center's performance in a graphical format, including information on call duration, compliance with contract standards and operator performance.

BCGI has identified additional specific teleservices needs in the wireless industry and has developed services to meet those needs. These services allow the carriers to better manage the demands of hiring, training, managing and retaining a large number of customer service representatives for specialized service projects that often place significant increased demands on the capacity of customer service centers. For example, BCGI provides teleservices support to carriers who are currently supporting prepaid subscribers on the C/2/C network. BCGI's wireless-trained representatives are available to effectively answer subscriber questions that are not handled by C2C's automated customer service application. BCGI also provides special support services to carriers including dealer support, phone number and NPA-NXX area code changes and third party verification services.

The Company offers extensive in-house classroom and on-the-job training programs for its teleservices personnel, including instruction on a full breadth of customer service skills, call handling techniques and service quality. In addition, carrier-specific training allows the teleservices staff to disseminate information on a particular carrier's services, as well as to update and edit information in the carrier's databases. BCGI intends to continue to market and invest in its teleservices technology in order to provide additional service offerings.

Roaming Services Division

BCGI's ROAMERplus roaming service enables wireless carriers to cost-effectively generate revenues from subscribers roaming in a carrier's service area who are not covered under traditional roaming agreements. These unregistered roamers attempting to place calls in the serving carrier's territory are automatically switched to BCGI, which arranges payment for the calls, completes the calls and pays the serving carrier based on the length of the call. When an unregistered roamer places a call in the carrier's service area, the carrier's mobile switching center forwards the call, at the Company's expense, to the Company's proprietary digital call processing system. The roamer may complete the call by charging the call to a telephone calling card, a commercial credit card, a prepaid account or as a collect call. A majority of all incoming traffic is initially handled by an automated call processing system, which prompts the caller for billing and calling information. The Company's specially trained service representatives handle all remaining calls, as well as calls requiring additional operator assistance. The Company's roaming service is being used by approximately 95 wireless carriers that collectively hold licenses for over 1,100 markets in the United States, Canada and Mexico. BCGI services 8 of the 10 largest wireless carriers, by number of subscribers, in the United States.

In order to implement the Company's ROAMERplus service, a carrier need only make a minor software change in its switches. BCGI pays for transport of the calls to its facilities and for completion of the calls. Under its agreements with carriers, which typically have a term of one year, BCGI pays the serving carrier for the airtime that the roamer uses and charges the roamer for the call. The charge for the call appears directly on a telephone or credit card bill, with BCGI (typically, under the trade name "Wireless Roaming") as the vendor. ROAMERplus eliminates collection and fraud risk for the carrier because BCGI takes responsibility for collection from the customer. The Company manages this collection and fraud risk by utilizing its own proprietary and external fraud control systems as well as validating the caller's credit before completing the call. Over the past few years there has been a decrease in the suspension of inter-carrier roaming agreements due to improved fraud controls implemented by the carriers.


Systems Division

The Systems Division delivers prepaid wireless solutions to carriers which, when coupled with the Prepaid Wireless Services Division's carrier customers, makes BCGI the leading provider of prepaid wireless services to carriers in North and South America. The Systems Division sells systems that enable prepaid wireless calling on a turnkey basis primarily to international customers. The Division also markets and sells systems for voice messaging, fax mail and other enhanced service applications to Original Equipment Manufacturers (OEM's) and wireless and wireline carriers throughout North America.

Prepaid systems have been sold to several customers whose efforts are focused on international prepaid wireless, including Cable & Wireless, Bell South Wireless International and Cellstar, Ltd. These customers have operations throughout the world and have enabled the Company to make significant prepaid system sales in Mexico, Brazil, Venezuela and several other South American countries. The Company expects to continue to market and sell its systems through these and other companies to expand prepaid wireless services beyond North and South America. To support its systems and on-going sales efforts in Mexico, in 1997 the Company established a Mexican subsidiary, BCG de Mexico, S.R.L, that employs technicians and other support staff throughout Mexico.


Engineering, Research and Development

BCGI believes that its future success will depend in large part on its ability to enhance existing services and develop new services in response to changing market, customer or technological requirements of the wireless telephone industry. An important factor in the future success of the Company's prepaid wireless service will be the

Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. The Company has developed proprietary software to enable its call processing platform to handle custom signaling interfaces to various types of wireless switches, specialized call rating requirements of prepaid wireless services, and interfaces to wireless administration and management information systems. The Company is developing a number of enhanced services that it intends to make available to prepaid and traditional subscribers through the C/2/C network. In addition, BCGI's agreement with AGCS to jointly develop the WIN system is expected to improve call processing efficiency and provide BCGI the ability to enhance the features available to carriers. These enhanced services are intended to be designed to enable carriers to generate additional sources of revenue from subscribers, to provide carriers with more extensive internal reporting capabilities and help to reduce carriers' telecommunications costs.

The Company spent approximately $3.2 million, $5.4 million and $5.5 million on engineering, research and development in 1996, 1997, and 1998, respectively. During 1998, the responsibilities of a number of prepaid wireless service personnel were shifted from development and engineering of the prepaid architecture to the duties of maintaining and upgrading the C2C network to provide high quality performance. This trend is expected to continue in 1999. The Company expects to continue to devote significant resources to its engineering, research and development activities in future years.


Sales, Marketing and Distribution

The Company's sales strategy is to establish and maintain long-term relationships with its customers. The Company utilizes a consultative sales process to understand and define customer needs and determine how those needs can be addressed by the Company's services. BCGI seeks to build upon its existing customer relationships by integrating and cross-selling its different service offerings. The Company's sales cycle varies for different services and can be up to 12 months for the Company's Teleservices, Prepaid Wireless Services and Systems Divisions.

The Company's sales force consists of sales representatives who generally have significant experience in the wireless industry, either as former employees of wireless carriers or in selling products and services to wireless carriers. The Company typically assigns each sales representative to a single group of wireless telephone carriers in order to support the development and maintenance of long-term strategic customer relationships. The sales representatives are supported by product specific account and service managers who also typically have experience in the wireless industry and manage the accounts on a daily basis after the completion of the initial sale. Most sales representatives are strategically located in the carriers major geographic regions, however, the Company's marketing and product management activities are supported from its Woburn, Massachusetts facility and from its Tulsa, Oklahoma Systems Division location.

The Company's direct sales strategy is complemented by a marketing program that includes participation in industry trade shows, advertising and public relations. Because the Company's customers are a group of large-scale wireless carriers, the Company seeks to gain wide exposure through carefully selected events and activities specific to the wireless telephone industry.

Product and account management groups have been established for the Prepaid Wireless Services, Teleservices and Systems Divisions. Each group focuses on supporting carriers' operational issues, understanding the prepaid market and providing carriers with valuable information regarding prepaid marketing and subscriber trends, distribution techniques and marketing success factors. The Company works closely with the carriers and the industry to disseminate and integrate this information into their prepaid programs to help generate and retain prepaid subscribers. In addition, the product and account management groups focus on identification of new features and functionality that drive incremental prepaid business.

Distribution of prepaid wireless is an integral piece of the service because it provides consumers with numerous channels to purchase or replenish prepaid service. The Company continues to improve distribution options for prepaid cards on behalf of wireless carriers by seeking arrangements with national distributors, retailers, resellers and alternative channels to increase market penetration and exposure. The Company intends to focus more efforts on its marketing program in 1999 to expand awareness of its prepaid product offering, specifically to provide more assistance to its carrier customers in strategically marketing and promoting prepaid services through their sales and distribution channels.

Customers

The Company provides its services to wireless carriers and resellers of varying size, expertise and capabilities. The Company currently provides one or more of its services to approximately 95 wireless carriers in the United States, Canada and Mexico, including 8 of the 10 largest wireless carriers in the United
States.   Historically, a significant portion of the Company's revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to the Company's ten largest customers accounted for approximately 82%, 75% and 79% of the Company's total revenues in 1996, 1997, and 1998, respectively. Ameritech Cellular Services, Bell Atlantic Mobile, Southwestern Bell Mobile Systems, Bell South Cellular and Airtouch Communications accounted for approximately 12%, 12%, 11%, 5% and 9%, respectively, of total revenues in 1997 and for 15%, 11%, 10%, 13% and 13%, respectively, of total revenues in 1998.

For the year ended December 31, 1998, the Company's Systems Division generated $13.6 million in prepaid and voice system revenues. Of this revenue, a significant portion represented sales to support prepaid wireless service in several South American countries on behalf of Bell South International Wireless, Inc.


Competition

The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, many wireless carriers are providing or can provide, in-house, the services that the Company offers. Trends in the wireless telephone industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's in-house capabilities. In addition, the Company anticipates continued growth in the wireless carrier services industry, and consequently, the entrance of new competitors in the future. BCGI's principal competitor in the unregistered roaming market is National Telemanagement Corporation and in the prepaid network market, Brite Voice Systems, Inc., National Telemanagement Corporation, and GTE Telecommunications Services, Inc. In the teleservices market, BCGI competes with a variety of companies that have inbound and outbound service centers. The Systems Division's principal competitors in the turnkey prepaid and voice processing systems markets include Comverse Technology, Inc., Brite Voice Systems, Inc. and Centigram Communications Corp.

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


Government Regulation

The Federal Communications Commission ("FCC"), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and use of radio spectrum, including entry, exit, rates and terms of operation. BCGI presently neither operates any facilities utilizing radio spectrum nor has any facilities-based services involving interstate communications. Consequently, it is not required to and does not hold any licenses or other authorizations issued by the FCC. However, the wireless carriers that constitute the Company's customers are regulated at both the federal and state levels. Such regulation may decrease the growth of the wireless telephone industry, affect the development of the PCS market, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations. At the same time, the Telecommunications Act of 1996, a deregulatory measure, may cause changes in the industry, including entrance of new competitors and industry consolidation, which could in turn affect the Company's cost of doing business or otherwise have a material effect on the Company's business, financial condition and results of operations.


Employees

As of December 31, 1998, the Company had a total of 1,135 full-time and part-time employees. Of these employees, 830 serve in teleservices and roaming call center and related functions, 174 serve in technical support and technology and software development, 51 serve in sales, marketing, product and account management and 80 serve in administration and management. In addition, 146 students of the University of Massachusetts - Lowell serve as representatives for the Teleservices Division. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.


Backlog

As of December 31, 1998, there was no backlog of firm orders of the Systems Division. The Company includes in backlog only those orders for which it has received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.


Item 2.  PROPERTIES

The Company leases space at five of its six principal locations: Burlington, Woburn and Lowell, Massachusetts, Deland, Florida and Mexico City, Mexico. In March 1999 the Company purchased the property at its Tulsa, Oklahoma location which was previously under lease. The Woburn location serves as one of the call centers for teleservices and also has separate facilities that house the Company's network operations center as well as the Company's executive headquarters, engineering, sales, human resources and finance personnel. The Burlington site is currently utilized for service center operations for ROAMERplus and houses training facilities and certain engineering personnel. Its operations are expected to be fully consolidated into the Woburn facility during 1999 upon the expiration of the lease in October 1999. The Tulsa facility is used for the manufacturing and assembly of systems and houses other Systems Division support functions such as engineering, product management, sales support and finance. The Mexico City office serves as the headquarters of the technical service operation in Mexico. The Company has 33 other leased facilities throughout the United States that are used to house the Company's voice nodes and certain equipment for the C/2/C network.

The following is a listing of the Company's significant leased facilities:

Location                   Square Footage          Expiration Date
--------                   --------------          ---------------
Woburn, Ma                 58,415                  February 2001-October 2003
Burlington, Ma             19,975                  October 1999
Lowell, Ma                  9,000                  February 2002

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions are as follows:

Name                       Age      Position
----                       ---      --------
Paul J. Tobin              55       Chairman of the Board

Brian E. Boyle             50       Vice Chairman

E.Y. Snowden               44       President & Chief Executive Officer,
                                    Director

Frederick E. von Mering    45       Vice President, Finance and Administration,
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

Mr. Boyle has served as Vice Chairman of the Company since February 1996 and as Chairman, New Wireless Services of the Company from January 1994 to February 1996. From July 1990 to September 1993, Mr. Boyle served as Chief Executive Officer of Credit Technologies, Inc., a supplier of customer application software for the wireless telephone industry. Prior to 1990, Mr. Boyle founded and operated a number of ventures servicing the telecommunications industry, including APPEX Corp. (now EDS Personal Communications Division of EDS Corporation, a global telecommunications service company) and Leasecomm Corporation (now MicroFinancial Corporation (MFC)), a micro-ticket leasing company. Mr. Boyle earned his B.A. in mathematics from Amherst College and his B.S., M.S. and Ph.D. in electrical engineering and operations research from M.I.T. Mr. Boyle is also a Director of Saville Systems PLC, a provider of customized billing solutions to telecommunications providers, and MFC, as well as of several private companies.

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

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

   Boston Communications Group, Inc.'s Common Stock is traded on the Nasdaq National Market, under the symbol BCGI. The following table reflects the range of high and low selling prices of the Company's common stock for the periods indicated.

                                1997                         1998
                     ---------------------------  --------------------------
                         High           Low           High          Low
                     -------------  ------------  ------------  ------------
First Quarter          $  7 1/8       $ 3 7/8       $11 11/16     $ 6 1/8
Second Quarter           15 1/16        4 1/8        11 1/4         6 1/2
Third Quarter            17 1/4        12 1/4         9 1/8         3 7/8
Fourth Quarter           19             8 1/2        13             6 3/4


Holders

At February 23, 1999, there were approximately 5,000 holders of Common Stock.


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

                                                                         Year ended December 31,
                                                --------------------------------------------------------------------------
                                                    1994           1995          1996 (1)         1997           1998
                                                -------------  -------------  --------------  -------------  -------------
Consolidated Statements of Operations Data:                       (in thousands, except per share data)
Total revenues                                  $     18,334    $    34,220    $     50,651    $    68,099   $     86,482
Operating income (loss)                                  405          2,129             610         (2,389)        (3,149)
Income (loss) from continuing operations(2)              288          3,008             599         (1,116)        (1,800)
Income (loss) from discontinued operations             1,507           (165)             --             --             --
Net income (loss)                                      1,795          2,843             599         (1,116)        (1,800)
Net income (loss) available to common
 shareholders                                            779          1,893             148         (1,116)        (1,800)

Basic net income (loss) per common share(3):            0.24           0.57            0.02          (0.08)         (0.11)
Diluted net income (loss) per common share(3):          0.22           0.22            0.01          (0.08)         (0.11)
Consolidated Balance Sheet Data:
Cash and short-term investments                          204            253          21,421         33,704         25,609
Working capital                                        1,098          2,082          26,433         38,210         37,397
Property and equipment, net                            2,699          4,884          12,906         38,087         38,055
Total assets                                           8,867         13,614          51,959         93,385         91,760
Redeemable preferred stock                            14,947         15,896              --             --             --
Shareholders' equity (deficit)                  $    (10,591)   $    (8,698)   $     42,893    $    80,104   $     78,658
Dividends per common share                                --             --              --             --             --

(1) In February 1996, the Company acquired VST for Common Stock and cash with an aggregate value of approximately $2.5 million.
(2) In 1995, the Company reversed the deferred tax asset valuation allowance, resulting in a tax benefit of $1.8 million. In addition, in 1994 and 1995, the Company realized benefits from net operating loss carryforwards of $382,000 and $840,000, respectively.
(3) See Note 8 of Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations
----------------------------------

The Company's total revenues increased 27% from $68.1 million in 1997 to $86.5 million in 1998. The growth was primarily attributable to a 147% increase in the Company's principal business, prepaid wireless, and to a 53% increase in teleservices revenues, primarily arising from increased customer service for carriers' C2C customers. A 13% decline in roaming service revenues slightly offset the growth in prepaid wireless and teleservices. In 1997, total revenues increased 34% compared to 1996 primarily due to increases in prepaid wireless and systems revenues.

The Company incurred operating losses for the years ended December 31, 1998 and 1997 totaling $3.1 million and $2.4 million, respectively, compared to operating
income of $610,000 in 1996.   Excluding the effects of the loss on impairment of
long-lived assets, the operating losses for the years ended December 31, 1998 and 1997 would have been $2.5 million and $1.8 million, respectively. The increase in operating losses reflects the increased depreciation, telecommunication and personnel costs associated with the deployment and operation of the C/2/C network. The specifics of each division's revenues and net operating income (loss) are discussed in greater detail below.

The Company's reportable operating segments consist of Prepaid Wireless Services, Teleservices, Roaming Services and Systems Divisions. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 of the Company's Consolidated Financial Statements, except that the financial results for the Company's operating segments have been prepared using a management approach. This approach is consistent with the basis and manner in which the Company's management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone divisions operating income (loss) before interest and taxes and allocates corporate level operating expenses to the operating divisions. Segment disclosure information is included in Note 5 of the Company's Consolidated Financial Statements.

The Company's chief operating decision-maker is its President. The Company's Divisions, or operating segments, are managed separately because each represents a strategic business unit that offers different products and serves unique markets within the wireless industry. However, the divisions do complement each other in order to provide the Company with a strong suite of products and services to meet the needs of wireless carriers. The Company's customers include eight of the ten largest domestic wireless carriers, six of whom use two or more of the Company's products.

Divisional Data
---------------
(in thousands except for percentages)

                                            Prepaid
                                            Wireless                                Roaming
                                            Services        Teleservices           Services      Systems            Total
------------------------------------------------------------------------------------------------------------------------------
1998
----
Revenues                                       $18,624            $26,001           $28,235         $13,622            $86,482
                                               =======            =======           =======         =======            =======
Gross margin                                     8,659              5,918             6,364           5,174             26,115
                                               =======            =======           =======         =======            =======
Gross margin percentage                             46%                23%               23%             38%                30%
                                               =======            =======           =======         =======            =======
Operating income (loss)                         (7,236)               393             2,962             732             (3,149)
                                               =======            =======           =======         =======            =======
Percentage of revenues                             (39%)                2%               10%              5%                (4%)
                                               =======            =======           =======         =======            =======

1997
----
Revenues                                         7,539             17,009            32,461          11,090             68,099
                                               =======            =======           =======         =======            =======
Gross margin                                     1,260              4,815             6,754           4,889             17,718
                                               =======            =======           =======         =======            =======
Gross margin percentage                             17%                28%               21%             44%                26%
                                               =======            =======           =======         =======            =======
Operating income (loss)                         (7,976)               562             4,547             478             (2,389)
                                               =======            =======           =======         =======            =======
Percentage of revenues                            (106%)                3%               14%              4%                (4%)
                                               =======            =======           =======         =======            =======

1996
----
Revenues                                           312             13,413            32,234           4,692             50,651
                                               =======            =======           =======         =======            =======
Gross margin                                      (537)             3,331             6,559           2,116             11,469
                                               =======            =======           =======         =======            =======
Gross margin percentage                           (172%)               25%               20%             45%                23%
                                               =======            =======           =======         =======            =======
Operating income (loss)                         (5,792)               674             4,757             971                610
                                               =======            =======           =======         =======            =======
Percentage of revenues                           (1856%)                5%               15%             21%                 1%
                                               =======            =======           =======         =======            =======

Prepaid Wireless Services Division
----------------------------------

Prepaid Wireless Services Division revenues increased from $312,000 in 1996 to $7.5 million in 1997 and increased 148% to $18.6 million in 1998. Both increases were the result of new carrier contracts secured in 1997 and 1998, as well as existing carrier customers adding new markets to the C2C network during both periods. At the end of 1998 there were approximately 890,000 paid subscribers on the C/2/C network, as compared to 290,000 subscribers at the end of 1997, an increase of over 200%.

Gross margins for the Prepaid Wireless Services Division improved from a negative margin in 1996 to 17% of revenues in 1997 and 46% of prepaid wireless services revenues in 1998. The improvement in both years resulted from the significant increase in prepaid wireless services revenues in each of 1997 and 1998. This increase in gross margins was partially offset by increased personnel and related costs incurred to support the growth of the C/2/C network.

Operating losses for the Prepaid Wireless Services Division increased 38% from $5.8 million in 1996 to $8.0 million in 1997, and decreased 10% to $7.2 million in 1998. These operating losses have been due to costs associated with the C/2/C network, including costs for personnel and for telecommunications equipment and software. While the Company expects to continue to incur significant capital and personnel costs to support the expansion and development of the C/2/C network, the Company also anticipates that increases in prepaid wireless services revenues will improve the gross margins and operating results of the Prepaid Wireless Services Division in 1999.


Teleservices Division
---------------------

Teleservices Division revenues increased 27% from $13.4 million in 1996 to $17.0 million in 1997 and increased 53% to $26.0 million in 1998. The increases in teleservices revenues were primarily due to new and additional services provided to existing customers and the addition of new carrier customers in 1997 and 1998. A significant component of these increases was the increase in teleservices revenues from billing inquiry services provided to the Prepaid Division's carriers. Teleservices revenues from those services were negligible in 1996, increased 11% to $1.9 million in 1997 and increased 31% to $8.2 million in 1998.

Gross margins for the Teleservices Division increased from 25% of teleservices revenues in 1996 to 28% of teleservices revenues in 1997, but declined to 23% of teleservices revenues in 1998. The increase from 1996 to 1997 resulted primarily from labor efficiencies and other economies of scale as higher teleservices revenues absorbed more fixed operating costs. The decrease in gross margins in 1998 was primarily due to incremental costs in connection with opening three additional call centers in 1998, including training and travel costs. Although the Company anticipates teleservices revenues to increase in 1999, it expects the gross margin from that division to decline compared to the levels achieved in 1998. A significant reason for the gross margin decline is increased costs resulting from the Company's plan to support new business in the Teleservices Division by leasing call center facilities, equipment and personnel from third parties that will be classified entirely in cost of services. In 1998 and prior years, a portion of these costs were classified in depreciation or general and administrative expenses.

Operating income for the Teleservices Division decreased slightly from $674,000 in 1996 to $562,000 in 1997 and $393,000 in 1998. Operating income for the Teleservices Division represented 5% of teleservices revenues in 1996, 3% in 1997 and 2% in 1998. The decreases in each of 1997 and 1998 were primarily due to the Company's significant investment in call center technology during 1997 designed to enhance service offerings as well as improve operational efficiency.


Roaming Services Division
-------------------------

Roaming services revenues remained relatively flat at $32.2 million in 1996 and $32.5 million in 1997 and decreased 13% to $28.2 million in 1998. Roaming services revenues remained relatively constant from 1996 to 1997, even though there were fewer suspensions of inter-carrier automatic roaming agreements by the carriers in 1997 as compared to 1996, because the Company expanded the billing options that it offered to carriers and maintained its market presence. The decrease in roaming services revenues in 1998 was primarily attributable to greater suspensions of inter-carrier automatic roaming agreements and some cannibalization of unregistered roaming use by prepaid wireless growth. In addition, a consumer' decision to use the Company's premium priced roaming service has been adversely affected by an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time.

Gross margins for the Roaming Services Division improved from 20% of revenues in 1996 to 21% in 1997 and 23% in 1998. The improvement in both years resulted primarily from enhancement and expansion of automated features of the service that reduced labor costs.

Operating income for the Roaming Services Division was relatively flat at $4.8 million in 1996 and $4.5 million in 1997 and decreased 33% to $3.0 million in 1998. The decrease in 1998 was primarily a result of lower absorption of fixed costs as roaming services revenues declined. The decrease was offset to some extent by reduced labor costs. The Company anticipates that operating income for the Roaming Services Division will continue to decline slightly due to the anticipated decrease in roaming services revenues.


Systems Division
----------------

Systems revenues increased 136% from $4.7 million in 1996 to $11.1 million in 1997 and increased 23% to $13.6 million in 1998. The increase in 1997 systems revenues was attributable to the sale of prepaid systems to an existing customer in Mexico and to new customers in South America. The increase in 1998 was due to further system sales to new and existing customers in South America.

Gross margins for the Systems Division decreased slightly from 45% of systems revenues in 1996 to 44% in 1997 and further decreased to 38% in 1998. The reduction in the gross margin from 1996 to 1997 was primarily due to a change in the mix of the types of systems sold to more sales of prepaid systems in proportion to total sales. Prepaid systems have a lower margin than voice systems. The decrease in 1998 was primarily a result of increased competition in the market for such systems that resulted in reduced prices for the systems, as well as higher costs associated with installing systems abroad. The trend of selling more prepaid systems in proportion to total systems sales also continued and, therefore, was an additional factor in the decrease in gross margin.

Operating income for the Systems Division decreased 51% from $971,000 in 1996 to $478,000 in 1997 and increased 53% to $732,000 in 1998. Operating income for the Systems Division represented 21% of systems revenues in 1996, 4% of systems revenues in 1997 and 5% of systems revenues in 1998. The decrease in operating income in 1997 resulted primarily from costs incurred to expand into Mexico and South America, including costs for sales, development and administrative personnel, international travel expenses, additional development and test equipment and increased amortization costs related to goodwill acquired in connection with the purchase of a subsidiary. Operating income remained consistent as a percentage of systems revenues from 1997 to 1998, notwithstanding the decrease in gross margin, because sales and marketing expenses of the Systems Division were reduced with the consolidation of one of the division's satellite sales offices into its Tulsa headquarters.

The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Systems Division customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which helps to protect the Company from the need to hedge against foreign currency risk.


Operating Data
--------------
($ in thousands)

                                             1998                       1997                       1996
                                      Total     % of Revenue     Total     % of Revenue     Total     % of Revenue
-----------------------------------------------------------------------------------------------------------------
Total revenues                         $86,482          100%      $68,099          100%      $50,651          100%
Engineering, research and
 development                             5,523            6%        5,433            8%        3,221            6%

Sales and marketing                      5,590            6%        5,089            7%        2,949            6%
General and administrative               6,208            7%        3,470            5%        2,580            5%
Depreciation and amortization           11,245           13%        5,546            8%        2,109            4%
Impairment of long-lived assets            698            1%          569            1%            -            -

Engineering, research and development expenses
----------------------------------------------

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses decreased as a percentage of total revenues from 8% to 6% for the years ended December 31, 1997 and 1998, respectively. This decrease primarily resulted from engineers devoting less time to developing and building out the C/2/C network infrastructure than they had in the prior year and, to a lesser extent, to the changes associated with organizing the Company into its four operating divisions. As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from engineering to general management and oversight of the divisions. The Company intends to continue to increase its engineering, research and development expenditures to support future development and enhancements of its prepaid and other wireless services and systems .

Engineering, research and development expenses increased as a percentage of total revenues from 6% to 8% in the years ended December 31, 1996 and 1997, respectively. This increase was principally due to costs, including recruiting fees and other personnel costs, associated with the Company's hiring of new personnel to support ongoing development and enhancements, implementation and deployment of the C/2/C network, and to a lesser extent, additional personnel and related costs to support the expansion of teleservices and system sales.

Sales and marketing expenses
----------------------------

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses decreased from 7% in 1997 to 6% in 1998. This decrease resulted primarily from revenues absorbing fixed sales and marketing costs that did not increase as rapidly as revenue growth. In addition, the decrease resulted from the consolidation of the Systems Division satellite sales offices to the Tulsa headquarters in 1997 and, to a lesser extent, to the changes associated with organizing the Company into its four operating divisions. As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from sales and marketing to general management and oversight of the divisions.

Sales and marketing expenses increased as a percentage of total revenues from 6% to 7% in 1996 and 1997, respectively. The increase in sales and marketing expenses was principally due to additional expenditures to support the concentrated efforts of the Systems Division to expand internationally and the overall growth in system sales. Additional personnel, recruiting, commissions and other costs were also incurred in 1997 to support sales and marketing efforts in the Prepaid Wireless Services and Teleservices Divisions. The Company expects to increase expenditures for sales, marketing and product management in the future to assist carriers with more prepaid marketing and distribution
efforts as well as expanding systems sales into new geographical markets.   Such
expenditures are expected to vary as a percentage of total revenues.


General and administrative expenses
-----------------------------------

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. General and administrative expenses increased as a percentage of total revenues from 5% in 1997 to 7% in 1998. The increase resulted principally from the addition of staff to support the Company's growth and changes associated with organizing of the Company into its four operating divisions. As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from marketing and engineering to general management and oversight of the divisions.

Total general and administrative expenses were consistent as a percentage of total revenues for 1996 and 1997, respectively, but increased in absolute dollars from $2.6 million in 1996 to $3.5 million in 1997. The increase in in the dollar amount of general and administrative expenses in 1997 was primarily attributable to additional employees and related recruiting expenses to support the Company's growth, along with a full year of costs associated with being a publicly traded company.


Depreciation and amortization expense
-------------------------------------

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense increased more than 100% in 1998 compared to 1997 and 163% from 1996 to 1997. The increase in 1998 was due primarily to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. These same factors contributed to greater depreciation and amortization in 1997 compared to 1996. In addition, the increase in 1997 was attributable to the amortization of goodwill from the Company's acquisitions and depreciation of technical equipment and software purchased for the teleservices business. Depreciation and amortization expense are expected to increase in 1999 due to increased capital expenditures for telecommunications systems, primarily related to new features and functionality and the continued expansion of the C/2/C network.

Impairment of long-lived assets
-------------------------------

The Company recognized a pre-tax charge of $698,000 and $569,000 in the years ended December 31, 1998 and 1997, respectively, for a write-down of assets that are no longer being used to support the Company's operations.


Interest income
---------------

Interest income increased from $589,000 in the year ended December 31, 1996 to $1.1 million in 1997 and $1.3 million in 1998. Interest income was earned from investments of the proceeds of the Company's public offerings and was offset slightly by interest expense from the Company's capital leases.


Provision (benefit) for income taxes
------------------------------------

The income tax benefit of $188,000 for the year ended December 31, 1997 yielded a 14% income tax benefit. The income tax expense of $600,000 for the year ended December 31, 1996 yielded a 50% income tax rate, as compared to the statutory rate of 40%. The lack of an income tax benefit in 1998, the lower benefit in 1997 and the higher rate in 1996 resulted primarily from the non-deductibility of goodwill from the Company's acquisitions. In addition, the Company did not provide any additional benefit for net operating losses generated in 1998. The Company's effective income tax rate may be greater than 40% in future years due to the continued impact of non-deductible goodwill.

The Company has recorded a net deferred tax asset for net operating loss carryforwards and other temporary differences based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset.


Selected Quarterly Operating Results
------------------------------------

The following table sets forth certain unaudited quarterly results of operations of the Company for the eight quarters in the two year period ended December 31, 1998, including such amounts expressed as a percentage of revenues. This quarterly information is unaudited, has been prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of the Company's management, reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                            Three months ended
--------------------------------------------------------------------------------------------------------------------------------
                                       March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
(In thousands)                            1997       1997        1997       1997        1998       1998      1998(1)      1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Prepaid wireless services          $   790    $ 1,513     $ 2,571    $ 2,665     $ 2,934    $ 4,043     $ 5,010    $ 6,637
      Teleservices                         3,789      4,375       4,369      4,476       4,589      6,226       7,514      7,672
      Roaming services                     7,012      8,048       9,241      8,160       7,796      7,059       7,097      6,283
      System sales                         4,028      2,417       1,852      2,793       5,064      3,932       1,547      3,079
--------------------------------------------------------------------------------------------------------------------------------
           Total revenues                 15,619     16,353      18,033     18,094      20,383     21,260      21,168     23,671
Expenses:
      Cost of service revenues             9,419     10,882      11,954     11,925      12,041     12,899      13,684     13,295
      Cost of system revenues              2,640      1,095         814      1,652       2,673      2,180       1,363      2,232
      Engineering, research and            1,029      1,168       1,593      1,643       1,403      1,176       1,426      1,518
       development
      Sales and marketing                  1,063      1,230       1,358      1,438       1,333      1,308       1,387      1,562
      General and administration             649        824         833      1,164       1,414      1,469       1,572      1,753
      Depreciation and amortization          890      1,203       1,534      1,919       2,452      2,695       2,908      3,190
      Impairment of long-lived assets         --         --          --        569          --        698          --         --
--------------------------------------------------------------------------------------------------------------------------------
            Total expenses                15,690     16,402      18,086     20,310      21,316     22,425      22,340     23,550
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                      (71)       (49)        (53)    (2,216)       (933)    (1,165)     (1,172)       121
Interest income                              262        135         254        434         386        326         331        306
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes            191         86         201     (1,782)       (547)      (839)       (841)       427
Provision (benefit) for income taxes          98         43         100       (429)       (208)        --         208         --
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             93         43         101     (1,353)       (339)      (839)     (1,049)       427
================================================================================================================================
Basic and diluted earnings per share     $  0.01    $  0.00     $  0.01    $ (0.08)    $ (0.02)   $ (0.05)    $ (0.06)   $  0.03
================================================================================================================================

(1) In January 1999, the Company restated its results of operations for the quarter ended September 30, 1998 for a system sale that should not have been included in the 1998 results. Total revenues and net loss, as previously reported, for the quarter ended September 30, 1998 were $22.8 million and $141,000, respectively.


                                                                   As a Percentage of Total Revenues
                                       -----------------------------------------------------------------------------------------
                                       March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
(In thousands)                            1997       1997        1997       1997        1998       1998        1998       1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Prepaid wireless services                5%         9%         14%        15%         14%        19%         24%        28%
      Teleservices                            24         27          24         25          23         29          36         32
      Roaming services                        45         49          52         45          38         33          33         27
      System sales                            26         15          10         15          25         19           7         13
--------------------------------------------------------------------------------------------------------------------------------
           Total revenues                    100        100         100        100         100        100         100        100
Expenses:
      Cost of service revenues                60         67          66         66          59         61          64         56
      Cost of system revenues                 17          7           5          9          13         10           6          9
      Engineering, research and                7          7           9          9           7          6           7          6
       development
      Sales and marketing                      7          7           7          8           7          6           7          7
      General and administration               4          5           5          6           7          7           7          7
      Depreciation and amortization            6          7           8         11          12         13          14         14
      Impairment of long-lived assets         --         --          --          3          --          3          --         --
--------------------------------------------------------------------------------------------------------------------------------
           Total expenses                    101        100         100        112         105        106         105         99
Operating income (loss)                       (1)         0           0        (12)         (5)        (6)         (5)         1
Interest income                                2          1           1          2           2          2           1          1
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes              1          1           1        (10)         (3)        (4)         (4)         2
Provision (benefit) for income taxes           0          0           0         (2)         (1)        --           1          0
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              1%         1%          1%        (8)%        (2)%       (4)%        (5)%        2%
--------------------------------------------------------------------------------------------------------------------------------

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes, and general economic conditions. In particular, the Company's roaming services revenues are affected by the frequency and volume of use of the Company's services, which may be influenced by seasonal trends, as well as changes in demand during particular periods due to a higher or lower incidence of temporary suspension of inter-carrier roaming agreements in certain markets. Teleservices revenues may be influenced by the requirements of one of more of the Company's significant teleservices customers, including engagement of the Company to implement or assist in implementing special projects of limited duration. The timing of orders and the number of large prepaid systems shipped during a particular quarter may fluctuate based upon the needs of prepaid systems customers and can have a significant impact on the level of Systems Division revenues.

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

During 1998, the Company made significant investments in personnel and infrastructure to support the ongoing development, expansion and upgrading of the C/2/C network. These strategic investments have impacted earnings and the Company expects that these strategic investments will continue to impact earnings in the short- term.

Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and short-term investments decreased from $33.7 million in 1997 to $25.6 million in 1998. The decrease was due primarily to additional capital expenditures to support expanded features and growth of the Company's C/2/C network. Net cash provided by operations of $3.2 million in 1998 was primarily generated from $11.2 million in depreciation and amortization expense, which resulted from the significant investment in telecommunications systems and equipment in 1998. Depreciation and amortization was offset mostly by increased accounts receivable and inventory balances due to the increased sales volume in 1998.

The Company's investing activities utilized $7.5 million of net cash in 1998. The Company expended $10.5 million in 1998, including almost $7 million for telecommunications systems equipment and software for expansion of the Company's C/2/C network. These expenditures were offset by $3.0 million in net sales of short-term investments. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen prepaid wireless services.

The Company's financing activities utilized $773,000 in 1998, mainly due to payments of capital lease obligations, offset by proceeds from exercise of stock options. In addition, the Company repurchased 55,000 shares for $301,000 in
accordance with a plan approved by the Board of Directors.   These shares are
being held by the Company as treasury shares.

The Company believes that its short-term investments and the funds anticipated to be generated from operations would be sufficient to finance the Company's operations for at least the next 18 months.


Year 2000
---------

The Company is currently implementing enterprise-wide project and test plans to ensure that all products, services and support systems can fully process date/time data before, during, and after midnight, December 31, 1999, recognize the year 2000 as a Leap Year and maintain existing interoperability and interfaces with other devices already in use without any modifications or changes in operations. The Company is assessing its readiness by:

      1) Conducting comprehensive inventories of all hardware, software, telecommunications providers, and material third party relationships. This stage is nearly complete and the process will continue to be updated during 1999.

      2) Seeking compliance certification from each vendor through direct communication. The Company is conducting unit, regression, interoperability, and call flow tests wherever possible. Dedicated resources, including senior level management and paid consultants, manage this comprehensive effort.

      3) Implementing test plans that are supported by doctorate level technical consultants and dedicated QA equipment and personnel that are examining multiple static and rollover date scenarios. Testing is projected to be completed by June 30, 1999.

The assessment process follows a method to focus on vendors/products that are most significant to the Company's operations with the intent to maximize the lead time should any issues arise. For any systems that may need replacement, the Company will take the necessary steps to obtain, test and install qualified systems to ensure timely Year 2000 compliance.

In June 1998, the Company completed the re-write, redesign and implementation of its C/2/C prepaid system. The Company's development team devoted nearly one year to produce the necessary changes and included Year 2000 readiness as part of this process. Additionally, desktop hardware and software, call distribution systems and customer service handling software are 90% Year 2000 ready today. To ensure Year 2000 readiness, the Company intends to upgrade these systems through vendor provided Year 2000 patches or purchases of new systems in the normal course of business during 1999. Core business teams for all divisions expect to examine all internal and external support systems including facilities, finance and human resource components. The Company has completed a comprehensive on-site physical inventory and upgrade of all of its C/2/C nodes, of which Year 2000 readiness was a component. The remedial action required as a result of this inventory is minimal and expected to be implemented by September 30, 1999. In addition, BCGI has identified 40 UNIX servers that require upgrades to be ready for Year 2000. All necessary software has been obtained and the project is expected to be completed by June 30, 1999.

The Company licenses some of the software used to support the Company's services from only one source and these sources are small corporations. The Company is testing the software of such sources and expects to receive updates from these sources to achieve Year 2000 readiness. In the event that any of these sources are not ready by June 30, 1999, the Company will establish contingency plans to ensure there will be no adverse impact on operations. The Company has licensed the source code from one such vendor to aid the Company in Year 2000 readiness testing efforts for the ROAMERplus service.

In March 1999 the Company's Systems Division completed testing of its prepaid platform in use in several international markets and found that it was Year 2000 ready with no failures.

The Company is fully dependent on the services of multiple telecommunications providers. If these providers fail to deliver these services, the Company would be vulnerable to serious service failures and be exposed to liability to customers and third parties, including the potential for significant lost revenue. The Company is communicating with all providers in order to assess this risk. Additionally, the Company will evaluate contingency options in the event of a failure by such providers. The Company has not currently developed any contingency plans for the services of these providers. In the event that tests reveal failures that cannot be remedied within the Company's timetable for readiness, contingency plans will be established.

The Company has spent significant amounts in research and development of its C/2/C prepaid service system to ensure it is Year 2000 ready. In addition, through December 31, 1998 the Company has incurred and expensed approximately $230,000 in payroll, benefit and consulting costs for dedicated resources related to Year 2000 issues. The Company currently estimates additional costs of approximately $660,000 will be incurred in 1999 to resolve Year 2000 issues. The Company anticipates that the amounts and resources utilized to achieve Year 2000 readiness will not delay or reduce the resources available to complete other projects.

The costs to complete Year 2000 analysis and remediation are based on management's best estimates, which have been determined through numerous assumptions about future events including the availability of resources and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that could generate significant negative consequences include undetected errors or defects of third party hardware and software utilized in the Company's operations, noncompliance of other providers (phone service, electricity, other utilities, etc.) and other uncertainties. Although management does not expect Year 2000 issues to have a material impact on its business or results of operations, there can be no assurance that there will not be interruptions or other limitations of system functionality.


Certain Factors That May Affect Future Results
----------------------------------------------

This Annual Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding improvement of Prepaid Division gross margin and operating results, Teleservices revenue and gross margin, trend of decreased suspensions of inter-carrier automatic roaming agreements, prepaid cannibalization of unregistered roaming and carrier marketing of one-rate registered roaming plans to reduce roaming service revenues, Roaming Division profitability declining due to decreasing revenue, increased expenditures for engineering, research and development, increased expenditures for sales, marketing and product management, greater costs of depreciation and amortization and an effective income tax rate greater than 40%. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C/2/C network, the ability of the Company's carrier customers to successfully continue to market and sell C/2/C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

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

A number of the Company's Prepaid, Teleservices and Systems Division contracts have been extended beyond their expiration dates or will expire in 1999 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. If these contracts are not renewed the Company's business, financial condition and results of operations could be materially adversely affected.

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

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. The Company expects that demand for its roaming services will continue to decline as fewer inter-carrier roaming agreements are suspended, prepaid cannibalization of unregistered roaming use increases and carriers more frequently offer one-rate roaming plans. In addition, prepaid wireless and PCS services are relatively new services in new markets, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the C/2/C network. Several of the Company's carrier customer contracts contain penalty clauses that provide for reductions in revenue for certain network outages. There can be no assurance that the Company will successfully support and enhance the C/2/C network effectively to avoid system outages and any associated loss in revenue, that the market for the Company's prepaid service will continue to develop, or that the Company's C/2/C network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C/2/C agreements it has secured with its carrier customers. Because C/2/C revenues are principally generated by prepaid subscriber minutes of use, the Company's C/2/C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. In addition, teleservices revenues associated with billing inquiry support for C/2/C carrier customers are becoming a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C/2/C subscriber base.

The Company has expanded its operations rapidly, creating significant demands on the Company's administrative, operational, development and financial personnel and other resources. In addition, the growth of the Company's Teleservices Division is dependent on recruiting, training and retaining employees to perform customer services responsibilities. Teleservices has also recently outsourced a small portion of its call center operations to a third party vendor who is responsible for certain operational functions, including hiring, training and retaining employees. There can be no assurance that the vendor will continue to be able to meet the Company's existing and future needs effectively. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected.

The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Systems Division customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which helps to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control.

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


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Systems Division customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which helps to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control.

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Auditors............................................... 40
Consolidated Balance Sheets at December 31, 1998 and 1997.................... 25
Consolidated Statements of Operations for the years ended December 31, 1998,
1997 and 1996................................................................ 26
Consolidated Statements of Redeemable Preferred Stock & Shareholders' Equity
for the years ended December 31, 1998, 1997 and 1996......................... 27
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
1997 and 1996................................................................ 28
Notes to Consolidated Financial Statements................................... 29

                          Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                         December 31,
                                                                                   ---------------------
                                                                                       1998      1997
========================================================================================================
ASSETS
Current assets:
        Cash and cash equivalents                                                    $ 18,523   $ 23,601
        Short-term investments                                                          7,086     10,103
        Accounts receivable, net of allowance for billing adjustments and              18,432     12,445
           doubtful accounts of $1,508  in 1998 and $1,304 in 1997
        Inventory                                                                       3,525      1,550
        Deferred income taxes                                                           1,564      1,564
        Prepaid expenses                                                                  823        630
--------------------------------------------------------------------------------------------------------
           Total current assets                                                        49,953     49,893
Property and equipment:
        Telecommunications systems & software                                          47,801     36,346
        Furniture and fixtures                                                          2,264      1,984
        Leasehold improvements                                                          2,127      1,725
        Systems in development                                                          4,305      5,955
--------------------------------------------------------------------------------------------------------
                                                                                       56,497     46,010
Less allowance for depreciation and amortization                                       18,442      7,923
--------------------------------------------------------------------------------------------------------
                                                                                       38,055     38,087
Goodwill, net                                                                           3,460      4,067
Other assets                                                                              292      1,338
--------------------------------------------------------------------------------------------------------
           Total assets                                                              $ 91,760   $ 93,385
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                             $    884   $  2,786
        Accrued expenses                                                               10,124      7,304
        Income taxes payable                                                              496        466
        Current maturities of capital lease obligations                                 1,052      1,127
--------------------------------------------------------------------------------------------------------
            Total current liabilities                                                  12,556     11,683
Capital lease obligations, net of current maturities                                      546      1,598
Commitments and contingencies
Shareholders' equity:
        Preferred Stock,  $.01 par value, 2,000,000 shares authorized,
          none issued and outstanding                                                      --         --
        Common Stock, voting, par value $.01 per share, 35,000,000 shares                 164        163
          authorized, 16,436,028 shares in 1998 and 16,273,947 shares in
            1997 issued
        Additional paid-in capital                                                     91,683     91,029
        Treasury Stock (101,420 shares in 1998 and 46,420 shares in 1997 at cost)        (673)      (372)
        Accumulated deficit                                                           (12,516)   (10,716)
--------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                     78,658     80,104
--------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                   $ 91,760   $ 93,385
========================================================================================================

See accompanying notes.

                     Consolidated Statements of Operations
              (In thousands, except share and per share amounts)


                                                                    Year Ended December 31,
                                                                -----------------------------
                                                                    1998      1997      1996
==============================================================================================
REVENUES:
     Prepaid wireless services                                    $18,624   $ 7,539   $   312
     Teleservices                                                  26,001    17,009    13,413
     Roaming services                                              28,235    32,461    32,234
     System sales                                                  13,622    11,090     4,692
---------------------------------------------------------------------------------------------
                                                                   86,482    68,099    50,651
EXPENSES:
     Cost of services revenues                                     51,919    44,180    36,606
     Cost of system revenues                                        8,448     6,201     2,576
     Engineering,  research and development                         5,523     5,433     3,221
     Sales and marketing                                            5,590     5,089     2,949
     General and administrative                                     6,208     3,470     2,580
     Depreciation and amortization                                 11,245     5,546     2,109
     Impairment of long-lived assets                                  698       569        --
---------------------------------------------------------------------------------------------
                                                                   89,631    70,488    50,041
---------------------------------------------------------------------------------------------
Operating income (loss)                                            (3,149)   (2,389)      610
Interest income                                                     1,349     1,085       589
---------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  (1,800)   (1,304)    1,199
Provision (benefit) for income taxes                                    -      (188)      600
---------------------------------------------------------------------------------------------
Net income (loss)                                                  (1,800)   (1,116)      599
Accretion of dividends on redeemable preferred stock                   --        --      (451)
---------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                $(1,800)  $(1,116)  $   148
=============================================================================================
Basic net income (loss) available to common shareholders:
     Net income (loss)                                             $(0.11)   $(0.08)    $0.02
=============================================================================================
     Shares used in computing basic net income (loss) per share    16,274    14,007     8,352
=============================================================================================
Diluted net income (loss) available to common shareholders:
     Net income (loss)                                             $(0.11)   $(0.08)    $0.01
=============================================================================================
     Shares used in computing diluted net income (loss) per        16,274    14,007    10,884
      share
=============================================================================================

See accompanying notes.

 Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity
                      (In thousands, except share amounts)



                                                                                 Shareholders' Equity
                                             ---------------------------------------------------------------------------------------
                                                                                                                       Accretion of
                            Redeemable                             Convertible                                          Dividends
                          Preferred Stock     Treasury Stock     Preferred Stock      Common Stock       Additional     Redeemable
                         -----------------------------------------------------------------------------    Paid In       Preferred
                         Shares    Dollars   Shares   Dollars   Shares   Dollars     Shares    Dollars    Capital         Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 January 1, 1996         11,871   $ 15,896        --       --      850       $ 1    3,335,985     $ 33     $ 1,016        $(4,025)
  Conversion of
   Convertible Preferred
   Stock                     --         --        --       --     (850)       (1)   5,004,608       50         (49)            --
  Accretion of dividends
   on Redeemable
   Preferred Stock           --        451        --       --       --        --           --       --          --           (451)
  Redemption of
   Redeemable Preferred
   Stock and Accreted
   Dividends            (11,871)   (16,347)       --       --       --        --           --       --          --          4,476
  Issuance of Common
   Stock                     --         --        --       --       --        --    4,183,928       42      51,745             --
  Exercise of Common
   Stock Options             --         --        --       --       --        --      201,228        2          26             --
  Treasury Stock
   Purchase                  --         --    46,420     (372)      --        --           --       --          --             --
  Net income                 --         --        --       --       --        --           --       --          --             --
------------------------------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1996           --         --    46,420     (372)      --        --   12,725,749      127      52,738             --
  Issuance of Common
   Stock                     --         --        --       --       --        --    3,000,000       30      35,769             --
  Exercise of Common
   Stock Options             --         --        --       --       --        --      538,630        6       2,482             --
  Issuance of Common
   Stock Under Employee
   Stock Purchase Plan       --         --        --       --       --        --        9,568       --          40             --
  Net loss                   --         --        --       --       --        --           --       --          --             --
------------------------------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1997           --         --    46,420     (372)      --        --   16,273,947      163      91,029             --
  Exercise of Common
   Stock Options             --         --        --       --       --        --      143,488        1         572             --
  Issuance of Common
   Stock Under Employee
   Stock Purchase Plan       --         --        --       --       --        --       18,593       --          82             --
  Treasury Stock Purchase    --         --    55,000     (301)      --        --           --       --          --             --
  Net loss                   --         --        --       --       --        --           --       --          --             --
------------------------------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1998           --   $     --   101,420    $(673)      --       $--   16,436,028     $164     $91,683        $    --
===================================================================================================================================
                                 Shareholders' Equity
                         --------------------------------------
                                                Total
                                             Shareholders'
                            Accumulated         Equity
                              Deficit          (Deficit)
                         --------------------------------------
Balance at
 January 1, 1996            $  (5,723)         $   (8,698)
  Conversion of
   Convertible Preferred
   Stock                           --                  --
  Accretion of dividends
   on Redeemable
   Preferred Stock                 --                (451)
  Redemption of
   Redeemable Preferred
   Stock and Accreted
   Dividends                   (4,476)                 --
  Issuance of Common
   Stock                           --              51,787
  Exercise of Common
   Stock Options                   --                  28
  Treasury Stock
   Purchase                        --                (372)
  Net income                      599                 599
--------------------------------------------------------------
Balance at
 December 31, 1996             (9,600)             42,893
  Issuance of Common
   Stock                           --              35,799
  Exercise of Common
   Stock Options                   --               2,488
  Issuance of Common
   Stock Under Employee
   Stock Purchase Plan             --                  40
  Net loss                     (1,116)             (1,116)
--------------------------------------------------------------
Balance at
 December 31, 1997            (10,716)             80,104
  Exercise of Common
   Stock Options                   --                 573
  Issuance of Common
   Stock Under Employee
   Stock Purchase Plan             --                  82
  Treasury Stock Purchase          --                (301)
  Net loss                     (1,800)             (1,800)
--------------------------------------------------------------
Balance at
 December 31, 1998         $  (12,516)         $   78,658
==============================================================

See accompanying notes

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  Year Ended December 31,
                                                            --------------------------------
                                                                 1998      1997      1996
--------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
 Net income (loss)                                            $ (1,800)  $ (1,116)  $    599
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                11,245      5,546      2,109
   Deferred income taxes                                            --       (230)       466
   Impairment of long-lived assets                                 698        569         --
   Changes in operating assets and liabilities, excluding
   effects of business acquisitions:
        Accounts receivable                                     (5,987)    (1,385)    (3,208)
        Inventory                                               (1,975)      (361)    (1,128)
        Prepaid expenses and other assets                           65       (151)      (547)
        Accounts payable and accrued expenses                      918      1,514        524
        Income taxes payable                                        30        (24)      (297)
--------------------------------------------------------------------------------------------
  Net cash provided by (used in) operations                      3,194      4,362     (1,482)

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                     --     (1,398)      (846)
Purchase of short-term investments                             (14,095)   (12,976)   (26,937)
Sale of short-term investments                                  17,112     23,371      6,439
Purchase of property and equipment                             (10,516)   (28,552)    (8,093)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                           (7,499)   (19,555)   (29,437)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                            573      2,488         28
Proceeds from issuance of stock                                     82     35,839     49,787
Repurchase of redeemable preferred stock                            --         --    (16,347)
Purchase of treasury stock                                        (301)        --       (372)
Repayment of  capital lease obligations                         (1,127)      (456)    (1,507)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               (773)    37,871     31,589
============================================================================================
Increase (decrease) in cash and cash equivalents                (5,078)    22,678        670
============================================================================================
Cash and cash equivalents at beginning of year                  23,601        923        253
============================================================================================
Cash and cash equivalents at end of year                      $ 18,523   $ 23,601   $    923
============================================================================================

See accompanying notes.

                   Notes to Consolidated Financial Statements



1. BASIS OF PRESENTATION

The Company

Boston Communications Group, Inc. (the Company) develops, markets and provides specialized prepaid wireless services, teleservices, and roaming services to the wireless telephone industry. The Company also manufactures prepaid and voice system equipment.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company earns revenues by providing teleservices customer care support, processing prepaid wireless calls and processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Revenue is recognized when the service is provided and is recorded net of estimated billing adjustments. The Company recognizes revenue from the sale of systems at the time the systems are shipped.

Principles of Consolidation

The financial statements include 100% of the accounts and operations of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Investments

The Company accounts for its marketable securities under the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." The Company has classified all of its securities as available-for-sale, and are thus reported at fair market value.

Investments with maturities between three and twelve months are considered short-term investments. The Company's short-term investments are invested in corporate notes.

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

Concentrations of Credit Risk

The Company's prepaid wireless services allows carriers, throughout the United States and Canada, to access the Company's prepaid C/2/C platform, enabling the carriers to offer prepaid wireless calling to their subscribers. Accounts are not activated until payment is received by the carrier. Teleservices are provided to wireless carriers located throughout the United States and Canada. The Company's roaming customers are individuals who place wireless calls from service areas, which are not covered by traditional roaming agreements. These calls are forwarded by wireless carriers to the Company for processing. Each transaction is small in size and the Company minimizes credit risk by validating appropriate billing information. The Company sells its voice systems in North America and its prepaid systems in North and South America.

The Company has roaming, teleservice and prepaid wireless service agreements
with, and sells its systems to numerous carriers.   During the years ended
December 31, 1998, 1997 and 1996, the Company's top 10 customers accounted for 79%, 75% and 82% of the Company's total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues only, as a percentage of total revenues, to major customers:

                                                        December 31,
                                          -------------------------------------
                                              1998           1997        1996
-------------------------------------------------------------------------------
Ameritech Cellular (T,R)                       15%            12%          15%
BellSouth Cellular Corp. (P,T,R,S)             13             --           11
AirTouch (P,T,R)                               13             --           --
Bell Atlantic Mobile (P,T,R)                   11             12           12
Southwestern Bell Mobile Systems (P,T,R)       --             11           --
-------------------------------------------------------------------------------

Revenue from these customers was generated from the following divisions:
     P - Prepaid wireless services
     T - Teleservices
     R - Roaming services
     S - Systems

Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows (in thousands):

                                                      December 31,
                                               ---------------------------
                                                    1998            1997
==========================================================================
Raw materials                                      $2,690           $1,114
Work in process                                       835              127
Finished goods                                         --              309
--------------------------------------------------------------------------
                                                   $3,525           $1,550
==========================================================================

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years. Systems in development represent the cost of purchased hardware and software to be used in switching equipment not yet placed into service and will be depreciated between 3 and 5 years.

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized. During 1998 and 1997, the Company recorded impairment losses of $698,000 and $569,000, respectively, for the writedown of equipment which could no longer be used in its business to its fair market value. These assets were sold during 1998 at their impaired carrying value of $265,000.

Goodwill

Goodwill represents the excess of cost of acquired businesses over the fair market value of all net assets acquired. Goodwill is being amortized on a straight-line basis over an eight-year period. Accumulated amortization totaled approximately $1.4 million and $786,000 as of December 31, 1998 and 1997, respectively.

Engineering, Research and Development

Costs associated with engineering, research and development are expensed as incurred.

Reclassifications

Certain items on the financial statements have been reclassified from the prior year to be comparable with the current year presentation.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement (SFAS) No. 123, "Accounting for Stock-Based Compensation," as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective for the Company's year ended December 31, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on the Company's consolidated financial statements.


3. ACQUISITIONS

In February 1996, the Company acquired the net assets of Voice Systems Technology Inc. (VST), now the Systems Division, a company which develops and markets prepaid and voice processing systems, for approximately $2.5 million ($500,000 cash and 265,373 shares of common stock). VST had revenues and net income for the 11 months ended February 29, 1996 of $2.1 million and $9,000, respectively. The allocation of the purchase price was based on the fair market value of assets and liabilities acquired and the excess over those amounts is accounted for as goodwill. On January 31, 1996, the Company acquired 17.5% of the stock in Wireless America Corp. (WAC) for $35,000. WAC marketed and sold prepaid equipment in Latin America. On October 23, 1996, the Company acquired an additional 62.5% of the stock of WAC for $916,500. In August 1997, the Company paid $1.4 million to purchase the final 20% interest in WAC and recorded this amount as goodwill, which is being amortized over eight years. WAC was subsequently merged into VST. The acquisitions have been accounted for under the purchase method of accounting and the results of operations have been included in the Company's results of operations from the date of acquisition.

The following unaudited pro forma information has been prepared assuming that these acquisitions had taken place at the beginning of 1996. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, amortization of goodwill resulting from the purchase, elimination of the effect of transactions between the Company and acquired companies and income taxes. The unaudited pro forma financial information is not necessarily indicative of the results of operations as if the transactions had been effected on December 31, 1996 (unaudited and in thousands, except per share data):

Net revenues                                         $51,873
============================================================
Net income available to common stockholders          $     1
Net income per basic and diluted common share        $  0.00
============================================================

4. ACCRUED EXPENSES
Accrued expenses consist of the following:

                                                       December 31,
                                                --------------------------
     (In thousands)                                  1998           1997
--------------------------------------------------------------------------
Billing adjustments                                $ 1,177          $1,216
Cellular airtime                                     1,178           1,544
Payroll                                              2,052           1,183
Telecommunication costs                              1,596             779
Deferred revenue                                       700             426
Other                                                3,421           2,156
--------------------------------------------------------------------------
                                                   $10,124          $7,304
==========================================================================

5. SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different niches in the wireless industry.

The Company's reportable operating segments consist of the Prepaid Wireless Services, Teleservices, Roaming Services and Systems Divisions. The Company's Prepaid Wireless Services Division offers prepaid wireless service that allows carriers to access the Company's prepaid C/2/C platform, enabling the carriers to offer prepaid wireless calling to their subscribers. The Company's Teleservices Division provides customer support teleservices to wireless carrier's customers, which allows carriers to outsource all or a portion of their customer service activities. The Company's Roaming Services Division provides carriers with ROAMERplus call processing services which provides carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Company's Systems Division manufactures and markets voice processing platforms to wireless and wireline carriers throughout North and South America with enhanced features including prepaid wireless, voice messaging and fax mail services. The Systems Division also sells prepaid systems to international carriers and manufactures the voice nodes used to support the Company's C/2/C network. The other segment assets include cash equivalents and short-term investments and other assets not allocated to the reportable operating segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the Company's operating segments have been prepared using a management approach. This is consistent with the basis and manner in which the Company's management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income (loss) before interest and taxes and allocates corporate level operating expenses to the operating segments. All revenues are generated from external customers and there are no intersegment revenues. Revenues are attributed to geographic areas based on the location of the customers to whom the services were provided or the location where the systems were shipped. Capital expenditures include equipment purchased directly from vendors or acquired through a capital lease. The summary of operating segment information is as follows at December 31, (in thousands):

                                      Prepaid
                                      Wireless                    Roaming
                                      Services    Teleservices    Services      Systems         Other          Total
=======================================================================================================================
1998
Net revenues                          $  18,624      $  26,001     $  28,235     $  13,622      $      --     $  86,482
Depreciation and amortization             6,782          2,473           808         1,182             --        11,245
Operating income (loss)                  (7,236)           393         2,962           732             --        (3,149)
Assets, net                              31,501         10,493         5,518        12,855         31,393        91,760
Capital expenditures                      6,603          1,311           199         1,184          1,219        10,516
=======================================================================================================================
1997
-----------------------------------------------------------------------------------------------------------------------
Net revenues                              7,539         17,009        32,461        11,090             --        68,099
Depreciation and amortization             2,359          1,745           600           842             --         5,546
Operating income (loss)                  (7,976)           562         4,547           478             --        (2,389)
Assets, net                              29,314          8,126         7,110         9,701         39,134        93,385
Capital expenditures                     24,742          4,154           798         1,006          1,034        31,734
=======================================================================================================================
1996
-----------------------------------------------------------------------------------------------------------------------
Net revenues                                312         13,413        32,234         4,692             --        50,651
Depreciation and amortization               789            701           263           356             --         2,109
Operating income (loss)                  (5,792)           674         4,757           971             --           610
Assets, net                               5,630          5,435         6,966         7,934         25,994        51,959
Capital expenditures                      5,165          1,305           611           945          1,567         9,593
=======================================================================================================================

Information concerning principal geographic areas is as follows (in thousands):

                                          Year ended December 31,
                           ---------------------------------------------------
Net Revenues                      1998             1997             1996
==============================================================================
North America
------------------------------------------------------------------------------
United States                   $78,044          $59,760          $47,786
Other                             3,565            5,296            2,865
------------------------------------------------------------------------------
  Total North America            81,609           65,056           50,651
==============================================================================
South America
------------------------------------------------------------------------------
  Total South America              4,873            3,043                -
==============================================================================
  Total                          $86,482          $68,099          $50,651
==============================================================================

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     December 31,
                                                         ----------------------------------
                                                                 1998             1997
-------------------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                           $ 1,724          $   884
  Allowance for doubtful accounts and billing                      521
  adjustments                                                                       747
  Minimum tax credit carryforwards                                 111              128
  Accrued expenses and other                                     1,222              665
  Asset impairment                                                 478              200
-------------------------------------------------------------------------------------------
Total deferred tax assets                                        4,056            2,624
Deferred tax liabilities:
    Tax over book depreciation and amortization expense         (2,492)          (1,060)
-------------------------------------------------------------------------------------------
Total deferred tax liabilities                                  (2,492)          (1,060)
-------------------------------------------------------------------------------------------
Net deferred tax assets                                        $ 1,564          $ 1,564
-------------------------------------------------------------------------------------------

The provision (benefit) for income taxes consists of the following (in thousands):

                                                          Year Ended December 31,
                                                 ----------------------------------------
                                                        1998        1997         1996
=========================================================================================
Current:
  Federal                                               $--        $  --          $ 51
  State                                                  --            42           83
-----------------------------------------------------------------------------------------
                                                         --            42          134
Deferred:
  Federal                                                --         (209)          423
  State                                                  --          (21)           43
-----------------------------------------------------------------------------------------
                                                         --         (230)          466
-----------------------------------------------------------------------------------------
Income tax provision (benefit)                          $--        $(188)         $600
=========================================================================================

The Company utilized $2.0 million in 1996 of federal net operating loss carryforwards to offset taxable income. The valuation allowance decreased $162,000 during 1996 due primarily to the utilization of net operating loss carryforwards. At December 31, 1998, the Company has approximately $4.7 million of net operating loss carryforwards for federal income tax return purposes available for use in future years that expire beginning in 2006.

A reconciliation of the statutory rate to the effective rate is as follows:

                                                                Year Ended December 31,
                                                   ----------------------------------------------
                                                          1998            1997           1996
-------------------------------------------------------------------------------------------------
Federal provision (benefit) at statutory rate              (34%)           (34%)            34%
State income provision (benefit), net of federal            (6)             (6)              6
Permanent differences                                       16              26              12
Net operating losses not recognized                         24               -               -
Benefit of net operating loss                                -               -              (2)
-------------------------------------------------------------------------------------------------
                                                             0 %           (14)%            50%
-------------------------------------------------------------------------------------------------

Income taxes paid were $352,000 in 1996, $83,000 in 1997 and $61,000 in 1998.


7. CAPITAL STOCK

Common Stock

On April 26, 1996, the Company authorized 35,000,000 shares of a new class of common stock and effected a recapitalization of the Company (the "1996 Recapitalization"). All outstanding shares of the Company's class A, B, C and D common stock were exchanged for an aggregate of Stock. In addition, the terms and conditions of the Company's three classes of convertible preferred stock were modified, without changing the total number of shares of Common Stock into which the preferred stock can be converted. The convertible preferred shares were converted to 5,004,608 shares of Common Stock upon the closing of the initial public offering.

Public Offerings

In 1996, the Company sold in its initial public offering (IPO) 3,918,555 shares of its common stock yielding net proceeds to the Company of $49.8 million. The proceeds were used to redeem preferred stock and to repay an existing line of credit and capital leases. Upon the closing of the IPO, the Company redeemed all 11,871 outstanding shares of redeemable preferred stock at a redemption price of $1,000 per share. In addition, the Company paid approximately $4.5 million in accreted dividends on the redeemable preferred stock.

In 1997, the Company sold in a public offering 3,000,000 shares of its common stock yielding net proceeds to the Company of $35.8 million. The proceeds are being used for capital and other expenditures in connection with the expansion of the C/2/C network.

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

Stock Option Plans

The Company's 1996 and 1998 Stock Option Plans (the Plans) were adopted by the Board of Directors and approved by the stockholders of the Company in 1996 and 1998, respectively. The Plans provide for the grant of stock options to employees, officers and directors, consultants and advisors to, the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("incentive stock options"), or options not intended to qualify as incentive stock options ("non-statutory options"). Incentive stock options may only be granted to employees of the Company. A total of 1,264,792 and 600,000 shares of Common Stock may be issued upon the exercise of options granted under the 1996 and 1998 Stock Option Plans, respectively. The maximum number of shares with respect to which options may be granted to any employee under the 1996 and 1998 Stock Option Plans shall not exceed 200,000 and 60,000 shares of Common Stock, respectively, during any calendar year. All options granted have 10 year terms and generally vest and become exercisable over five years.

In 1996, the Company granted non-qualified options to purchase 653,278 and 93,551 shares of common stock at exercise prices of $5.75 and $10.00, respectively. In 1998, the Company granted 400,000 non-qualified options to purchase shares of common stock at an exercise price of $7.06. The exercise prices of all non-qualified options were equal to the fair market value as determined by the Company on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1998: risk-free interest rates of 6.4% and 5.4% respectively, no dividend yield, the volatility factor of the expected market price of the Company's common stock was 0.5 and a weighted-average expected life of the option of 4 to 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                                           December 31,
                                     ------------------------------------------------------
                                            1998              1997               1996
===========================================================================================
Pro forma net loss                        $(4,034)          $(3,474)            $(1,086)
===========================================================================================
Pro forma basic net loss per share        $ (0.25)          $ (0.25)            $ (0.13)
===========================================================================================
Pro forma diluted net loss per share      $ (0.25)          $ (0.25)            $ (0.10)
===========================================================================================

Stock option information is as follows:

                                              1998                       1997                       1996
=================================================================================================================
                                                  Weighted                   Weighted                   Weighted
                                                   Average                    Average                    Average
                                                  Exercise                   Exercise                   Exercise
                                     Options        Price       Options        Price       Options        Price
=================================================================================================================
Outstanding -- beginning of year    1,417,654       $6.74      1,666,359      $ 8.86        355,758      $ 0.14
Granted                               966,500        7.33      1,124,342        5.87      1,548,329        9.76
Exercised                            (143,888)       4.00       (538,630)       4.62       (201,228)       0.14
Canceled                             (304,290)       9.00       (834,417)      11.18        (36,500)      13.61
Outstanding--end of year            1,935,976       $6.90      1,417,654      $ 6.74      1,666,359      $ 8.86
=================================================================================================================

The following table summarizes the stock options outstanding and exercisable as of December 31, 1998:

   Options            Options            Exercise
 Exercisable         Outstanding           Price
=========================================================
        --               5,555          $      0.14
   190,476             621,410           4.75  4.88
   316,928             752,278           5.00  7.06
   121,033             556,733          $7.25- 14.00
---------------------------------------------------------
   628,437           1,935,976
=========================================================

There are 439,649 options available for grant at December 31, 1998. There were 417,915 options exercisable at December 31, 1997 at a weighted-average exercise price of $6.44. The weighted-average fair value of options granted during 1997 and 1998 was $3.44 and $3.24, respectively. The weighted-average contractual life of options outstanding at December 31, 1997 and 1998 was 9.2 and 8.6 years, respectively.

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in April 1996. The Purchase Plan authorizes the issuance of up to a total of 225,000 shares of Common Stock to participating employees.

All full-time employees of the Company who have been employed by the Company for a minimum of twelve months, including directors of the Company who are employees, are eligible to participate in the Purchase Plan. On the first day of a designated payroll deduction period (the "Offering Period"), the Company will grant to each eligible employee who has elected to participate in the Purchase Plan an option to purchase shares of Common Stock as follows: the employee may authorize an amount (up to a maximum of 10% of such employee's regular pay) to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Purchase Plan, the option price is an amount equal to 90% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares which has an aggregate market value (determined on the last day of the Offering Period) in excess of $25,000. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering.

8.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                             Year Ended December 31,
                                                 ---------------------------------------------
(In thousands)                                        1998             1997            1996
==================================================================================================
Numerator for basic and fully diluted earnings
 per share:
Net income (loss) available to common shareholder  $ (1,800)        $ (1,116)       $   148
==================================================================================================
Denominator:
Denominator for basic earnings per share
weighted average shares                              16,274           14,007          8,352
--------------------------------------------------------------------------------------------------
Effect of dilutive securities:
Employee stock options                                   --               --            238
Conversion of preferred stock                            --               --          2,294
--------------------------------------------------------------------------------------------------
Dilutive potential common shares                         --               --          2,532
--------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share
adjusted weighted average shares and assumed
Conversion                                           16,274           14,007         10,884
==================================================================================================
Basic net income (loss) available to common
shareholder per common share                       $  (0.11)       $   (0.08)       $  0.02
==================================================================================================
Diluted net income (loss) available to common
shareholder per common share                       $  (0.11)           (0.08)          0.01
==================================================================================================

Options to purchase 1,935,976 shares of common stock were outstanding as of December 31, 1998 and were not included in the computation of diluted earnings per share because of the Company's net losses for those years.


9.  COMMITMENTS

Leases

The Company entered into a capital lease for $1.5 million in 1996 which was fully repaid in 1996 and entered into a capital lease for $3.2 million in 1997. The accumulated amortization of the assets under capital lease was $271,000 and $886,000 at December 31, 1997 and 1998, respectively. The Company also has non-cancelable operating lease commitments for office space, call center facilities, equipment and personnel. Rent and call center facility and equipment expense approximated $881,000 in 1996, $1.2 million in 1997, and $2.2 million in 1998.

Future minimum payments under non-cancelable capital leases and operating leases are as follows (in thousands):

                                                Capital      Operating
Year ending December 31,                        Leases        leases
========================================================================
1999                                             $1,145        $ 5,165
2000                                                562          3,446
2001                                                 --          2,814
2002                                                 --          2,641
2003                                                 --          1,543
------------------------------------------------------------------------
Total minimum lease payments                      1,707        $15,609
                                                            ============
Amounts representing interest                       109
-------------------------------------------------------
Present value of net minimum payments             1,598
Current portion                                   1,052
-------------------------------------------------------
                                                 $  546
=======================================================

The operating leases include $2.4 million per year payable through May 2003 for a call center facility and equipment. The Company has the option to buyout the lease for the call center facility and equipment beginning in May 1999 for $5.9 million.

Significant Contracts

In 1998, the Company entered into an agreement with a vendor to jointly develop two products for the Company. The Company will pay this vendor $1.7 million for the development effort and the exclusive license of the first product. In addition, the Company is required to pay $9 million for the second product during the next three years.

10. RELATED-PARTY TRANSACTIONS

Pursuant to a management agreement, the Company paid annual fees of $252,000 in 1996 to a management company affiliated with certain shareholders of the Company. This amount represents the payroll and certain benefit costs of six senior management personnel responsible for the operations of the Company.

The management agreement was terminated in March 1996 and the employees of the management company became employees of the Company. The management fees previously incurred by the Company under the management agreement closely approximate the actual payroll and related benefits currently being directly incurred by the Company, and the Company believes that these amounts are reasonable and comparable to those that would have been incurred with an unrelated third party. Additionally, the Company leased office space from another company affiliated with certain shareholders of the Company under a leasing arrangement which was terminated in August 1996. The Company recorded rent expense of $40,000 in 1996 in connection with this lease. Another company, affiliated with certain shareholders of the Company, received $462,000 in 1996 in connection with the repurchase of redeemable preferred stock of the affiliated company's investment and its accreted dividends.

               Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Boston Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP


Boston, Massachusetts
January 29, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  None.




                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


  The sections entitled "Election of Directors" and Reports Under Section 16(a) of the Exchange Act appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, set forth certain information with respect to the directors of the Company and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.


Item 11.  EXECUTIVE COMPENSATION

  The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers" and "Report of the Compensation Committee" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, set forth certain information with respect to the compensation of management of the Company and are incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers," and "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and are incorporated herein by reference.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8:

Consolidated Balance Sheets at December 31, 1998 and
1997..................................................................  25
Consolidated Statements of Operations  - Years ended December 31,
1998, 1997 and 1996...................................................  26
Consolidated Statements of Redeemable Preferred Stock & Shareholders'
Equity - Years ended December 31, 1998, 1997 and 1996.................  27
Consolidated Statements of Cash Flows -- Years ended December 31,
1998, 1997 and 1996...................................................  28
Notes to Consolidated Financial Statements............................  29

 (2)  Financial Statement Schedules

  Index to Consolidated Financial Statement Schedules

For the years ended December 31, 1998, 1997 and 1996:
  Schedule II - Valuation and Qualifying Accounts

All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

  (3) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

None

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.


                                          BOSTON COMMUNICATIONS GROUP, INC.


                                          By: /s/  E.Y. Snowden
                                              ----------------------------
                                                   E. Y. Snowden
                                                   President and Chief
                                                   Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                         Title           Date
  ---------                         -----           ----

/s/   E.Y. Snowden             President, Chief    March 29, 1999
--------------------------     Executive Officer
      E. Y. Snowden            and Director


/s/   Fritz E. von Mering      Vice President,     March 29, 1999
--------------------------     Executive Officer
      Fritz E. von Mering      and Director


/s/   Paul J. Tobin            Chairman of the     March 29, 1999
----------------------         Board of Directors
      Paul J. Tobin

  Signature                         Title           Date
  ---------                         -----           ----

/s/   Brian E. Boyle           Vice Chairman of    March 29, 1999
--------------------------     Board of Directors
      Brian E. Boyle


/s/   Jerrold D. Adams         Director            March 29, 1999
--------------------------
      Jerrold D. Adams


/s/   Craig L. Burr            Director            March 29, 1999
--------------------------
      Craig L. Burr


/s/   Paul R. Gudonis          Director            March 29, 1999
--------------------------
      Paul R. Gudonis


/s/   Gerald Segal             Director            March 29, 1999
--------------------------
      Gerald Segal


/s/   Mark J. Kington          Director            March 29, 1999
--------------------------
      Mark J. Kington

                                 EXHIBIT INDEX

Exhibit
   No.         Description
--------       -----------

3.1            Restated Articles of Organization of the Company, as amended/1/

3.3            Amended and Restated By-Laws of the Company./1/

10.2          +1996 Stock Option Plan./1/

10.3          +1996 Employee Stock Purchase Plan./1/

10.3.1        +Amendment Number 1, dated August 30, 1996, to 1996 Employee
               Stock Purchase Plan/2/

10.5 Billing and Related Services Agreement dated April 19, 1995 between the Company and OAN Services, Inc. ("OAN")./1/

10.10 License Agreement dated April 23, 1996 between the Company and MicroDimensions, Inc. /1/

10.11 Gateway Service Agreement dated June 5, 1995 between the Company and SNET Diversified Group, Inc./1/

10.12** Frontier Service Agreement dated June 6, 1996 between the Company and Frontier Communications of the West, Inc./2/

10.15 Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc./1/

10.15.1 Commercial Lease dated February 26, 1996 between the Company and Cummings Property Management, Inc. (Amendment No. 1)./2/

10.15.2 Amendment No. 2, dated August 8, 1996, to the commercial lease between the Company and Cummings Property Management, Inc./2/

10.15.3 Amendment No. 3, dated February 5, 1997, to the commercial lease between the Company and Cummings Property Management, Inc./2/

10.16 Lease dated November 30, 1994, as amended, between the Company and Teachers Realty Corporation./1/

10.17 Commercial/Industrial Lease dated September 27, 1995 between the Voice Systems Technology Inc. ("VST") and Schleuter Properties./1/

10.26 End-User Purchase and License Agreement between the Company and Teloquent Communications Corporation./1/

10.27 Software License and Services Agreement dated October 30, 1996 between the Company and Oracle Corporation./2/

10.28 Software License and Services Agreement dated September 24, 1996 between the Company and Oracle Corporation./2/

10.30 Registration Rights Agreement dated February 29, 1996 between the Company and Michael J. Buchel, Zuyus Investment Company, Peter T. Zuyus, Jr., Joseph Giegerich, Terrence G Hare III, J. Michael Looney and John M. Freese, Sr./3/

10.31 Amendment, dated December 16, 1996, to the Registration Rights Agreement, dated February 29, 1996./3/

10.32 Amendment, dated December 16, 1996, to the Registration Rights Agreement, dated February 29, 1996./3/

10.33 Commercial Lease dated April 1, 1997 between the Company and Cummings Properties Management, Inc./4/

10.34 Master Equipment Lease Agreement between Boston Communications Group, Inc. and Fleet Capital Corp. dated August 20, 1997./5/

10.36 Long Distance Service Agreement between Boston Communications Group, Inc. and AT&T Corp. dated July 10, 1997./5/

10.38 Billing and Related Services Agreement between the Company and AT&T Corp. dated October 14, 1997./6/

10.39 Agreement dated March 21, 1997 between the Company and Aspect Telecommunications Corporation./7/

10.40** Amendment No. 1, dated January 7, 1998 to the service agreement between the Company and Frontier Communications of the West, Inc./7/

10.41 Agreement dated February 9, 1998 between the Company and the University of Massachusetts at Lowell./7/

10.42 Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden./7/

10.43**        Agreement dated May 15, 1998 between the Company and ICT Group,
               Inc./8/

10.44** Agreement dated May 4, 1998 between the Company and Smartalk Teleservices, Inc./8/

10.45         +1998 Stock Incentive Plan

10.46*         Agreement dated October 6, 1998 between the Company and ICT
               Group, Inc.

10.47* Agreement between the Company and AG Communication Systems dated Nov. 16, 1998.

10.48* Agreement dated December 17, 1998 between MD Telecom, Inc. and the Company.

10.49 Amendment No. 4, dated December 4, 1998, to the commercial lease between the Company and Cummings Property Management, Inc.

21             Subsidiaries of the Registrant.

23             Consent of Ernst & Young LLP, Independent Auditors.

27             Financial Data Schedules.

--------------------

/1/ Incorporated by reference to the Company's Registration Statement on Form
    S-1 filed June 17, 1996 (File No. 333-4128)
/2/ Incorporated by reference to the Company's Form 10-K for the year ended
    December 31, 1996.
/3/ Incorporated by reference to the Company's Form 10-Q for the quarter ended
    March 31, 1997.
/4/ Incorporated by reference to the Company's Form 10-Q for the quarter ended
    June 30, 1997.
/5/ Incorporated by reference to the Company's Form 10-Q for the quarter ended
    September 30, 1997.
/6/ Incorporated by reference to the Company's Form 10-K for the year ended
    December 31, 1997.
/7/ Incorporated by reference to the Company's Form 10-Q for the quarter ended
    March 31, 1998.
/8/ Incorporated by reference to the Company's Form 10-Q for the quarter ended
    June 30, 1998.
/+/ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this Report.
/*/ Confidential treatment requested as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.
/**/Confidential treatment granted as to certain portions, which portions have been deleted and filed separately with the Securities and Exchange Commission.