Form 10-Q
period 1999-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 1999-05-13
CIK 1012887

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549
                                   FORM 10-Q

          (x) Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1999 or

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

As of April 28, 1999 the Company had outstanding 16,594,456 shares of common stock, $.01 par value per share.

                                     INDEX

                                                       PAGE NUMBER

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets..............................3

          Consolidated Statements of Operations....................4

          Consolidated Statements of Cash Flows....................5

          Notes to Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................8

          Certain Factors That May Affect Future Results..........14

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk....................................................18


PART II.  OTHER INFORMATION:


Item 1.   Legal Proceedings.......................................18

Item 6.   Exhibits and Reports on Form 8-K........................18

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   MARCH 31,           December 31,
                                                                     1999                  1998
ASSETS                                                               ----                  ----
Current assets:
Cash and cash equivalents                                          $ 17,748               $ 18,523
Short-term investments                                                8,107                  7,086
Accounts receivable, net of allowance for billing
  adjustments and doubtful accounts of $2,150 in 1999
  and $1,508 in 1998                                                 20,470                 18,432
Inventory                                                             4,917                  3,525
Deferred income taxes                                                 1,403                  1,564
Prepaid expenses and other assets                                       861                    823
                                                                   --------               --------
     Total current assets                                            53,506                 49,953

Property and equipment, net                                          38,938                 38,055

Goodwill, net                                                         3,309                  3,460
Other assets                                                            294                    292
                                                                   --------               --------
     Total assets                                                  $ 96,047               $ 91,760
                                                                   ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                 $  2,518               $    884
  Accrued expenses                                                   11,893                 10,124
  Income taxes payable                                                  464                    496
  Current maturities of capital lease obligations                     1,095                  1,052
                                                                   --------               --------
     Total current liabilities                                       15,970                 12,556

Capital lease obligations, net of current maturities                    390                    546

Shareholders' equity:
Preferred Stock, par value $.01 per share, 2,000,000
   Shares authorized, 0 shares issued and outstanding                     -                      -
Common Stock, voting, par value $.01 per share,
  35,000,000 shares authorized, 16,594,356 and
  16,436,028 shares issued in 1999 and 1998
  respectively                                                          166                    164
Additional paid-in capital                                           92,520                 91,683
Treasury stock  (101,420 shares, at cost)                              (673)                  (673)
Accumulated deficit                                                 (12,326)               (12,516)
                                                                   --------               --------
Total shareholders' equity                                           79,687                 78,658
                                                                   --------               --------
     Total liabilities and shareholders' equity                    $ 96,047               $ 91,760
                                                                   ========               ========

                       BOSTON COMMUNICATIONS GROUP, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  1999              1998
                                                                  ----              ----
Revenues:
  Prepaid wireless services                                      $ 7,872           $ 2,934
  Teleservices                                                     9,843             4,589
  Roaming services                                                 5,435             7,796
  System sales                                                     1,014             5,064
                                                                 -------           -------
                                                                  24,164            20,383

Expenses:
  Cost of service revenues                                        15,471            12,041
  Cost of system revenues                                            735             2,673
  Engineering, research and development                            1,263             1,403
  Sales and marketing                                              1,606             1,333
  General and administrative                                       1,640             1,414
  Depreciation and amortization                                    3,372             2,452
                                                                 -------           -------

Total operating expenses                                          24,087            21,316
                                                                 -------           -------

Operating income (loss)                                               77              (933)
Interest income                                                      274               386
                                                                 -------           -------

Income (loss) before income taxes                                    351              (547)
Provision (benefit) for income taxes                                 161              (208)
                                                                 -------           -------

Net income (loss) per common share                               $   190           $  (339)
                                                                 =======           =======

Basic net income(loss) per common share                          $  0.01           $ (0.02)
                                                                 =======           =======
Weighted average common shares outstanding                        16,442            16,255
                                                                 =======           =======
Diluted net income(loss) per common share                        $  0.01           $ (0.02)
                                                                 =======           =======
Weighted average common shares outstanding                        17,108            16,255
                                                                 =======           =======

                       BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     1999                 1998
                                                                     ----                 ----
OPERATING ACTIVITIES
Net income(loss)                                                   $   190              $  (339)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                                 3,372                2,452
      Deferred income taxes                                            161                    -
Changes in operating assets and liabilities:
          Accounts receivable                                       (2,038)              (3,942)
          Inventory                                                 (1,392)                 297
          Prepaid expenses and other assets                            (41)                (211)
          Accounts payable and accrued expenses                      3,403                  660
      Income taxes payable                                             (32)                (260)
                                                                   -------              -------

Net cash provided by (used in) operations                            3,623               (1,343)


INVESTING ACTIVITIES
Purchases of property and equipment                                 (3,915)              (2,549)
Sales of short-term investments                                      5,946                5,976
Purchases of short-term investments                                 (6,967)              (6,157)
                                                                   -------              -------

Net cash used in investing activities                               (4,936)              (2,730)


FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee
     stock purchase plan                                               839                   52
Repayment of capital leases                                           (301)                (278)
                                                                   -------              -------

Net cash provided by(used in) financing activities                     538                 (226)
                                                                   -------              -------

Decrease in cash and cash equivalents                                 (775)              (4,299)
Cash and cash equivalents at beginning of period                    18,523               23,601
                                                                   -------              -------
Cash and cash equivalents at end of period                         $17,748              $19,302
                                                                   =======              =======

Supplemental disclosure of non-cash transactions:
Capital lease obligations                                          $   188
                                                                   =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes to the Company's audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 1998.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands):

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                1999      1998
                                                                ----      ----
Numerator for basic and diluted earnings per share:
Net income (loss)                                            $    190   $  (339)
--------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per share -
weighted average shares                                        16,442    16,255
Effect of dilutive securities:
Employee stock options                                            666        --
--------------------------------------------------------------------------------
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversion        17,108    16,255
--------------------------------------------------------------------------------
Basic net income (loss) per common share                     $   0.01   $ (0.02)
--------------------------------------------------------------------------------
Diluted net income (loss) per common share                   $   0.01   $ (0.02)
--------------------------------------------------------------------------------

3. INVENTORY

   Inventories consisted of the following at (in thousands):

                                                  MARCH 31,          DECEMBER 31,
                                                    1999                 1998
                                                    ----                 ----
             Purchased parts                        $4,289               $2,690
             Work-in-process                           141                  835
             Finished goods                            487                    -
                                                    ------               ------
                                                    $4,917               $3,525
                                                    ======               ======

4. Segment Reporting

   Divisional Data
   ---------------
   (in thousands)

                                                Prepaid
   Three months ended                          Wireless                          Roaming
   March 31                                    Services       Teleservices      Services      Systems        Total
   -----------------------------------------------------------------------------------------------------------------
   1999
   ----
   Revenues                                     $ 7,872         $9,843            $5,435     $ 1,014       $24,164
   Gross margin                                   4,743          2,056               880         279         7,958
   Operating income (loss)                          587            536               146      (1,192)           77

   1998
   ----
   Revenues                                       2,934          4,589             7,796       5,064        20,383
   Gross margin                                     391            948             1,939       2,391         5,669
   Operating income (loss)                      $(3,075)        $ (320)           $1,106     $ 1,356       $  (933)

5. CONTINGENCIES

   In 1997, the Company received a letter from AT&T Wireless Services (AWS) stating that it believes that it is entitled to indemnification from the Company in respect to a certain claim presently pending in a case brought against AWS. The letter asserts that the claim gives rise to an obligation on the part of the Company to indemnify AWS. No legal action has been brought against the Company and no amount of potential damages has been specified. Management believes that the claim is without merit and that the outcome is unlikely to have a material impact on the financial condition of the Company.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

RESULTS OF OPERATIONS
---------------------

CONSOLIDATED RESULTS OF OPERATIONS

The Company's total revenues increased 19% from $20.4 million in the three months ended March 31, 1998 to $24.2 million in three months ended March 31, 1999. The growth was primarily attributable to a 168% increase in the Company's principal business, prepaid wireless, and a 114% increase in teleservices revenues. A 30% decline in roaming service revenues and an 80% decline in systems revenues partially offset the growth in prepaid wireless and teleservices.

The Company generated operating income of $77,000 during the quarter ended March 31, 1999 compared to an operating loss of $933,000 for the same period in the prior year. The increase in 1999 resulted from a significant improvement in the operating results of prepaid wireless services and teleservices, partially offset by a decline in operating income from the systems and roaming services divisions. The specifics of each division's revenues and operating results are discussed in greater detail below:

                                DIVISIONAL DATA

                                            Prepaid
                                            Wireless                  Roaming
Quarter ended March 31,                     Services       Teleservices      Services       Systems        Total
----------------------------------------------------------------------------------------------------------------
1999
----
Revenues                                    $ 7,872          $9,843            $5,435       $ 1,014      $24,164
Gross margin                                $ 4,743           2,056            $  880       $   279      $ 7,958
Gross margin percentage                          60%             21%               16%           28%          33%
Operating income (loss)                     $   587          $  536            $  146       $(1,192)     $    77
Percentage of total revenues                      7%              5%                3%         (118)%          0%

1998
----
Revenues                                    $ 2,934          $4,589            $7,796       $ 5,064      $20,383
Gross margin                                $   391          $  948            $1,939       $ 2,391      $ 5,669
Gross margin percentage                          13%             21%               25%           47%          28%
Operating income (loss)                     $(3,075)         $ (320)           $1,106       $ 1,356      $  (933)
Percentage of total revenues                   (105%)            (7)%              14%           27%          (5%)

PREPAID WIRELESS SERVICES DIVISION

Prepaid Wireless Services Division revenues increased 168% from $2.9 million in the first quarter of 1998 to $7.9 million in the first quarter of 1999. The Company's carrier customers began to more aggressively price and market prepaid services and also added many new markets to the C2C network to help stimulate this increase in revenues. As of March 31, 1999 there were approximately 1.2 million prepaid subscribers on the C2C network, compared to 377,000 subscribers at March 31, 1998, an increase of 218%. The revenue increase excluded more than $1.0 million due to two outages experienced on the C2C network resulting in performance penalties and the inability to bill certain revenues. The outages were the result of third party vendor software bugs that have been corrected and the Company has put controls in place to help identify any such future issues in advance. The

Company believes that these corrections and controls will minimize the likelihood of future outages. The Company has also incurred additional capital expenditures to further system redundancy in the near future that should significantly reduce downtime if an unforeseen outage occurs. However, there can be no assurances that additional outages will not occur or that any such outages will not have a material adverse effect on the Company's business, financial condition or results of operations.

Gross margins for the Prepaid Wireless Services Division improved from 13% of prepaid wireless services revenues in the first quarter of 1998 to 60% of prepaid wireless services revenues in the first quarter of 1999. The improvement resulted from the significant increase in prepaid wireless services revenues in 1999, without a corresponding increase in variable costs.

In the first quarter of 1999 the Prepaid Wireless Services Division generated operating income of $587,000, compared to an operating loss of $3.1 million in the first quarter of 1998. The operating losses incurred in 1998 were due to costs associated with expansion of the C2C network, including personnel costs and depreciation of telecommunications equipment and software. However, the increases in revenues and gross margin in 1999 more than offset these costs that are more fixed than variable, resulting in an operating profit.

TELESERVICES DIVISION

Teleservices Division revenues increased 114% from $4.6 million in the first quarter of 1998 to $9.8 million in the first quarter of 1999. The significant increase in Teleservices revenues resulted from new carrier customers, additional services provided to existing carrier customers and increased revenue generated from billing inquiry services provided to the Prepaid Division's carriers. Teleservices revenues from prepaid billing inquiry services were $1.2 million for the quarter ended March 31, 1998 and increased to $4.0 million for the quarter ended March 31, 1999.

Gross margins for the Teleservices Division were consistent for the quarters ended March 31, 1998 and 1999. Despite the significant increase in Teleservices Division revenues, the gross margin remained consistent due to increased costs resulting from the Company's plan to support new business in the Teleservices Division by leasing call center facilities, equipment and personnel from third parties that are classified entirely in cost of services. In the first quarter of 1998, a portion of these costs were classified as depreciation or general and administrative expenses.

Operating income for the Teleservices Division increased from an operating loss of $320,000 in the quarter ended March 31, 1998 to operating income of $536,000 in the quarter ended March 31, 1999. The increased revenue for the Teleservices Division absorbed more of the fixed sales, administrative and depreciation costs in the first quarter of 1999 compared to the same period in 1998.

ROAMING SERVICES DIVISION

Roaming services revenues decreased 30% from $7.8 million in the first quarter
of 1998 to $5.4 million in the first quarter of 1999.   The decrease in roaming
services revenues in 1999 was primarily attributable to fewer suspensions of inter-carrier automatic roaming agreements and some cannibalization of unregistered roaming use by prepaid wireless growth. In addition, demand for the Company's roaming service, whose premium rates are set by the Company's carrier customers, has been adversely affected by an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time as compared to prior periods.

Gross margins for the Roaming Services Division decreased from 25% of roaming services revenues in 1998 to 16% in 1999. The decrease was primarily a result of reduced roaming services revenues that could not absorb the fixed costs associated with this Division.

Operating income for the Roaming Services Division decreased from $1.1 million in 1998 to $146,000 in 1999. The decrease in 1999 was primarily a result of the reduction in gross margin and lower absorption of fixed operating and depreciation costs due to the decline in roaming services revenues.

SYSTEMS DIVISION

Systems revenues decreased 80% from $5.1 million in the first quarter of 1998 to $1.0 million in the first quarter of 1999. The decrease was due to the decline of orders for the Division's international prepaid systems. In addition, the first quarter of 1998 included an unusually large sale to a wireless carrier that was implementing prepaid wireless systems throughout South America.

Gross margins for the Systems Division decreased from 47% of systems revenues in the first quarter of 1998 to 28% in the first quarter of 1999. The decrease resulted from decreased systems revenue for the period that could not absorb fixed manufacturing overhead.

The operating income for the Systems Division decreased from operating income of $1.4 million in the first quarter of 1998 to an operating loss of $1.2 million in the first quarter of 1999. The decrease in 1999 was primarily a result of the reduced gross margin and lower absorption of fixed operating, depreciation and amortization costs due to the decline in systems revenue.


                                 OPERATING DATA

                                                                        1999                             1998
                                                                                 % OF TOTAL                      % OF TOTAL
($ in thousands)                                               TOTAL              REVENUES       TOTAL            REVENUES
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $24,164              100%        $20,383              100%
Engineering, research and development                            1,263                5%          1,403                7%
Sales and marketing                                              1,606                7%          1,333                7%
General and administrative                                       1,640                7%          1,414                7%
Depreciation and amortization                                    3,372               14%          2,452               12%

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses decreased as a percentage of total revenues from 7% to 5% for the quarter ended March 31, 1998 and 1999, respectively. This decrease primarily resulted from engineers devoting less time to developing and building out the C2C network infrastructure than they had in the prior year. Since these engineers are devoted to supporting the operations of the existing network, beginning in 1999 they are classified in cost of services.

SALES AND MARKETING EXPENSES

Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses remained consistent at 7% for the quarters ended March 31, 1998 and 1999. The increase in absolute dollars for the first quarter of 1999 related to new marketing and business development efforts for the Company. The Company expects to increase expenditures for sales, marketing and product management in the future to assist carriers with more prepaid marketing and distribution efforts. Such expenditures are expected to remain relatively consistent as a percentage of total revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include salaries and benefits of employees and expenses for other administrative support services provided to the Company. General and administrative expenses as a percentage of total revenues remained consistent at 7% for the quarters ended March 31, 1998 and 1999. General and administrative expenses increased from $1.4 million in the first quarter of 1998 to $1.6 million in the first quarter of 1999 due to increased personnel and other related costs to support the Company's growth.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense increased from 12% of total revenues in the first quarter of 1998 to 14% of total revenues in the first quarter of 1999. The increase in 1999 was due to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. This increase was partially offset by a decrease in depreciation as a percentage of Teleservices revenues since the growth in that business did not require significant new investments in technology. Rather, the growth was supported by an investment made in call center technology during 1997 and the change in the Company's plan to support the growth in Teleservices by leasing call center facilities, equipment and personnel from third parties and classifying those amounts entirely in cost of services. Although depreciation and amortization expense is not expected to increase as a percentage of revenues in 1999, these expenses are expected to increase in absolute dollars due to increased capital expenditures for telecommunications hardware and software, primarily related to new C2C features and functionality and the continued expansion of the C2C network.

INTEREST INCOME

Interest income decreased from $386,000 for the quarter ended March 31, 1998 to $274,000 in 1999. Interest income was earned from investments of the proceeds of the Company's public offerings and was offset slightly by interest expense from the Company's capital leases.

PROVISION (BENEFIT) FOR INCOME TAXES

The income tax benefit of $208,000 for the quarter ended March 31, 1998 yielded a 38% income tax benefit. Income tax expense of $161,000 for the quarter ended March 31, 1999 yielded a 46% income tax rate, as compared to the statutory rate of 40%. The Company's effective income tax rate is greater than the statutory rate due to the impact of non-deductible goodwill from the Company's acquisitions. The Company's effective income tax rate may be greater than 40% in future periods due to the continued impact of non-deductible goodwill.

The Company has recorded a net deferred tax asset for net operating loss carry forwards and other temporary differences based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments remained relatively consistent at $25.9 million at March 31, 1999 compared to $25.6 million at December 31, 1998. Net cash provided by operations of $3.6 million in 1999 was primarily generated from $3.4 million in depreciation and amortization expense, which resulted from the continued significant investment in telecommunications systems and equipment. The increase in accounts payable and accrued expenses of $3.4 million resulted from the timing of payments and was offset by increased accounts receivable due to the increased sales volume in 1999 and increased inventory. Inventory increased in the first quarter of 1999 due to the significant reduction in systems sales.

The Company's investing activities utilized $4.9 million of net cash in 1999. The Company expended $3.9 million in the first quarter of 1999, including $2.8 million for telecommunications systems equipment and software for expansion of the Company's C2C network. The Company also made $1.0 million in net purchases of short-term investments during the quarter. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen prepaid wireless services.

The Company's financing activities generated $538,000 in net cash during the quarter ended March 31, 1999, mainly due to proceeds from exercise of stock options, partially offset by payments of capital lease obligations.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations would be sufficient to finance the Company's operations for at least the next 18 months.

YEAR 2000

The Company is currently implementing enterprise-wide project and test plans to ensure that all products, services and support systems can fully process date/time data before, during, and after midnight, December 31, 1999, recognize the year 2000 as a Leap Year and maintain existing interoperability and interfaces with other devices already in use without any modifications or
changes in operations.   The Company is proactively managing its readiness by:

     1) Conducting comprehensive inventories of all hardware, software, telecommunications providers, and material third party relationships. This stage is complete and the process will continue to be updated during 1999.

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

The assessment process follows a method to focus on vendors/products that are most significant to the Company's operations with the intent to maximize the lead-time should any issues arise. For any systems that may need replacement, the Company will take the necessary steps to obtain, test and install qualified systems to ensure timely Year 2000 compliance.

In June 1998, the Company completed the re-write, redesign and implementation of its C2C prepaid system. The Company's development team devoted nearly one year to produce the necessary changes and included Year 2000 readiness as part of this process. Additionally, desktop hardware and software, call distribution systems and customer service handling software are 95% Year 2000 ready today.
To ensure Year 2000 readiness, the Company intends to upgrade these systems through vendor provided Year 2000 patches or purchases of new systems in the normal course of business during 1999. Core business teams for all divisions expect to examine all internal and external support systems including
facilities, finance and human resource components.   The Company has completed a
comprehensive on-site physical inventory and upgrade of all of its C2C nodes, of which Year 2000 readiness was a component. The remedial action required as a result of this inventory is minimal and expected to be implemented by September 30, 1999. In addition, BCGI has identified 40 UNIX servers that require upgrades to be ready for Year 2000, 10 of which have been updated and 3 that are scheduled for decommissioning. All necessary software for the remaining 27 UNIX servers has been obtained and the project is expected to be completed by June 30, 1999.

The Company licenses some of the software used to support the Company's services from only one source and these sources are small corporations. The Company is testing the software of such sources and continues to receive updates from these sources to achieve Year 2000 readiness. In the event that any of these sources are not ready by June 30, 1999, the Company will establish contingency plans to ensure there will be no adverse impact on operations. The Company has licensed the source code from one such vendor to aid the Company in Year 2000 readiness testing efforts for the ROAMERplus service.

In March 1999 the Company's Systems Division completed testing of its prepaid platform in use in several international markets and found that it was Year 2000 ready with no failures.

The Company is fully dependent on the services of multiple telecommunications providers. If these providers fail to deliver services because of Year 2000 issues or otherwise, the Company would be vulnerable to serious service failures and be exposed to liability to customers and third parties, including the
potential for significant lost revenue.   The Company is communicating with all
providers in order to assess this risk. Additionally, the Company will evaluate contingency options in the event of a failure by such providers. The Company has not currently developed any contingency plans for the services of these providers. In the event that tests reveal failures that cannot be remedied within the Company's timetable for readiness, contingency plans will be established.

The Company has spent significant amounts in research and development of its to ensure that its products and services are Year 2000 ready. In addition, during 1998 and through March 31, 1999 the Company has incurred and expensed approximately $440,000 in payroll, benefit and consulting costs for dedicated resources related to Year 2000 issues. The Company currently estimates additional costs of approximately $420,000 will be incurred in 1999 to resolve Year 2000 issues. The Company anticipates that the amounts and resources utilized to achieve Year 2000 readiness will not delay or reduce the resources available to complete other projects.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the trend of decreased suspensions of inter-carrier automatic roaming agreements, prepaid cannibalization of unregistered roaming and carrier marketing of one-rate registered roaming plans to reduce roaming service revenues, expenditures as a percentage or total revenues for sales, marketing and product management, greater costs of depreciation and amortization and an effective income tax rate greater than 40%. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C2C network, the ability of the Company's carrier customers to successfully continue to market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

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

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of wireless in favor of other services, could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all. The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the C2C network. Several of the Company's carrier customer contracts contain penalty clauses that provide for reductions in revenue for certain network outages. There can be no assurance that the Company will successfully support and enhance the C2C network effectively to avoid system outages and any associated loss in revenue, that the market for the Company's prepaid service will continue to develop, or that the Company's C2C network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C2C agreements it has secured with its carrier customers. Because C2C revenues are principally generated by prepaid subscriber minutes of use, the Company's C2C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. In addition, teleservices revenues associated with billing inquiry support for C2C carrier customers are becoming a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C2C subscriber base.

The Company has experienced outages on the C2C network which have resulted in performance penalties and unbilled revenue. Despite efforts to avoid outages in the future, there can be no assurance that future outages will not occur. Such outages can result in additional penalties and lost revenue for the Company. In addition, outages could damage the Company's reputation. The occurrence of one or more outages could have a material adverse effect on the company's business, operating results and financial condition.

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

The Company's operations are supported by many hardware components and software applications from third party vendors. There can be no assurances that these hardware components and software applications will function in accordance with specifications agreed upon by the Company and its vendors. If the hardware and software do not function as specified, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings
-------  -----------------

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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


Boston Communications Group, Inc.
-------------------------------------
(Registrant)


Date: May 10, 1999       By:     /s/ Karen A. Walker
                                 ------------------------------
                                 Karen A. Walker
                                 Vice President, Financial
                                 Administration (Principal
                                 Financial and Accounting
                                 Officer and Duly Authorized Officer)

Date: May 10, 1999       By:     /s/ Fritz von Mering
                                 ------------------------------
                                 Fritz von Mering
                                 Vice President, Corporate
                                 Development

              BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999



                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.    Description
-----------    -----------

27             Financial Data Schedule