Form 10-Q
period 1999-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 1999-08-13
CIK 1012887

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q

      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1999 or

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission file number: 0-28432

                        Boston Communications Group, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                         04-3026859
             -------------                         ----------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

                  100 Sylvan Road, Woburn, Massachusetts 01801
                  --------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (617)692-7000
        -----------------------------------------------------------------
       (Former name, former address, former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of August, 2 1999 the Company had outstanding 16,561,020 shares of common stock, $.01 par value per share.

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

          Consolidated Statements of Operations...................4

          Consolidated Statements of Cash Flows...................5

          Notes to Consolidated Financial Statements..............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................8

          Certain Factors That May Affect Future Results.........16
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk...................................................19

PART II.  OTHER INFORMATION:

Item 4.   Submission of Matters to a Vote of Security Holders....20
Item 6.   Exhibits and Reports on Form 8-K.......................20

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                         June 30,   December 31,
ASSETS                                                    1999          1998
                                                          ----          ----
Current assets:

Cash and cash equivalents                               $  17,466    $  18,523
Short-term investments                                      7,039        7,086
Accounts receivable, net of allowance for billing
  adjustments and doubtful accounts of $2,531 in 1999
  and $1,508 in 1998                                       23,163       18,432
Inventory                                                   3,922        3,525
Deferred income taxes                                         880        1,564
Prepaid expenses and other assets                           1,553          823
                                                        ---------    ---------
     Total current assets                                  54,023       49,953

Property and equipment, net                                43,622       38,055

Goodwill, net                                               3,157        3,460
Other assets                                                  361          292
                                                        ---------    ---------
     Total assets                                       $ 101,163    $  91,760
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                      $   2,283    $     884
  Accrued expenses                                         13,866       10,124
  Income taxes payable                                        464          496
  Current maturities of capital lease obligations           1,943        1,052
                                                        ---------    ---------
     Total current liabilities                             18,556       12,556

Capital lease obligations, net of current maturities        1,902          546

Shareholders' equity:

Preferred Stock, par value $.01 per share, 2,000,000
  Shares authorized, 0 shares issued and outstanding           --           --
Common Stock, voting, par value $.01 per share,
  35,000,000 shares authorized, 16,642,240 and
  16,436,028 shares issued in 1999 and 1998,
  respectively                                                166          164
Additional paid-in capital                                 92,876       91,683
Treasury stock  (101,420 shares, at cost)                    (673)        (673)
Accumulated deficit                                       (11,664)     (12,516)
                                                        ---------    ---------
Total shareholders' equity                                 80,705       78,658
                                                        ---------    ---------
     Total liabilities and shareholders' equity         $ 101,163    $  91,760
                                                        =========    =========

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                       Three months ended      Six months ended
                                             June 30,               June 30,
                                         1999       1998        1999       1998
                                         ----       ----        ----       ----
Revenues:
  Prepaid wireless services            $  9,731   $  4,043    $ 17,603   $  6,977
  Teleservices                           10,707      6,226      20,550     10,815
  Roaming services                        5,733      7,059      11,168     14,855
  System sales                            1,250      3,932       2,264      8,996
                                       --------   --------    --------   --------
                                         27,421     21,260      51,585     41,643

Expenses:
  Cost of service revenues               17,067     12,899      32,538     24,940
  Cost of system revenues                   863      2,180       1,598      4,853
  Engineering, research and
    development                           1,551      1,176       2,814      2,579
  Sales and marketing                     1,664      1,308       3,270      2,643
  General and administrative              1,794      1,469       3,434      2,883
  Depreciation and amortization           3,544      2,695       6,916      5,146
  Impairment of long-lived assets            --        698          --        698
                                       --------   --------    --------   --------

Total operating expenses                 26,483     22,425      50,570     43,742
                                       --------   --------    --------   --------

Operating income (loss)                     938     (1,165)      1,015     (2,099)
Interest income                             247        326         521        712
                                       --------   --------    --------   --------

Income (loss) before income taxes         1,185       (839)      1,536     (1,387)
Provision (benefit) for income taxes        523         --         684       (208)
                                       --------   --------    --------   --------

Net income (loss) per common share     $    662   $   (839)   $    852   $ (1,179)
                                       ========   ========    ========   ========

Basic net income(loss) per common
  share                                $   0.04   $  (0.05)   $   0.05   $  (0.07)
                                       ========   ========    ========   ========
Weighted average common shares
  outstanding                            16,502     16,269      16,472     16,262
                                       ========   ========    ========   ========

Diluted net income(loss) per common
  share                                $   0.04   $  (0.05)   $   0.05   $  (0.07)
                                       ========   ========    ========   ========
Weighted average common shares
  outstanding                            17,041     16,269      17,075     16,262
                                       ========   ========    ========   ========

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Six months ended
                                                                 June 30,
                                                             1999        1998
                                                             ----        ----
OPERATING ACTIVITIES

Net income(loss)                                           $    852    $ (1,179)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                           6,916       5,146
      Impairment of long-lived assets                            --         698
      Deferred income taxes                                     684          --
      Changes in operating assets and liabilities:
      Accounts receivable                                    (4,731)     (3,624)
      Inventory                                                (397)     (1,191)
      Prepaid expenses and other assets                        (801)       (147)
      Accounts payable and accrued expenses                   5,141          (9)
      Income taxes payable                                      (32)       (260)
                                                           --------    --------

Net cash provided by (used in) operations                     7,632        (566)

INVESTING ACTIVITIES
Purchases of property and equipment                          (9,305)     (4,393)
Sales of short-term investments                               9,963      12,119
Purchases of short-term investments                          (9,916)     (8,129)
                                                           --------    --------

Net cash used in investing activities                        (9,258)       (403)

FINANCING ACTIVITIES

Proceeds from exercise of stock options and employee
     stock purchase plan                                      1,195          74
Repayment of capital leases                                    (626)       (562)
                                                           --------    --------

Net cash provided by (used in) financing activities             569        (488)
                                                           --------    --------

Decrease in cash and cash equivalents                        (1,057)     (1,457)
Cash and cash equivalents at beginning of period             18,524      23,601
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 17,466    $ 22,144
                                                           ========    ========

Supplemental disclosure of non-cash transactions:
Capital lease obligations                                  $  2,873
                                                           ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual audited consolidated financial statements have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, including the footnotes, thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1998.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Earnings Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands):

                                                  Three Months             Six Months
                                                  Ended June 30          Ended June 30
                                                  -------------          -------------
                                                 1999       1998        1999       1998
                                                 ----       ----        ----       ----
-----------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per
share:
Net income (loss)                                  $662      $(839)       $852    $(1,179)
-----------------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per share -
weighted average shares                          16,502     16,269      16,472     16,262
Effect of dilutive securities:
Employee stock options                              539         --         603         --
-----------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed
conversion                                       17,041     16,269      17,075     16,262
-----------------------------------------------------------------------------------------
Basic net income (loss) per common share          $0.04     $(0.05)      $0.05     $(0.07)
-----------------------------------------------------------------------------------------
Diluted net income (loss) per common share        $0.04     $(0.05)      $0.05     $(0.07)
-----------------------------------------------------------------------------------------

3.    Inventory

      Inventories consisted of the following at (in thousands):

                                                  June 30,         December 31,
                                                    1999               1998
                                                    ----               ----
Purchased parts                                    $3,197             $2,690
Work-in-process                                       725                835
Finished goods                                         --                 --
                                                   ------             ------
                                                   $3,922             $3,525
                                                   ======             ======

4.    Segment Reporting

      Divisional Data
      (in thousands, except for percentages)

                                Prepaid
                               Wireless                   Roaming
Three months ended June 30,    Services   Teleservices    Services    Systems       Total
------------------------------------------------------------------------------------------
1999
Revenues                         $9,731      $10,707       $5,733      $1,250      $27,421
Gross margin                     $6,104       $2,081         $919        $387       $9,491
Gross margin percentage              63%          19%          16%         31%          35%
Operating income (loss)          $1,413         $475         $196     $(1,146)        $938
Percentage of total revenues         15%           4%           3%        (92)%          3%

1998
Revenues                         $4,043       $6,226       $7,059      $3,932      $21,260
Gross margin                     $1,396       $1,419       $1,614      $1,752       $6,181
Gross margin percentage              34%          23%          23%         45%          29%
Operating income (loss)         $(2,785)        $103         $793        $724      $(1,165)
Percentage of total revenues        (69)%          2%          11%         18%          (5)%

                                Prepaid
                               Wireless                   Roaming
Six months ended June 30,      Services   Teleservices    Services    Systems       Total
------------------------------------------------------------------------------------------
1999
Revenues                        $17,603      $20,550      $11,168      $2,264      $51,585
Gross margin                     10,847        4,137        1,799         666       17,449
Gross margin percentage              62%          20%          16%         29%          34%
Operating income (loss)           2,000        1,011          342      (2,338)       1,015
Percentage of total revenues         11%           5%           3%       (103)%          2%

1998
Revenues                         $6,977      $10,815      $14,855      $8,996      $41,643
Gross margin                      1,787        2,367        3,553       4,143       11,850
Gross margin percentage              26%          22%          24%         46%          28%
Operating income (loss)          (5,861)        (217)       1,899       2,080       (2,099)
Percentage of total revenues        (84)%         (2)%         13%         23%          (5)%

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Results of Operations

Consolidated Results of Operations

The Company's total revenues increased 29% from $21.3 million in the three months ended June 30, 1998 to $27.4 million in the three months ended June 30, 1999 and increased 24% from $41.6 million in the six months ended June 30, 1998 to $51.6 million in the six months ended June 30,1999. During the six month period, the growth was primarily attributable to a 141% increase in the Company's principal business, prepaid wireless, and a 72% increase in teleservices revenues. A 68% decline in systems revenues and an 19% decline in roaming services revenues partially offset the growth in prepaid wireless and teleservices.

The Company generated operating income of $938,000 during the three months ended June 30, 1999 compared to an operating loss of $1.2 million for the same period in the prior year. For the six months ended June 30, 1999, the Company generated operating income of $1.0 million compared to an operating loss of $2.1 million for the six months ended June 30, 1998. The increases in 1999 resulted from an improvement in the operating results of prepaid wireless services and teleservices, partially offset by a decline in operating income from the systems and roaming services divisions. The specifics of each division's revenues and operating results are discussed in greater detail below.

Prepaid Wireless Services Division

Prepaid Wireless Services Division revenues increased 141% from $4.0 million in the three months ended June 30, 1998 to $9.7 million in the three months ended June 30, 1999 and increased 152% from $7.0 million to $17.6 million for the six month periods ended June 30, 1998 and 1999, respectively. The Company's carrier customers began to more aggressively price and market prepaid services and also added many new markets to the C2C network to help stimulate these increases in revenues. As of June 30, 1999 there were approximately 1.36 million prepaid subscribers on the C2C network, compared to 487,000 subscribers at June 30, 1998, an increase of 177%.

The revenue increase excluded amounts for outages experienced on the C2C network that resulted in performance penalties and the inability to bill certain revenues. The Company has put controls in place to helpidentify such future outages in advance. These controls are designed to minimize the likelihood of future outages. The Company also invested additional capital to improve system redundancy that should significantly reduce downtime if an unforeseen outage occurs. However, there can be no assurances that additional outages will not occur or that any such outages will not have a material adverse effect on the Company's business, financial condition or results of operations.

Gross margins for the Prepaid Wireless Services Division improved from 34% of prepaid wireless services revenues in the three months ended June 30, 1998 to 63% in the three months ended June 30, 1999 and from 26% of prepaid wireless services revenues for the six months ended June 30, 1998 to 62% for the six months ended June 30, 1999. Because the costs associated with the prepaid division are generally fixed, the increase in prepaid wireless services revenues in 1999 did not have a corresponding increase in variable costs.

In the three months ended June 30, 1999, the Prepaid Wireless Services Division generated operating income of $1.4 million, compared to an operating loss of $2.8 million in the three months ended June 30, 1998 and operating income of $2.0 million for the six months ended June 30, 1999 compared to an operating loss of $5.9 million for the six months ended June 30, 1998. The operating losses incurred in 1998 were due to costs associated with expansion of the C2C network, including personnel costs and depreciation of telecommunications equipment and software. However, the increases in revenues and gross margin in 1999 more than offset these costs that are more fixed than variable, resulting in an operating profit.

Teleservices Division

Teleservices Division revenues increased 72% from $6.2 million in the three months ended June 30, 1998 to $10.7 million in the three months ended June 30, 1999 and increased 90% from $10.8 million for the three months ended June 30, 1998 to $20.5 million for the three months ended June 30,1999. The significant increases in Teleservices revenues resulted primarily from additional services provided to existing carrier customers and increased revenue generated from billing inquiry services provided to the Prepaid Division's carriers. Teleservices revenues from prepaid billing inquiry services were $1.2 million for the three months ended June 30, 1998 and increased to $4.0 million for the three months ended June 30, 1999 and were $2.3 million and $8.6 for the six months ended June 30, 1998 and 1999, respectively.

Gross margins for the Teleservices Division decreased from 23% of teleservices revenue for the three months ended June 30, 1998 to 19% for the three months ended June 30, 1999 and decreased from 22% for the six months ended June 30, 1998 to 20% for the six months ended June 30, 1999. Although the Division experienced a the significant increase in revenues, gross margins for the three and six month periods ended June 30, 1999 decreased due to increased upfront costs incurred to support growth and expansion into new call centers. These costs include labor and related costs to train new personnel and improve their skills to appropriate levels. In addition, the Company has outsourced certain teleservices programs to a third party and therefore costs that would typically be incurred as general and administrative and depreciation expenses are charged as costs of services, thereby reducing gross margin but not necessarily operating income.

Operating income for the Teleservices Division increased from $103,000 in the quarter ended June 30, 1998 to $475,000 in the quarter ended June 30, 1999 and increased from an operating loss of $217,000 for the six months ended June 30, 1998 to operating income of $1.0 million for the six months ended June 30, 1999. These improvements in operating income resulted from the increased revenue from the Teleservices Division, which absorbed more of the fixed sales, administrative and depreciation costs in the quarter and six months ended June 30, 1999 compared to the same periods in 1998.

Roaming Services Division

Roaming services revenues decreased 19% from $7.1 million in the second quarter of 1998 to $5.7 million in the second quarter of 1999 and decreased 25% from $14.9 million in the six months ended June 30, 1998 to $11.2 million for the six months ended June 30, 1999. The decreases in roaming services revenues in 1999 were primarily attributable to fewer suspensions of inter-carrier automatic roaming agreements and roaming customers taking advantage of prepaid wireless offerings in the marketplace. In addition, demand for the Company's roaming service, whose premium rates are set by the Company's carrier customers, has been adversely affected by an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time as compared to prior periods.

Gross margins for the Roaming Services Division decreased from 23% of roaming services revenues in the three months ended June 30, 1998 to 16% in the three months ended June 30, 1999 and decreased from 24% of roaming services revenues for the six month period ended June 30, 1998 to 16% for the six month period ended June 30, 1999. The decreases were primarily the result of reduced roaming services revenues that could not absorb the fixed costs associated with operating this Division.

Operating income for the Roaming Services Division decreased from $793,000 in the three months ended June 30, 1998 to $196,000 in the three months ended June 30, 1999 and decreased from $1.9 million for the six months ended June 30, 1998 to $342,000 for the same period in 1999. The decreases in 1999 were primarily a result of the reduction in gross margin and lower absorption of fixed operating and depreciation costs due to the decline in roaming services revenues.

Systems Division

Systems revenues decreased 68% from $3.9 million in the second quarter of 1998 to $1.3 million in the second quarter of 1999 and decreased 75% from $9.0 million for the six months ended June 30, 1998 to $2.3 million for the same period in 1999. The decreases were due to the decline in orders for the Division's international prepaid systems. In addition, the first quarter of 1998 included an unusually large sale to a wireless carrier that was implementing prepaid wireless systems throughout South America.

Gross margins for the Systems Division decreased from 46% of systems revenues in the June 30, 1998 to 31% in the three months ended June 30, 1999 and decreased from 46% of systems revenues for the six months ended June 30, 1998 compared to 29% for the six months ended June 30, 1999. The decreases resulted from decreased systems revenue for the period that could not absorb fixed manufacturing overhead.

Operating income for the Systems Division decreased from operating income of $724,000 in the three months ended June 30, 1998 to an operating loss of $1.1 million in the three months ended June 30, 1999 and decreased from operating income of $2.1 million for the six months ended June 30, 1998 to an operating loss of $2.3 million for the six months ended June 30, 1999. The decreases in 1999 were primarily a result of the low sales volume that caused lower gross margins and absorption of fixed operating, depreciation and amortization costs.

The Systems Division has generated losses during each of the last four quarters. In an effort to improve the results of this division, the Company has hired a new general manager with extensive wireless industry knowledge and international experience. The Company believes that this new general manager will help the Division in expanding its presence in the international market, while ensuring that corporate exposure to the under-performance of the Division is minimized. However, should these efforts not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's business, operating results and financial condition.

                                 Operating Data

                                                1999               1998
                                                      % of                % of
Three months ended June 30,                           Total               Total
($ in thousands)                         Total      Revenues   Total    Revenues
-------------------------------------------------------------------------------
Total revenues                           $27,421       100%  $21,260       100%
Engineering, research and development      1,551         6%    1,176         6%
Sales and marketing                        1,664         6%    1,308         6%
General and administrative                 1,794         7%    1,469         7%
Depreciation and amortization              3,544        13%    2,695        13%

                                                1999               1998
                                                      % of                % of
Six months ended June 30,                             Total               Total
($ in thousands)                         Total      Revenues   Total    Revenues
-------------------------------------------------------------------------------
Total revenues                           $51,585       100%  $41,643       100%
Engineering, research and development      2,814         5%    2,579         6%
Sales and marketing                        3,270         6%    2,643         6%
General and administrative                 3,434         7%    2,883         7%
Depreciation and amortization              6,916        13%    5,146        12%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses were 6% percentage of total revenue for each of the quarters ended June 30, 1998 and 1999 and decreased from 6% to 5% for the six months ended June 30, 1998 and 1999, respectively. The decrease for the six months primarily resulted from certain engineers devoting less time to developing and building out the C2C network infrastructure than they had in the prior year. Since these engineers began to support the operations of the existing network, beginning in 1999 they are classified in cost of services.

Sales and marketing expenses

Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses remained consistent at 6% for the three and six-month periods ended June 30, 1998 and 1999. The increases in absolute dollars for the quarter and six months ended June 30, 1999 primarily related to new marketing and business development efforts for the Company. The Company expects to continue to increase expenditures for sales, marketing and product management in the future to assist carriers with more prepaid marketing and distribution efforts. Such expenditures are expected to remain relatively consistent as a percentage of total revenues.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and expenses for other administrative support services provided to the Company. General and administrative expenses increased from $1.5 million in the three months ended June 30, 1998 to $1.8 million in the three months ended June 30, 1999 and increased from $2.9 million to $3.4 million for the six month periods ended June 30, 1998 and 1999, respectively, due to increased personnel and other related costs to support the Company's growth. General and administrative expenses as a percentage of total revenues remained consistent at 7% for the three and six-month periods ended June 30, 1998 and 1999.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense remained consistent at 13% of total revenues for the three months ended June 30, 1998 and 1999 and increased from 12% of total revenues in the six months ended June 30, 1998 to 13% of total revenues in the six months ended June 30, 1999. The increase in 1999 was primarily due to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. This increase was partially offset by a decrease in depreciation as a percentage of Teleservices revenues since most of the Division's growth was facilitated through outsourced call center facilities.

Beginning in the fourth quarter of 1998, the Company has primarily supported the growth in Teleservices by leasing call center facilities, equipment and personnel from third parties and classifying those amounts entirely in cost of services. Although depreciation and amortization expense is not expected to increase as a percentage of revenues in 1999, these expenses are expected to increase in absolute dollars due to increased capital expenditures for telecommunications hardware and software, primarily related to new C2C features and functionality and the continued enhancement and expansion of the C2C network.

Impairment of Long Lived Assets

During the quarter ended June 30, 1998, the Company recorded a pre-tax charge of $698,000 for an additional impairment loss on equipment that had been removed from operations.

Interest income

Interest income decreased from $326,000 for the quarter ended June 30, 1998 to $247,000 in 1999 and from $712,000 to $521,000 for the six month periods ended June 30, 1998 and 1999, respectively. Interest income was earned from investments of the proceeds of the Company's public offerings and was offset by interest expense from the Company's capital leases.

Provision (benefit) for income taxes

The income tax benefit for the six months ended 1998 yielded a 15% income tax benefit. Income tax expense of $523,000 and $684,000 for the quarter and six month period ended June 30, 1999 yielded a 44% and 45% income tax rate, respectively, as compared to the statutory rate of 40%. The Company's effective income tax rate is greater than the statutory rate due to the impact of non-deductible goodwill from the Company's acquisitions. The Company's effective income tax rate may be greater than 40% in future periods due to the continued impact of non-deductible goodwill.

The Company has recorded a net deferred tax asset for net operating loss carry forwards and other temporary differences based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased from $25.6 million at December 31, 1998 compared to $24.5 million at June 30, 1999. Net cash provided by operations of $7.6 million for the six months ended June 30, 1999 was primarily generated from $6.9 million in depreciation and amortization expense, which resulted from the continued significant investment in telecommunications systems and equipment. The increase in accounts payable and accrued expenses of $5.1 million resulted from the timing of payments and was offset by a $4.7 million increase in accounts receivable due to the increased sales volume in 1999.

The Company's investing activities utilized $9.3 million of net cash during the six-month period ended June 30, 1999 for purchases of property and equipment. In addition, $2.9 million in property and equipment was leased during the same period. These capital additions include $9.1 million for telecommunications systems equipment and software for expansion of the Company's C2C network. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen prepaid wireless services.

The Company's financing activities generated $569,000 in net cash during the six months ended June 30, 1999, due to proceeds from exercise of stock options, partially offset by payments of capital lease obligations. In addition, the Company entered into a lease for $3.5 million of which $2.7 million was funded as of June 30, 1999 to acquire certain telecommunication systems equipment.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.

Year 2000 Readiness Disclosure

The Company has implemented Y2K enterprise-wide projects and conducted tests to ensure that all products, services and support systems can fully process date/time data before, during, and after midnight December 31, 1999, recognize the year 2000 as a Leap Year and maintain existing interoperability and interfaces with other devices already in use without any modifications or changes in operations. The Company is managing its readiness by:

      1) Conducting and maintaining inventories of all hardware, software, telecommunications providers, and material third party relationships. This stage is complete and the process will continue to be updated during 1999.

      2) Seeking compliance certification from each vendor through direct communication. The Company is conducting unit, regression, interoperability, and call flow tests wherever possible. Dedicated resourcesmanage this comprehensive effort.

      3) Implementing test plans that are supported by doctorate level technical consultants and dedicated QA equipment and personnel that are examining multiple static and rollover date scenarios.

In June 1998, the Company completed the re-write, redesign and implementation of its C2C prepaid system. The Company's development team devoted nearly one year to produce the necessary changes and included Year 2000 readiness as part of this process. Additionally, desktop hardware and software, call distribution systems and customer service handling software are Year 2000 ready today. To ensure Year 2000 readiness, the Company has upgraded these systems through vendor-provided Year 2000 patches or purchases of new systems during the normal course of business. Core business teams for all divisions have examined internal and external support systems including facilities, finance and human resource components. The Company has completed a comprehensive on-site physical inventory and upgraded all of its C2C nodes, of which Year 2000 readiness was a component. The remedial action required as a result of this inventory was minimal and was completed before June 30, 1999. In addition, BCGI has upgraded all servers for core services to be Year 2000 ready.

As of June 30, 1999 the Prepaid, Teleservices, Roaming and Systems Divisions have successfully completed Year 2000 readiness testing of all systems and applications owned and operated by the Company to provide core services. Many of these tests were conducted in conjunction with some of the Company's major customers and telecommunications vendors. The remaining administrative systems and applications are currently being tested for Year 2000 readiness and expect to be Year 2000 ready by September 30, 1999.

The Company is fully dependent on the services of multiple telecommunications providers. If these providers fail to deliver services because of Year 2000 issues or otherwise, the Company would be vulnerable to serious service failures and be exposed to liability to customers and third parties, including the potential for significant lost revenue. The Company is communicating with all providers in order to assess this risk. These telecommunications providers have either announced their networks as currently Year 2000 compliant or will be by September 1999. Additionally, the Company will evaluate contingency options in the event of a failure by such providers. The Company has not currently developed any contingency plans for the services of these providers. In the event that tests reveal failures that cannot be remedied within the Company's timetable for readiness, contingency plans will be established.

The Company has spent significant amounts in research and development to ensure that its products and services are Year 2000 ready. In addition, during 1998 and through June 30, 1999 the Company has incurred and expensed approximately $710,000 in payroll, benefit and consulting costs for dedicated resources related to Year 2000 issues. The Company currently estimates additional costs of approximately $230,000 will be incurred in 1999 to resolve Year 2000 issues. The Company anticipates that the amounts and resources utilized to achieve Year 2000 readiness will not delay or reduce the resources available to complete other projects.

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

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the trend of decreased suspensions of inter-carrier automatic roaming agreements, roaming customers taking advantage of prepaid wireless offerings in the marketplace and carrier marketing of one-rate registered roaming plans to reduce roaming service revenues, expenditures for sales, marketing and product management, greater costs of depreciation and amortization and an effective income tax rate greater than 40%. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C2C network, the ability of the Company's carrier customers to successfully continue to market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

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

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced an operating loss in 1997 and the first three quarters of 1998, primarily due to expenses associated with the development and expansion of its C2C network. In addition, the Company's Systems Division has experienced operating losses during each of the last four quarters due to fewer sales of international prepaid systems. The Company's quarterly operating results may vary significantly depending on a number of factors including, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

The Company has recently taken steps in an attempt to improve the results of the Systems Division, which has generated losses during each of the last four quarters. However, should these efforts not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. The Company expects that demand for its roaming services will continue to decline as fewer inter-carrier roaming agreements are suspended, roaming customers taking advantage of prepaid wireless offerings in the marketplace and carriers more frequently offer one-rate roaming plans. In addition, prepaid wireless and PCS services are relatively new services in new markets, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of wireless in favor of other services, could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all. The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the C2C network. Several of the Company's carrier customer contracts contain penalty clauses that provide for reductions in revenue for certain network outages. There can be no assurance that the Company will successfully support and enhance the C2C network effectively to avoid system outages and any associated loss in revenue, that the market for the Company's prepaid service will continue to develop, or that the Company's C2C network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C2C agreements it has secured with its carrier customers. Because C2C revenues are principally generated by prepaid subscriber minutes of use, the Company's C2C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. Revenues from the Company's C2C network are dependent on the ability to retain subscribers on the network (i.e. churn rate) and there can be no assurance that the Company's churn rate will not increase which would result in reductions in related revenues. In addition, teleservices revenues associated with billing inquiry support for C2C carrier customers are becoming a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C2C subscriber base.

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

The Company has expanded its operations rapidly, creating significant demands on the Company's administrative, operational, development and financial personnel and other resources. In addition, the growth of the Company's Teleservices Division is dependent on recruiting, training and retaining employees to perform customer services responsibilities. Teleservices has also outsourced a portion of its call center operations to a third party vendor who is responsible for certain operational functions, including hiring, training and retaining employees. There can be no assurance that the vendor will continue to be able to meet the Company's existing and future needs effectively. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected.

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

The Company is actively addressing the concerns of its operations with respect to Year 2000 issues. Company management, with the assistance of consultants, is implementing an enterprise-wide project to identify systems, equipment, vendors and customers that may be affected by the Year 2000 issues and to develop a comprehensive plan to be in compliance with the Year 2000 issues prior December 31, 1999. The Company expects to make the necessary changes to be Year 2000 ready, but there can be no assurances that the Company will adequately identify all Year 2000 issues and the associated costs and expenses in a timely manner. Also, there can be no assurance that such costs and expenses will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders

            The Company held the 1999 Annual Meeting of Shareholders (the "Annual Meeting") on May 20, 1999. At the Annual Meeting, the following actions were taken:

            1. The shareholders elected Paul J. Tobin, E.Y. Snowden, and Brian E. Boyle as Class III Directors of the Company to serve 3 year terms. The table below outlines the voting results:

                                              Number of Shares/Votes
                                              ----------------------
                                            For               Withheld
                                            ---               --------

                  Paul J. Tobin             13,709,920         54,289
                  E. Y. Snowden             13,708,670         55,539
                  Brian E. Boyle            13,709,920         54,289

                  In addition, Fritz von Mering, Paul Gudonis, Mark Kington, Craig Burr, Gerald Segel and Jerrold Adams are continuing directors of the Company.

            2. The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 13,743,676 shares of Common Stock for, 8,561 shares of Common Stock against and 11,972 shares of Common Stock abstained.

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

      Boston Communications Group, Inc.
      ---------------------------------
      (Registrant)

      Date: August 11, 1999      By: /s/ Karen A. Walker
                                     -------------------
                                     Karen A. Walker
                                     Vice President, Financial
                                     Administration and Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED March 31, 1999

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

10.50 Master Equipment Lease between Boston Communications Group and Fleet Capital Corp. dated May 17, 1999

27                Financial Data Schedule