Form 10-Q
period 1999-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 1999-11-15
CIK 1012887

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q

      (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999 or

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

As of November 1, 1999, the Company had outstanding 16,598,454 shares of common stock, $.01 par value per share.

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

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk...................................................19

PART II.  OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K.......................20

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                        September 30,  December 31,
ASSETS                                                      1999           1998
                                                            ----           ----
Current assets:

Cash and cash equivalents                                 $ 13,856     $ 18,523
Short-term investments                                       9,011        7,086
Accounts receivable, net of allowance for billing
  adjustments and doubtful accounts of $2,092 in 1999
  and $1,508 in 1998                                        25,630       18,432
Inventory                                                    2,182        3,525
Deferred income taxes                                        1,564        1,564
Prepaid expenses and other assets                            1,329          823
                                                          --------     --------
     Total current assets                                   53,572       49,953

Property and equipment, net                                 44,400       38,055

Goodwill, net                                                3,006        3,460
Other assets                                                   360          292
                                                          --------     --------
     Total assets                                         $101,338     $ 91,760
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                        $  1,184     $    884
  Accrued expenses                                          16,706       10,124
  Income taxes payable                                         486          496
  Current maturities of capital lease obligations            1,936        1,052
                                                          --------     --------
     Total current liabilities                              20,312       12,556

Capital lease obligations, net of current maturities         2,233          546

Shareholders' equity:
Preferred Stock, par value $.01 per share, 2,000,000
   Shares authorized, 0 shares issued and outstanding           --           --
Common Stock, voting, par value $.01 per share,
  35,000,000 shares authorized, 16,699,899 and
  16,436,028 shares issued in 1999 and 1998,
  respectively                                                 167          164
Additional paid-in capital                                  93,178       91,683
Treasury stock  (101,420 shares) at cost                      (673)        (673)
Accumulated deficit                                        (13,879)     (12,516)
                                                          --------     --------
Total shareholders' equity                                  78,793       78,658
                                                          --------     --------
     Total liabilities and shareholders' equity           $101,338     $ 91,760
                                                          ========     ========

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                            Three months ended   Nine months ended
                                                September 30,       September 30,
                                               1999      1998      1999      1998
                                               ----      ----      ----      ----
Revenues:
  Prepaid wireless services                  $ 9,115   $ 5,010   $26,718   $11,987
  Teleservices                                10,088     7,514    30,638    18,329
  Roaming services                             5,956     7,097    17,124    21,952
  System sales                                   955     1,547     3,219    10,543
                                             -------   -------   -------   -------
                                              26,114    21,168    77,699    62,811

Expenses:
  Cost of service revenues                    17,651    13,684    50,189    38,624
  Cost of system revenues                        728     1,363     2,326     6,216
  Cost of system revenues-one-time charge      1,824        --     1,824        --
  Engineering, research and development        1,632     1,426     4,446     4,005
  Sales and marketing                          1,498     1,387     4,768     4,028
  General and administrative                   1,985     1,572     5,419     4,455
  Depreciation and amortization                3,921     2,908    10,837     8,056
  Impairment of long-lived assets                 --        --        --       698
                                             -------   -------   -------   -------

Total operating expenses                      29,239    22,340    79,809    66,082
                                             -------   -------   -------   -------

Operating loss                                (3,125)   (1,172)   (2,110)   (3,271)
Interest income                                  227       331       748     1,043
                                             -------   -------   -------   -------

Loss before income taxes                      (2,898)     (841)   (1,362)   (2,228)
Provision (benefit) for income taxes            (684)      208        --        --
                                             -------   -------   -------   -------

Loss per common share                        $(2,214)  $(1,049)  $(1,362)  $(2,228)
                                             =======   =======   =======   =======

Basic and diluted net loss per common share  $ (0.13)  $ (0.06)  $ (0.08)  $ (0.14)
                                             =======   =======   =======   =======
Weighted average common shares outstanding    16,575    16,277    16,506    16,267
                                             =======   =======   =======   =======

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine months ended
                                                               September 30,
                                                              1999       1998
                                                              ----       ----
OPERATING ACTIVITIES
Net loss                                                   $ (1,362)  $ (2,228)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                          10,837      8,054
      Impairment of long-lived assets                            --        698
      One-time charge                                         1,824         --
      Changes in operating assets and liabilities:
      Accounts receivable                                    (7,198)    (6,516)
      Inventory                                                (134)    (2,045)
      Prepaid expenses and other assets                        (576)      (129)
      Accounts payable and accrued expenses                   6,535      1,542
      Income taxes payable                                      (10)       (10)
                                                           --------   --------

Net cash provided by (used in) operations                     9,916       (634)

INVESTING ACTIVITIES
Purchases of property and equipment                         (13,086)    (7,044)
Sales of short-term investments                              13,897     15,113
Purchases of short-term investments                         (15,822)    (9,188)
                                                           --------   --------

Net cash used in investing activities                       (15,011)    (1,119)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee
     stock purchase plan                                      1,498        155
Purchase of treasury stock                                       --       (301)
Repayment of capital lease obligations                       (1,070)      (844)
                                                           --------   --------

Net cash provided by (used in) financing activities             428       (990)
                                                           --------   --------

Decrease in cash and cash equivalents                        (4,667)    (2,743)
Cash and cash equivalents at beginning of period             18,523     23,601
                                                           --------   --------
Cash and cash equivalents at end of period                 $ 13,856   $ 20,858
                                                           ========   ========

Supplemental disclosure of non-cash transactions:
Capital lease obligations                                     3,641

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

2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands):

                                                     Three Months          Nine months
                                                  Ended September 30,   Ended September 30,
                                                    1999       1998       1999       1998
------------------------------------------------------------------------------------------
Numerator for basic and diluted loss per share:
Net loss                                          $(2,214)   $(1,049)   $(1,362)   $(2,228)
------------------------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per share -         16,575     16,277     16,506     16,267
weighted average shares
Effect of dilutive securities:
Employee stock options                                 --         --         --         --
------------------------------------------------------------------------------------------
Denominator for diluted earnings per share
adjusted weighted average shares and assumed
conversion                                         16,575     16,277     16,506     16,267
------------------------------------------------------------------------------------------
Basic and diluted net loss per common share        $(0.13)    $(0.06)    $(0.08)    $(0.14)
------------------------------------------------------------------------------------------

3.   Inventory

     Inventories consisted of the following at (in thousands):

                                                September 30,  December 31,
                                                     1999          1998
                                                    -----          ----
                    Purchased parts                $1,714         $2,690
                    Work-in-process                   468            835
                    Finished goods                     --             --
                                                       --             --
                                                   ------         ------
                                                   $2,182         $3,525
                                                   ======         ======

4.   Segment Reporting

     Divisional Data
     (in thousands, except for percentages)

                                Prepaid
Three months ended             Wireless                   Roaming
September 30,                  Services  Teleservices    Services     Systems        Total
------------------------------------------------------------------------------------------
1999
Revenues                         $9,115       $10,088      $5,956        $955       26,114
Gross margin                      5,173         1,233       1,102      (1,597)       5,911
Gross margin percentage              57%           12%         19%       (167)%         23%
Operating income (loss)              15          (417)        351      (3,074)      (3,125)
Percentage of total revenues          0%           (4)%         6%       (322)%        (12)%

1998
Revenues                         $5,010        $7,514      $7,097      $1,547       21,168
Gross margin                      2,513         1,855       1,569         184        6,121
Gross margin percentage              50%           25%         22%         12%          29%
Operating income (loss)          (1,378)          432         718        (944)      (1,172)
Percentage of total revenues        (28)%           6%         10%        (61)%         (6)%

                                Prepaid
Nine months ended              Wireless                  Roaming
September 30,                  Services  Teleservices   Services     Systems        Total
-----------------------------------------------------------------------------------------
1999
Revenues                         26,718        30,638     17,124       3,219       77,699
Gross margin                     16,020         5,370      2,901        (931)      23,360
Gross margin percentage              60%           18%        17%        (29)%         30%
Operating income (loss)           2,015           594        693      (5,412)      (2,110)
Percentage of total revenues          8%            2%         4%       (168)%         (3)%

1998
Revenues                         11,987        18,329     21,952      10,543       62,811
Gross margin                      4,300         4,222      5,122       4,327       17,971
Gross margin percentage              36%           23%        23%         41%          29%
Operating income (loss)          (7,239)          215      2,617       1,136       (3,271)
Percentage of total revenues        (60)%           1%        12%         11%          (5)%

5.    One-Time Charge

      In September 1999, the Company recorded a one-time charge of $1.8 million as a result of the reorganization of the Systems Division. The charge primarily relates to expenses associated with the reorganization of the Systems Division including inventory write-downs and severance.

6.    Subsequent Events

      In October 1999, the Company terminated a services agreement with a third party who leased and operated call center equipment and a facility on behalf of the Company. The leases were assigned to the Company, resulting in capital additions of approximately $2.7 million. In addition, the Company will prepay rent of $2.4 million over the next 12 months for the remaining 48 months on the facility lease.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Consolidated Results of Operations

The Company's total revenues increased 23% from $21.2 million in the three months ended September 30, 1998 to $26.1 million in the three months ended September 30, 1999 and increased 24% from $62.8 million in the nine months ended September 30, 1998 to $77.7 million in the nine months ended September 30, 1999. During the nine-month period ended September 30, 1999, the growth was primarily attributable to a 123% increase in the Company's principal business, prepaid wireless, and a 67% increase in teleservices revenues. A 70% decline in systems revenues and a 22% decline in roaming services revenues during the nine-month period ended Septemeber 30, 1999 partially offset the growth in prepaid wireless and teleservices.

The Company generated an operating loss of $3.1 million during the three months ended September 30, 1999 compared to an operating loss of $1.2 million for the same period in the prior year. For the nine months ended September 30, 1999, the Company generated an operating loss of $2.1 million compared to an operating loss of $3.3 million for the nine months ended September 30, 1998. The operating loss during the three months ended September 30, 1999 included the $1.8 million one-time charge due to the reorganization of the Systems Division. For the three-month periods, the improved results for prepaid wireless services were offset by a decline in operating income for the other divisions. For the nine-month periods, the improvement in the operating results of prepaid wireless services and teleservices was partially offset by a decline in operating income from the systems and roaming services divisions. The specifics of each division's revenues and operating results are discussed in greater detail below.

Prepaid Wireless Services Division

Prepaid Wireless Services Division revenues increased 82% from $5.0 million in the three months ended September 30, 1998 to $9.1 million in the three months ended September 30, 1999 and increased 123% from $12.0 million to $26.7 million for the nine month periods ended September 30, 1998 and 1999, respectively. The Company's carrier customers began to more aggressively price and market prepaid services and also added many new markets to the C2C network to help stimulate these increases in revenues. Increased usage continues to result in certain carriers achieving volume price discounts that, along with contractual renewals, yield lower revenue rates per minute of usage. In addition, lower minutes of usage per subscriber were generated compared to the same periods in prior year. As of September 30, 1999 there were approximately
1.47 million prepaid subscribers on the C2C network, compared to 623,000 subscribers at September 30, 1998, an increase of 136%.

The revenue increase excludes performance penalties incurred during the three month period ended September 30, 1999 as a result of outages experienced on the C2C network due to hardware failures. The Company has been working closely with its critical vendors to correct the hardware failures, improve support and minimize the likelihood of future outages. The Company continues to invest additional capital to improve system redundancy that should reduce downtime if an unforeseen outage occurs. However, there can be no assurances that additional outages will not occur or that any such outages will not have a material adverse effect on the Company's business, financial condition or results of operations.

Gross margins for the Prepaid Wireless Services Division improved from 50% in the three months ended September 30, 1998 to 57% in the three months ended September 30, 1999 and from 36% for the nine months ended September 30, 1998 to 60% for the nine months ended September 30, 1999. Because the costs associated with the prepaid division are generally fixed, the increase in prepaid wireless services revenues in 1999 did not have a corresponding increase in variable costs.

In the three months ended September 30, 1999, the Prepaid Wireless Services Division generated operating income of $15,000 compared to an operating loss of $1.4 million in the three months ended September 30, 1998 and operating income of $2.0 million for the nine months ended September 30, 1999 compared to an operating loss of $7.2 million for the nine months ended September 30, 1998. The operating losses incurred in 1998 were due to costs associated with the expansion of the C2C network, including personnel costs and depreciation of telecommunications equipment and software. Although depreciation and other operating costs increased in 1999 to support the expanded system, the increases in revenues and gross margin in 1999 more than offset these costs that are more fixed than variable, resulting in an operating profit.

Teleservices Division

Teleservices Division revenues increased 34% from $7.5 million in the three months ended September 30, 1998 to $10.1 million in the three months ended September 30, 1999 and increased 67% from $18.3 million for the nine months ended September 30, 1998 to $30.6 million for the nine months ended September 30, 1999. The significant increases in Teleservices revenues resulted primarily from additional services provided to existing carrier customers and increased revenue generated from billing inquiry services provided to the Prepaid Division's carrier customers. As a result of changing customer needs and a recently developed distributed architecture that will enable carriers to use the Company's proprietary software to deliver prepaid billing inquiry in-house, the Company anticipates that Teleservices revenues will decrease. Teleservices revenues from prepaid billing inquiry services were $2.2 million for the three months ended September 30, 1998 and increased to $4.5 million for the three months ended September 30, 1999 and were $5.1 million and $13.0 for the nine months ended September 30, 1998 and 1999, respectively.

Gross margins for the Teleservices Division decreased from 25% of Teleservices revenue for the three months ended September 30, 1998 to 12% for the three months ended September 30, 1999 and decreased from 23% for the nine months ended September 30, 1998 to 18% for the nine months ended September 30, 1999. Although the Teleservices Division experienced a significant increase in revenues, gross margins for the three and nine month periods ended September 30, 1999 decreased due to penalties incurred from a software problem resulting in calls going unanswered, along with increased upfront costs incurred to support growth and expansion into new and existing call centers. These costs include labor and related costs to train new personnel and improve their skills to appropriate levels. In addition, the Company has outsourced certain Teleservices programs to a third party and therefore costs that would typically be incurred as general and administrative and depreciation expenses are charged as costs of services, thereby reducing gross margins but not necessarily operating income. The Company also assumed certain call center equipment capital leases in October 1999 which are expected to improve margins in future quarters since these expenses will no longer be classified as cost of services but instead will be classified as depreciation expense. In addition, the Company has relocated substantially all of its call center operations to lower cost labor markets that should also improve gross margins.

The Teleservices Division generated operating income of $432,000 for the three months ended September 30, 1998 compared to an operating loss of $417,000 in the three months ended September 30, 1999 and increased from operating income of $215,000 for the nine months ended September 30, 1998 to $594,000 for the nine months ended September 30, 1999. For the three-month period ended September 30, 1999, the operating loss was generated mainly due to a software problem resulting in calls going unanswered, along with the loss of a customer whose customer care was merged into an acquiring company's operations. For the nine month period ended September 30, 1999, the improvement in operating income resulted from the increased revenue from the Teleservices Division, which absorbed more of the fixed sales, administrative and depreciation costs compared to the same periods in 1998.

Roaming Services Division

Roaming services revenues decreased 16% from $7.1 million in the three months ended September 30, 1998 to $6.0 million in the three months ended September 30, 1999 and decreased 22% from $22.0 million in the nine months ended September 30, 1998 to $17.1 million for the nine months ended September 30, 1999. The decreases in roaming services revenues in 1999 were primarily attributable to consolidation of wireless carriers which is causing their automatic roaming footprints to expand, fewer suspensions of inter-carrier automatic roaming agreements and customers taking advantage of prepaid wireless offerings in the marketplace. In addition, demand for the Company's roaming service, whose premium rates are set by the Company's carrier customers, has been adversely affected by lower priced one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time as compared to prior periods.

Gross margins for the Roaming Services Division decreased from 22% of roaming services revenues in the three months ended September 30, 1998 to 19% in the three months ended September 30, 1999 and decreased from 23% of roaming services revenues for the nine month period ended September 30, 1998 to 17% for the nine month period ended September 30, 1999. The decreases were primarily the result of reduced roaming services revenues that could not absorb the fixed costs associated with operating this Division.

Operating income for the Roaming Services Division decreased from $718,000 in the three months ended September 30, 1998 to $351,000 in the three months ended September 30, 1999 and decreased from $2.6 million for the nine months ended September 30, 1998 to $693,000 for the same period in 1999. The decreases in 1999 were primarily a result of the reduction in gross margin and lower absorption of fixed operating and depreciation costs due to the decline in roaming services revenues.

Systems Division

Systems revenues decreased 38% from $1.5 million in the third quarter of 1998 to $955,000 in the third quarter of 1999 and decreased 70% from $10.5 million for the nine months ended September 30, 1998 to $3.2 million for the same period in 1999. The decreases were due to the decline in orders for the Division's international prepaid systems. In addition, the first quarter of 1998 included an unusually large sale to a wireless carrier that was implementing prepaid wireless systems throughout South America.

Gross margins for the Systems Division decreased from 12% of systems revenues in the September 30, 1998 to (167%) in the three months ended September 30, 1999 and decreased from 41% of systems revenues for the nine months ended September 30, 1998 compared to (29%) for the nine months ended September 30, 1999. The decreases resulted from decreased systems revenue for the period that could not absorb fixed manufacturing overhead. In addition, during the third quarter of 1999, the Company reorganized the Systems Division and in conjunction with the reorganization recorded a one-time charge of $1.8 million. The charge principally relates to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs. The Company believes that the reorganization will help position the Division to expand its presence in the international market, while ensuring that corporate exposure to the under-performance of the Division is minimized. However, should the reorganization not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's business, operating results and financial condition.

Operating income (loss) for the Systems Division decreased from an operating loss of $944,000 in the three months ended September 30, 1998 to an operating loss of $3.1 million in the three months ended September 30, 1999 and decreased from operating income of $1.1 million for the nine months ended September 30, 1998 to an operating loss of $5.4 million for the nine months ended September 30, 1999. The decreases in 1999 were primarily a result of the one-time charge along with the low sales volume that caused lower gross margins and less absorption of fixed operating, depreciation and amortization costs.

                                 Operating Data

                                                1999                1998
                                                     % of                % of
Three months ended September 30,                     Total               Total
($ in thousands)                         Total     Revenues   Total    Revenues
--------------------------------------------------------------------------------
Total revenues                           $26,114       100%  $21,168       100%
Engineering, research and development      1,632         6%    1,426         7%
Sales and marketing                        1,498         6%    1,387         7%
General and administrative                 1,985         8%    1,572         7%
Depreciation and amortization              3,921        15%    2,908        14%

                                                1999                1998
                                                     % of                % of
Nine months ended September 30,                      Total               Total
($ in thousands)                         Total     Revenues   Total    Revenues
--------------------------------------------------------------------------------
Revenues                                 $77,699       100%  $62,811       100%
Engineering, research and development      4,446         6%    4,005         6%
Sales and marketing                        4,768         6%    4,028         6%
General and administrative                 5,419         7%    4,455         7%
Depreciation and amortization             10,837        14%    8,056        13%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses decreased from 7% to 6% of revenues for the quarters ended September 30, 1998 and 1999, respectively, and were consistent at 6% for the nine months ended September 30, 1998 and 1999. The percentage decrease for the three months primarily resulted from certain engineers devoting less time to developing and building out the C2C network infrastructure than they had in the prior year. Since these engineers began to support the operations of the existing network, beginning in 1999 they are classified in cost of services. On an absolute dollar basis, the engineering, research and development expenses increased in 1999 due to additional personnel hired to develop new features and functionality for the Company's C2C network.

Sales and marketing expenses

Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses decreased from 7% to 6% for the three-month periods ended September 30, 1998 and 1999, respectively, and were consistent at 6% for the nine month periods ended September 30, 1998 and 1999. The increases in absolute dollars for the quarter and nine months ended September 30, 1999 primarily related to new marketing and business development efforts for the Company. The decrease in sales and marketing expenses as a percentage of total revenues for the three-month period resulted from the use of distribution arrangements in the Systems

Division which reduced sales and marketing costs. The Company expects to continue to increase expenditures for sales, marketing and product management in the future to assist carriers with more prepaid marketing and distribution efforts. Such expenditures are expected to remain relatively consistent as a percentage of total revenues.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and expenses for other administrative support services provided to the Company. General and administrative expenses increased from 7% of total revenues for the three months ended September 30, 1998 to 8% in the three months ended September 30, 1999 due to increased personnel and other related costs to support the Company's growth. General and administrative expenses remained consistent at 7% for the nine-month periods ended September 30, 1998 and 1999.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment, buildings and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense increased from 14% of total revenues for the three months ended September 30, 1998 to 15% of total revenues for the three months ended September 30, 1999 and increased from 13% of total revenues in the nine months ended September 30, 1998 to 14% of total revenues in the nine months ended September 30, 1999. The increase in 1999 was primarily due to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. This increase was partially offset by a decrease in depreciation as a percentage of Teleservices revenues since most of the Division's growth was facilitated through outsourced call center facilities. Beginning in the fourth quarter of 1998, the Company has primarily supported the growth in Teleservices by leasing call center facilities, equipment and personnel from third parties and classifying amounts entirely in cost of services. Depreciation and amortization expenses are expected to increase in absolute dollars due to increased capital expenditures for telecommunications hardware and software, primarily related to new C2C features and functionality and the continued enhancement and expansion of the C2C network. In addition, the Company also assumed certain call center equipment capital leases in October 1999 which are expected to increase depreciation in future quarters since these expenses will no longer be classified as cost of services but instead will be classified as depreciation expense.

Impairment of Long Lived Assets

During the nine months ended September 30, 1998, the Company recorded a pre-tax charge of $698,000 for an additional impairment loss on equipment that had been removed from operations.

Interest income

Interest income decreased from $331,000 for the quarter ended September 30, 1998 to $227,000 in 1999 and from $1.0 million to $748,000 for the nine month periods ended September 30, 1998 and 1999, respectively. Interest income was earned from investments of the proceeds of the Company's public offerings and was offset by interest expense from the Company's capital leases.

Provision (benefit) for income taxes

In the three-month period ended September 30, 1999 the Company reversed the previously recorded income tax provision recognized during the prior quarters due to the losses incurred. In the quarter ended September 30, 1998, the Company recorded income tax expense of $208,000 that represents the reversal of the income tax benefit that was recorded in the first quarter of 1998 to reflect the Company's best estimate for an effective tax rate for the year ending December 31, 1998.

The Company has recorded a net deferred tax asset for net operating loss carry forwards and other temporary differences based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased from $25.6 million at December 31, 1998 compared to $22.9 million at September 30, 1999. Net cash provided by operations of $9.9 million for the nine months ended September 30, 1999 was primarily generated from $10.8 million in depreciation and amortization expense, which resulted from the continued significant investment in telecommunications systems and equipment. The increase in accounts payable and accrued expenses of $6.9 million resulted from the timing of payments, increased operating costs and increased capital expenditures and was offset by a $7.2 million increase in accounts receivable due to the increased sales volume in 1999.

The Company's investing activities utilized $15.0 million of net cash during the nine-month period ended September 30, 1999 primarily for purchases of property and equipment. In addition, $3.6 million in property and equipment was leased during the same period. These capital additions include $12.5 million for telecommunications systems equipment and software for expansion of the Company's C2C network. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and software to improve redundancy, support new wireless intelligent (WIN) technology and enhance feature capabilities to strengthen prepaid wireless services.

The Company's financing activities generated $428,000 in net cash during the nine months ended September 30, 1999, due to proceeds from exercise of stock options, partially offset by payments of capital lease obligations.

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

Year 2000 Readiness Disclosure

The Company has implemented Y2K enterprise-wide projects and conducted tests to ensure that all products, services and support systems can fully process date/time data before, during, and after midnight December 31, 1999, recognize the year 2000 as a Leap Year and maintain existing interoperability and interfaces with other devices already in use without any modifications or changes in operations. The Company is managing its readiness by:

      1) Maintaining inventories of all hardware, software, telecommunications providers, and material third party relationships. This stage is complete and the process will continue to be updated during 1999.

      2) Maintaining compliance certification from each vendor through direct communication. This stage is complete and the process will continue to be updated during 1999.

      3) Maintaining tested and compliant systems through a company wide freeze until the successful millennium transition.

In June 1998, the Company completed the re-write, redesign and implementation of its C2C prepaid system. The Company's development team devoted nearly one year to produce the necessary changes and included Year 2000 readiness as part of this process. Additionally, we believe desktop hardware and software, call distribution systems and customer service handling software are Year 2000 ready today. To ensure Year 2000 readiness, the Company has upgraded these systems through vendor-provided Year 2000 patches or purchases of new systems during the normal course of business. Core business teams for all divisions have examined internal and external support systems including facilities, finance and human resource components. The Company has completed a comprehensive on-site physical inventory and upgraded all of its C2C nodes, of which Year 2000 readiness was a component. The remedial action required as a result of this inventory was minimal and was completed in June 1999. In addition, BCGI has upgraded all servers for core services to be Year 2000 ready.

As of June 30, 1999 the Prepaid, Teleservices, Roaming and Systems Divisions have successfully completed Year 2000 readiness testing of all systems and applications owned and operated by the Company to provide core services. Many of these tests were conducted in conjunction with some of the Company's major customers and telecommunications vendors. The remaining administrative systems and applications were tested for Year 2000 readiness and completed before October 1, 1999.

The Company is fully dependent on the services of multiple telecommunications providers. If these providers fail to deliver services because of Year 2000 issues or otherwise, the Company would be vulnerable to serious service failures and be exposed to liability to customers and third parties, including the potential for significant lost revenue. The Company is communicating with all providers in order to assess this risk. These telecommunications providers have announced their networks as currently Year 2000 compliant. Additionally, the Company will evaluate contingency options in the event of a failure by such providers. The Company has developed limited Y2K contingency plans for the services of these providers, based upon normal Business Continuity Plans.

The Company has developed a Year 2000 business continuity plan in order to mitigate any potential impact of Year 2000 issues. In addition, the Company has formally adopted a Year 2000 freeze strategy that takes effect beginning November 19, 1999 for all production systems.

The Company has spent significant amounts in research and development to ensure that its products and services are Year 2000 ready. In addition, during 1998 and through September 30, 1999 the Company has incurred and expensed approximately $803,000 in payroll, benefit and consulting costs for dedicated resources related to Year 2000 issues. The Company currently estimates that additional costs of approximately $173,000 will be incurred in 1999 to test and remediate Year 2000 issues. The Company anticipates that the amounts and resources utilized to achieve Year 2000 readiness will not delay or reduce the resources available to complete other projects.

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

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding continued decreases in prepaid revenue per minute, decreases in teleservices revenues resulting from changing carrier needs and proprietary software which enables carriers to provide prepaid customer care in-house, reduced Teleservices margins from the relocation of call center operations, the trend of decreased suspensions of inter-carrier automatic roaming agreements, roaming customers taking advantage of prepaid wireless offerings in the marketplace and carrier marketing of one-rate registered roaming plans to reduce roaming service revenues, expenditures for sales, marketing and product management and greater costs of depreciation and amortization. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C2C network, the ability of the Company's carrier customers to successfully continue to market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

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

The Company has recently developed a distributed architecture that will enable carriers to use our proprietary software to deliver prepaid billing inquiry in-house. However, any revenues generated from this application will reduce the need for the Teleservices Division to provide customer care services and therefore may reduce teleservices revenues in future quarters.

A number of the Company's Prepaid and Teleservices contracts have continued beyond their expiration dates or will expire in 1999 and beyond. Most of these contracts are in the process of being renegotiated and renewed. There can be no assurances that the Company will be successful in renewing any of these contracts. If these contracts are not renewed the Company's business, financial condition and results of operations could be materially adversely affected.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced an operating loss in 1997 and the first three quarters of 1998, primarily due to expenses associated with the development and expansion of its C2C network. During the three months ended September 30, 1999 an operating loss was also incurred due to the Systems Division one-time charge and system outages in Prepaid and a software problem in Teleservices. In addition, the Company's Systems Division has experienced operating losses during each of the last five quarters due to fewer sales of international prepaid systems. The Company's quarterly operating results may vary significantly depending on a number of factors including, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

The Company has recently taken steps in an attempt to improve the results of the Systems Division, which has generated losses during each of the last five quarters. A reorganization plan was implemented in September 1999 in an effort realign the division and improve operating results. However, should these reorganization efforts not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

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

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless telephone industry. Further, a rapid shift away from the use of wireless in favor of other services, could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all. The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the C2C network. Several of the Company's carrier customer contracts contain penalty clauses that provide for reductions in revenue for certain network outages. There can be no assurance that the Company will successfully support and enhance the C2C network effectively to avoid system outages and any associated loss in revenue, that the market for the Company's prepaid service will continue to develop, or that the Company's C2C network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C2C agreements it has secured with its carrier customers. Because C2C revenues are principally generated by prepaid subscriber minutes of use, the Company's C2C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. Revenues from the Company's C2C network are dependent on the ability to retain subscribers on the network and there can be no assurance that the Company's churn rate will not increase, which may result in reductions in related revenues. In addition, teleservices revenues associated with billing inquiry support for C2C carrier customers are becoming a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C2C subscriber base. Average C2C minutes of usage per subscriber have decreased during the past quarter and there can be no assurance that these reductions will not continue, which may result in lower than expected revenues.

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

The Company has recorded a net deferred tax asset for net operating loss carry forwards and other temporary differences based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset. However, there can be no assurances that future results of operations will be sufficient to fully realize this asset.

The Company is actively addressing the concerns of its operations with respect to Year 2000 issues. Company management, with the assistance of consultants, has implemented an enterprise-wide project to identify systems, equipment, vendors and customers that may be affected by the Year 2000 issues and developed a comprehensive plan to be in compliance with the Year 2000 issues prior December 31, 1999. The Company expects to make the necessary changes to be Year 2000 ready, but there can be no assurances that the Company will adequately identify all Year 2000 issues and the associated costs and expenses in a timely manner. Also, there can be no assurance that such costs and expenses will not have a material adverse effect on the Company's business, financial condition and results of operations.

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


      Boston Communications Group, Inc.
      ---------------------------------
      (Registrant)

      Date: November 11, 1999    By: /s/ Karen A. Walker
                                     ----------------------------
                                     Karen A. Walker
                                     Vice President, Financial
                                     Administration and Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

10.51* Letter of Agreement between Centigram Communications Corporation and Boston Communications Group dated August 12, 1999.

10.52* Amendment #1 to the Agreement between A G Communication Systems Corporation and Boston Communications Group dated August 26, 1999

10.53 Lease between Cummings Properties and Boston Communications Group dated June 3, 1999

10.54* Riverview, New Brunswick, Canada Management Services Agreement between ICT Group, Inc. and Boston Communications Group, Inc. dated August 4, 1999

10.55* Lakeland, FL Management Services Agreement between ICT Group, Inc. and Boston Communications Group, Inc. dated August 4, 1999

27                Financial Data Schedule

* Confidential treatment requested as to certain positions, which positions have been deleted and filed separately with Securities and Exchange Commission.