Form 10-K
period 1999-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2000-03-31
CIK 1012887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                        Commission File Number 333-4128

                        BOSTON COMMUNICATIONS GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS                                                04-3026859
(State or Other Jurisdiction                                (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

100 Sylvan Road, Suite 100, Woburn, Massachusetts            01801
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:         (617)692-7000

           Securities registered pursuant to Section 12(b) of the Act:
                                       None

           Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, par value $.01 per share

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  (X)                                  NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on February 29, 2000 was $84,458,903. The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of February 29, 2000 was 16,628,154.

                    DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in the following part of this Form 10-K: information required by Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K is incorporated from the Proxy statement relating to the 2000 Annual Meeting of Stockholders of the Company.

Item 1.  BUSINESS

                               Background

General

Boston Communications Group, Inc. (BCGI) is the leading provider of prepaid services to wireless carriers in North America currently serving the top five wireless carriers based on number of subscribers in the US. Taken together with the Company's innovative roaming services and teleservices, this suite of offerings has made BCGI a leading provider of enhanced services to the wireless telecommunications industry. The Company's Prepaid Wireless Services Division provides U.S and Canadian carriers with prepaid wireless services through its C2C Prepaid Services network. This network enables carrier's subscribers to use their wireless phone as if they were a traditional post-pay subscriber, thereby expanding carriers' service offerings to new and existing subscribers without the added billing costs and collection risk. The Systems Division markets a voice processing platform with enhanced features for providing prepaid wireless, voice messaging, calling card and toll limitation services to domestic and international wireless and wireline carriers. The Systems Division also manufactures prepaid system components that are used to support the Company's C2C network. The Company's Teleservices Division provides customer support teleservices to wireless carriers that allows them to outsource all or a portion of their customer service activities, and are designed to help wireless carriers retain subscribers, reduce costs and manage growth. The Company's ROAMERplus Division provides carriers with the ability to cost-effectively generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls and paying carriers for the airtime used. Each of the divisions complement each other by providing the Company with a strong suite of products and services to meet the needs of wireless carriers. The Company's customers include eight of the ten largest domestic wireless carriers by subscriber, five of whom use three or more of the Company's products.

The Company is currently exploring opportunities to utilize its extensive prepaid network and real-time rating engine for mobile and other electronic commerce applications. Because of the scale of its network and access to the largest wireless carriers in North America, the Company anticipates that it can provide wireless internet and other companies the ability to bill users for products and services on a real-time prepaid basis. The Company's expertise in processing micro payment transactions could be sold to service and content providers to allow them to bill for small dollar internet transactions. The Company also believes that the market for prepaid internet billing will be very attractive to the youth market. The Company intends to leverage the financial investment in its existing technological infrastructure to facilitate mobile commerce solutions for wireless carriers, other telecommunications companies and online merchants.

Wireless telephone service has been one of the fastest growing areas of the telecommunications industry over the last thirteen years. Currently, prepaid wireless is the fastest growing market segment of wireless industry. According to the Yankee Group, the number of Prepaid Wireless users in the U.S. will grow from 4.9 million at the end of 1999 to 34 million by the end of 2003. The Yankee Group also estimates that over 64% of total net subscriber additions and more than 22% of all wireless subscribers will be prepaid in 2003. Estimates from the Yankee Group indicate that Prepaid Wireless in North America was a $1.5 billion industry in 1999.

The Company was organized as a Massachusetts corporation in 1988 and introduced its ROAMERplus roaming service in 1991. The Company introduced teleservices in 1993 and its prepaid wireless service in 1996. Also in 1996, the Company acquired Voice Systems Technology Inc, which is now the Systems Division. The Company's principal office is located at 100 Sylvan Road, Suite 100, Woburn, Massachusetts 01801 and its telephone number is (617) 692-7000.

                       Description of Business

Prepaid Wireless Services Division

The Company introduced its C2C network-based prepaid wireless service offering in early 1996 and as of December 31, 1999 was offering the service in over 150 U.S. Metropolitan Service Areas (MSA's) which cover more than 80% of the U.S. population and all major markets in Canada as of December 31, 1999.
The Company has become the leading prepaid wireless service provider for wireless carriers in the United States and Canada and has grown its subscriber base more than 113% from 890,000 at December 31, 1998 to 1.9 million at December 31, 1999. The Yankee Group estimates that the Company holds about 40% of the U.S. Prepaid Wireless market at the end of 1999. The average monthly minutes of use per subscriber was approximately 45 minutes during the fourth quarter of 1999. The Company added 411,000 new net subscribers to its C2C platform during that time.

The Company is uniquely positioned to continue as the market leader and benefit from the anticipated explosive growth in prepaid wireless use. Since the introduction of the Company's prepaid wireless service, BCGI has invested over $60 million to create the only national network of prepaid service voice nodes, which provide local points of presence for wireless carriers to tie into the BCGI network. A key advantage over other prepaid wireless service providers is BCGI's ability to utilize the 63 voice nodes to process prepaid wireless roaming calls locally, without having to route these calls back to a central location via an 800 number. BCGI has the ability to identify where in North America a prepaid wireless user is when they make or receive a call, so the network can determine the "least cost route" for that roaming call, thus giving the carrier the most cost-effective call handling, and giving the end user as seamless a roaming experience as possible. BCGI's platform is a real time rating engine that debits the user's account as the calls are made, as compared to other platforms that are typically not real-time and therefore are more exposed to fraud and revenue leakage. The C2C network provides economies of scale by combining many carrier's subscribers onto one comprehensive network and database. In addition, the Company's extensive experience in prepaid has allowed the Company to offer not only rich and robust features and functionality but also to provide knowledgeable guidance to carriers to facilitate profitable prepaid programs.

The C2C network permits a wireless carrier to automatically switch a prepaid subscriber's call to the C2C network where information regarding the status of that subscriber's prepaid account is maintained. A subscriber establishes an account with the wireless carrier by prepaying a specific dollar amount that is credited toward future service. Subsequently, each call that is initiated or received by the subscriber is routed to the C2C network and rated in real time based on the telephone number called, carrier usage charges, taxes and applicable surcharges. The subscriber is able to replenish the account by purchasing additional prepaid service from the carrier by credit card through C2C's automated replenishment feature or by purchasing additional prepaid service at any of the carrier's affiliated retail outlets. The C2C network can complete a call and debit the account automatically without requiring the subscriber to enter a debit card number or other information. As a result, a prepaid subscriber receives service similar to a subscriber using traditional post-pay billing arrangements, including the ability to make outgoing and receive incoming calls, as well as roam into other markets. Prepaid roaming can be done automatically through the C2C platform, via the Company's C2C service agreements, C2C call screening feature and through the Company's ROAMERplus service. In addition, the Company is currently developing an enhanced roaming solution that will allow our prepaid subscribers to make or receive calls anywhere in the United States and Canada.

The C2C network consists of a central computer database complex linked by a high speed, fully redundant wide area frame relay network to geographically distributed proprietary call processing subsystems, called voice nodes. Each voice node site is capable of serving more than one carrier and consists of a computer controlled telecommunications switch and an interactive voice response unit that provides high quality personalized voice prompts. These voice nodes are linked to the carriers' mobile switching centers via dedicated telephone facilities. The distributed node architecture is designed to be modular and scaleable, while remaining efficient and cost-effective. The C2C network also utilizes the SS7 signaling protocol from carrier's mobile switching centers for faster and more reliable call set-up as well as to facilitate enhanced digital services including Caller ID and voice mail. The centralized database enables prepaid users to make calls while roaming in other service areas where the C2C network is in place.

The Company provides international dialing capabilities to permit prepaid subscribers to make calls from within the United States and Canada to countries around the world. The Passport feature allows subscribers to use prepaid services from any prepaid or traditional postpaid mobile phone on a per-call basis. Additional features include outbound roaming, automated replenishment options and credit card address verification.

BCGI continues to expand the features of its prepaid wireless services to offer additional functionality to its carriers and their prepaid subscribers. During 1999, the Company added its Converged Prepaid feature that allows subscribers to make prepaid calls from a wireless or landline phone. The Company also added a call-screening feature to provide seamless outbound roaming. Other features were added to provide a more user-friendly experience to the prepaid subscriber. The Company works closely with the carriers on an ongoing basis to develop additional features and functionality to expand the capabilities and value of prepaid wireless services.

The Company created its Distribution Technology Partner program in 1999 to offer expanded prepaid distribution to its C2C carrier customers. This program enables subscribers to replenish their prepaid service at many more retail locations beyond the carrier's retail outlets. Western Union, Radio Shack, Datascape, UPP and PreNet all signed up for the program, providing over 75,000 potential points of distribution to BCGI customers. The Company is aggressively pursuing additional partners and arrangements for distribution including online activation and replenishment opportunities.

The Company signed an agreement with AG Communication Systems (AGCS, a wholly owned subsidiary of Lucent Technologies) to jointly develop a Wireless Intelligent Network (WIN) based solution for prepaid wireless service, including prepaid roaming. This WIN system will take advantage of the call processing efficiency and enhanced feature capabilities of WIN, Phase II standards, while building on BCGI's existing strengths in all areas of prepaid service delivery and back office operation. While WIN call processing will be the standard used by many prepaid providers, BCGI customers will benefit greatly by continuing to receive industry leading services in the areas of rating, reporting, distribution support, customer care and replenishment. This will enable BCGI to provide a state-of-the-art, full-featured platform to new customers while allowing a smooth migration for current customers, including roaming capability between WIN and non-WIN systems. Carriers will also have the opportunity to upgrade to WIN in certain markets and remain on the current C2C platform in other markets. The WIN service logic that BCGI and AGCS are developing is intended to operate on many Service Control Point (SCP) platforms, providing carriers the flexibility to run WIN service logic on their own SCP platform if they choose.

Carriers compensate BCGI for network usage by contracting at a per minute rate for prepaid subscriber usage based on the connection time between the carrier's mobile switching center and the C2C network voice node. As minutes of usage increase and carriers achieve higher volume tiers, the per minute rates paid by the carriers decrease yielding lower average rates per minute of usage.
The terms of the Company's existing contracts to provide prepaid wireless services through the C2C network are generally one or two years.

The Company currently provides C2C to several U.S. carriers, including Airtouch, Southwestern Bell Mobile Systems (SBC), Bell Atlantic Mobile, Bell South Cellular Corp., AT&T Wireless (AWS), Bay Area Cellular, Aliant Cellular, Dobson Cellular Systems, Inc., and Cincinnati Bell Wireless in addition to more than 20 wireless resellers. The Company also provides prepaid wireless services in Canada to Rogers AT&T Wireless. As of February 29, 2000 the Company was supporting over two million prepaid subscribers on behalf of carriers who have deployed a BCGI C2C prepaid system in the United States and Canada.


Teleservices Division

The Company began providing teleservices in 1993 in response to the industry's need for 24-hour, 365 day customer service. The Company's teleservices program allows a wireless carrier's subscriber to obtain information on rate plans, phone operations and service center locations, as well as instructions on roaming features and promotions. Subscribers also may make billing inquiries, initiate address and rate plan changes, and obtain other customer assistance. Most carriers using BCGI's teleservices use these services for special projects, off-hours and overflow subscriber support. The Company currently provides teleservices to thirty-one wireless customers. Certain wireless carriers that have contracted for the Company's prepaid wireless services have also engaged the Company to provide teleservices for their prepaid subscribers.

The Company provides its teleservices from four telecommunications call centers located in the United States and Canada. The Company's largest telecommunications call center is located in Deland, Florida and employs over 400 personnel as of December 31, 1999. In collaboration with the University of Massachusetts - Lowell, the Company operates a service center in Lowell, Massachusetts. This service center is located on the campus of the university and provides students the opportunity to learn about call center operations while earning money and scholarships to pay for their education. More than 50% of the current teleservices representatives at this service center are student employees of the university. The Company also provides services in a call center in New Brunswick, Canada and Lakeland, Florida. The Company contracts with ICT Group, Inc. who owns and manages the operational functions of the New Brunswick and Lakeland call centers, in accordance with company specifications. BCGI is responsible for call routing, initial training and ongoing quality assurance and mentoring to ensure compliance with the Company's standards.

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

BCGI has identified additional specific teleservices needs in the wireless industry and has developed services to meet those needs. These services allow the carriers to better manage the demands of hiring, training, managing and retaining a large number of customer service representatives for specialized service projects that often place significant increased demands on the capacity of customer service centers. For example, BCGI provides teleservices support to carriers who have prepaid subscribers on the C2C network using BCGI's proprietary CCST software. BCGI's wireless-trained representatives are available to effectively answer subscriber questions that are not handled by C2C's automated customer service application. BCGI also provides special support services to carriers including dealer support, phone number and NPA-NXX area code changes and third party verification services. In 1999, the Company made its CCST software available for license to carriers who wish to perform customer care on their own, creating another competitive advantage of the C2C platform.

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

Roaming Services Division

BCGI's ROAMERplus roaming service enables wireless carriers to cost-effectively generate revenues from subscribers roaming in a carrier's service area who are not covered under traditional roaming agreements. These unregistered roamers attempting to place calls in the serving carrier's territory are automatically switched to BCGI, which arranges payment for the calls, completes the calls and pays the serving carrier based on the length of the call. When an unregistered roamer places a call in the carrier's service area, the carrier's mobile switching center forwards the call, at the Company's expense, to the Company's proprietary digital call processing system. The roamer may complete the call by charging the call to a telephone calling card, a commercial credit card, a prepaid account or as a collect call. All incoming traffic is initially handled by an automated call processing system, which prompts the caller for billing and calling information. The Company's specially trained service representatives handle all calls that require additional operator assistance. The Company's roaming service is being used by approximately 87 wireless carriers that collectively hold licenses for over 1,000 markets in the United States, Canada and Mexico. BCGI services 8 of the 10 largest wireless carriers, by number of subscribers, in the United States.

In order to implement the Company's ROAMERplus service, a carrier need only make a minor software change in its switches. BCGI pays for transport of the calls to its facilities and for completion of the calls. Under its agreements with carriers, which typically have a term of one year, BCGI pays the serving carrier for the airtime that the roamer uses and charges the roamer for the call. The charge for the call appears directly on a telephone or credit card bill, with BCGI (typically, under the trade name "Wireless Roaming") as the vendor. ROAMERplus eliminates collection and fraud risk for the carrier because BCGI takes responsibility for collection from the customer. The Company manages this collection and fraud risk by utilizing its own proprietary and external fraud control systems as well as validating the caller's credit before completing the call. Over the past few years there has been a decrease in the suspension of inter-carrier roaming agreements due to improved fraud controls implemented by the carriers. This change, coupled with some reduction of unregistered roaming due to prepaid wireless growth (caused by former unregistered roamers becoming prepaid wireless users) and the increase in one-rate registered roaming plans offered by some national carriers has caused a decline in roaming service revenues.

Since the Company expects the unregistered roaming business segment to continue to decline, the Company has focused its efforts on cost management and finding new sources of revenue for this platform. In order to maintain margins and realize contributing profits from ROAMERplus, the Company has improved its call routing and streamlined operations to reduce telecommunications rates as well as bad debt and labor costs.

Systems Division

The Systems Division delivers prepaid wireless solutions to carriers which, when coupled with the Prepaid Wireless Services Division's carrier customers, makes BCGI the leading provider of prepaid wireless services to carriers in North America. The Systems Division sells systems that enable prepaid wireless calling on a turnkey basis primarily to international customers. In 1999, the Systems Division introduced its latest product, BCGI Prepaid Connection, a new architecture for delivering prepaid service that gives wireless carriers in small- and medium-sized U.S. markets many of the benefits of BCGI's national C2C prepaid wireless network at a lower cost. Prepaid Connection carriers can offer subscribers automatic inbound and outbound roaming virtually anywhere in North America and competitive pricing on a per-minute-of-use basis. In return, these carriers will be able to increase their revenues when other BCGI prepaid callers roam into their service area. The callers who can roam into their service area include subscribers of the largest wireless carriers which BCGI serves today. BCGI's server complex in Tulsa, Oklahoma manages the call rating, customer account information, Web-based customer care server and the connection to the national roaming server complex. The Division also markets and sells systems for voice messaging, toll limitation and other enhanced service applications to Original Equipment Manufacturers (OEM's) and wireless and wireline carriers throughout North America.

Prepaid systems have been sold to several customers whose efforts are focused on international prepaid wireless, including Cable & Wireless, Bell South Wireless International and Cellstar, Ltd. In 1999, the Company entered into an agreement with Centigram Communications under which BCGI's prepaid system solution is offered through Centigram's worldwide distribution channels. These customers have operations throughout the world and have enabled the Company to make prepaid system sales in Mexico, Brazil, Venezuela and several other South American countries. The Company expects to continue to market and sell its systems through these and other channels to expand prepaid wireless services beyond North and South America.

Engineering, Research and Development

BCGI believes that its future success will depend in large part on its ability to enhance existing services and develop new services in response to changing market, customer and technological requirements of the wireless telephone industry. An important factor in the future success of the Company's prepaid wireless service will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. The Company has developed proprietary software to enable its call processing platform to handle custom signaling interfaces to various types of wireless switches, specialized call rating requirements of prepaid wireless services, and interfaces to wireless administration and management information systems. The Company is developing a number of enhanced services that it intends to make available to prepaid and traditional subscribers through the C2C network. In addition, BCGI's agreement with AGCS to jointly develop the WIN system is expected to improve call processing efficiency and provide BCGI the ability to enhance the features available to carriers. These enhanced services are intended to be designed to enable carriers to market prepaid more effectively, to generate additional sources of revenue from subscribers, to provide carriers with more extensive internal reporting capabilities and help to reduce carriers' telecommunications costs.

The Company spent approximately $5.4 million, $5.5 million and $6.0 million on engineering, research and development in 1997, 1998, and 1999, respectively. The Company expects to continue to devote significant resources to its engineering, research and development activities in future years.

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

The Company's sales force consists of business development representatives who generally have significant experience in the wireless industry, either as former employees of wireless carriers or in selling products and services to wireless carriers. The Company typically assigns each sales representative to a single group of wireless telephone carriers in order to support the development and maintenance of long-term strategic customer relationships. These representatives are supported by product specific account and service managers who also typically have experience in the wireless industry and manage the accounts on a daily basis after the completion of the initial sale. Most business development representatives are strategically located in the carriers major geographic regions, however, the Company's marketing and product management activities are supported from its Woburn, Massachusetts facility and from its Tulsa, Oklahoma Systems Division location.

The Company's direct sales strategy is complemented by a marketing program that includes participation in industry trade shows, advertising and public relations. Because the Company's customers are a group of large-scale wireless carriers, the Company seeks to gain wide exposure through carefully selected events and activities specific to the wireless telephone industry.

Product and account management groups have been established for the Prepaid Wireless Services, Teleservices and Systems Divisions. Each group focuses on supporting carriers' operational issues, understanding the prepaid market and providing carriers with valuable information regarding prepaid marketing and subscriber trends, distribution techniques and marketing success factors. The Company works closely with the carriers and the industry to disseminate and integrate this information into their prepaid programs to help generate and retain prepaid subscribers. In addition, the product and account management groups focus on identification of new features and functionality that drive incremental prepaid business by working closely with all BCGI customers.

Distribution of prepaid wireless is an integral piece of the service because it provides consumers with numerous channels to purchase or replenish prepaid service. The Company continues to improve distribution options for prepaid cards on behalf of wireless carriers through its Distribution Technology Program, under which the Company seeks arrangements with national distributors, retailers, resellers and alternative channels to increase market penetration and exposure. Currently Western Union, Radio Shack, Datascape, UPP and PreNet are all part of BCGI's Distribution Technology Program, providing over 75,000 potential points of distribution to BCGI customers. The Company is aggressively pursuing additional partners and arrangements for distribution including online activation and replenishment opportunities. The Company has focused much effort on its marketing program in 1999 and 2000 to expand awareness of its prepaid product offering, specifically to provide more assistance to its carrier customers in strategically marketing and promoting prepaid services through their sales and distribution channels.

Customers

The Company provides its services to wireless carriers and resellers of varying size, expertise and capabilities. The Company currently provides one or more of its services to approximately 87 wireless carriers in the United States, Canada and Mexico, including 8 of the 10 largest wireless carriers in the United States. Historically, a significant portion of the Company's revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to the Company's ten largest customers accounted for approximately 75%, 79% and 86% of the Company's total revenues in 1997, 1998, and 1999, respectively. AT&T Wireless, Ameritech Cellular Services, Bell Atlantic Mobile, Southwestern Bell Mobile Systems, Bell South Cellular and Airtouch Communications accounted for approximately 5%, 15%, 11%, 10%, 13% and 13%, respectively, of total revenues in 1998 and for 10%, 9%, 17%, 11%, 11% and 15%, respectively, of total revenues in 1999.

Competition

The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services provided by the Company. In addition, many wireless carriers are providing or can provide, in-house, the services that the Company offers. Trends in the wireless telephone industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's in-house capabilities. In addition, the Company anticipates continued growth in the wireless carrier services industry, and consequently, the entrance of new competitors in the future. BCGI's principal competitor in the unregistered roaming market is National Telemanagement Corporation and in its C2C prepaid network market, Intervoice Brite, Inc., National Telemanagement Corporation, GTE Telecommunications Services, Inc., Lucent Technologies, Inc. and Ericcson. In the teleservices market, BCGI competes with a variety of companies that have inbound and outbound service centers. The Systems Division's principal competitors in the turnkey prepaid and voice processing systems markets include Corsair Communications Inc., Comverse Technology, Inc. and Intervoice Brite, Inc.

The Company believes that the principal competitive factors in the wireless carrier services industry include the ability to identify and respond to customer needs, quality and breadth of service offerings, the size and scale of its C2C platform, nationwide roaming, price and technical expertise. The Company's ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors.


Government Regulation

The Federal Communications Commission ("FCC"), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and use of radio spectrum, including entry, exit, rates and terms of operation. BCGI presently neither operates any facilities utilizing radio spectrum nor has any facilities-based services involving interstate communications. Consequently, it is not required to and does not hold any licenses or other authorizations issued by the FCC for interstate operations. Two subsidiaries of the Company, Cellular Express, Inc. and BCGI Communications Corp. have been granted licenses by the FCC to provide international telecommunications services. BCGI Communications Corp. has also filed applications to provide intrastate telecommunication services in all 50 states, and if approved, will be subject to state regulatory requirements.

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


Employees

As of December 31, 1999, the Company had a total of 936 full-time and part-time employees. Of these employees, 619 serve in teleservices and roaming call center and related functions, 182 serve in technical operations and software development, 49 serve in sales, marketing, product and account management and 86 serve in administration and management. In addition, 107 students of the University of Massachusetts - Lowell serve as representatives for the Teleservices Division. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Backlog

As of December 31, 1999, there was $28,000 in backlog of firm orders of the Systems Division. The Company includes in backlog only those orders for which it has received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.


Item 2.  PROPERTIES

The Company leases space or facilities at five of its six principal locations:
Woburn and Lowell, Massachusetts, Deland and Lakeland, Florida and Riverview, New Brunswick, Canada. In March 1999, the Company purchased the property at its Tulsa, Oklahoma location which was previously under lease. The Woburn location serves as the operations center for ROAMERplus and has separate facilities that house the Company's network operations center as well as the Company's executive headquarters, training facility, engineering, sales, human resources and finance personnel. The Deland, Lakeland and Riverview facilites serve as call centers for teleservices. The Deland facility is leased and run by the Company. The Lakeland and Riverview facilities are leased and managed by a third party. The Tulsa facility is used for the manufacturing and assembly of systems and houses other Systems Division support functions such as engineering, product management, sales support and finance. The Company has 32 other leased facilities throughout the United States that are used to house the Company's voice nodes and certain equipment for the C2C network.

The following is a listing of the Company's significant leased facilities:

                    Square
       Location    Footage      Expiration Date
       ------------------------------------------------
       Woburn, MA   81,834      February 2001-June 2004
       Deland, FL   30,000      May 2003
       Lowell, MA    9,000      February 2002


Item 3.  LEGAL PROCEEDINGS

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The suit alleges that the Company breached the confidentiality clause of the contract, misappropriated the Suppliers' trade secrets and interfered with actual and prospective contracts with other customers. The Supplier has requested injunctive relief and seeks actual and punitive damages for lost profits and damage to the supplier's reputation in excess of $1 million. The Company believes that the claim is without merit.

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the District of New Jersey by another supplier ("Supplier II") of materials to a subsidiary of the Company. A purchase contract was signed for up to 1,000 units of a certain system component with a stipulation giving the Company most favored nation pricing. In February 1999, the Company stopped shipments from Supplier II. Supplier II then invoiced the Company for $437,000 to compensate for components not shipped. Subsequently, the Company discovered that Supplier II had not extended most favored nation pricing over the entire contract period. The Company maintains that Supplier II has been paid in full. The suit against the Company alleges breach of contract, lost profits of $350,000 and fraudulent and unfair conduct. The Company believes that it has meritorious defenses and counterclaims to this action.

On November 20, 1997, AWS sent a letter to the Company stating that it believed that it was entitled to indemnification from the Company in respect to a certain claim presently pending in a case brought by Ronald A. Katz Technology Licensing, L.P. and MCI Telecommunications Corporation against AT&T Corp. in the United States District Court for the Eastern District of Pennsylvania. The amount in question is undetermined. The Company believes that the claim is without merit. No legal action has been brought against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions are as follows:

   Name               Age           Position
   ----               ---           --------
   E.Y. Snowden        45           President & Chief Executive
                                    Officer, Director
   Frederick E. von    47           Vice President, Corporate
   Mering                           Development, Director
   Karen A. Walker     35           Treasurer, Vice President,
                                    Financial Administration and
                                    Chief Financial Officer



     Mr. Snowden has served as a Director of the Company and as its President and Chief Executive Officer since February 1998. Prior to joining the Company, Mr. Snowden served as President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum, a telecommunications company, from February 1994 to December 1997. From June 1990 until February 1994, Mr. Snowden was an Area Vice President at Pacific Bell, Inc., a telecommunications company. Mr. Snowden was the Chief Executive Officer at Universal Optical Company, Inc. from March 1986 to March 1988. Mr. Snowden received his B.S. from Stanford University and his M.B.A. from Harvard Graduate School of Business Administration.

     Mr. von Mering has served as a Director of the Company since 1989 and as the Company's Vice President of Corporate Development since April 1999. From 1989 until April 1999 Mr. von Mering was the Company's Vice President, Finance and Administration. Prior to joining the Company, Mr. von Mering served as Regional Vice President and General Manager for the paging division of Metromedia, Inc., a communications company, from 1980 to 1986. From 1975 to 1979, Mr. von Mering was employed at Coopers & Lybrand LLP. Mr. von Mering earned his B.A. in accounting from Boston College and his M.B.A. from Babson College.

     Ms. Walker has served as Treasurer, Vice President Financial Administration and Chief Financial Officer of the Company since April 1999 and as Vice President of Financial Administration from August 1998 until April 1999. She served as the Company's Corporate Controller from December 1993 until August 1998. Prior to her employment at BCGI, Ms. Walker spent more than six years at Ernst & Young LLP, where she earned her CPA and was a manager in their Entrepreneurial Services Group. Ms. Walker earned a B.S. in Accounting from Boston College.

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

                                           1998            1999
                                       High     Low     High     Low
   First Quarter                   $11 11/16  $6 1/8  $13  1/4  $8 1/16
   Second Quarter                   11  1/4    6 1/2   14 11/16  7 3/8
   Third Quarter                     9  1/8    3 7/8   17  1/4   4 9/16
   Fourth Quarter                   13         6 3/4    7  7/16  3 1/2


Holders

At February 29, 2000, there were approximately 5,000 holders of Common Stock.


Dividends

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain all of its earnings to finance future growth and, accordingly, does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  SELECTED FINANCIAL DATA

The following tables should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                               Year ended December 31,

                                     1995      1996     1997     1998     1999

Consolidated Statements of Operations (in thousands, except per share data)
Data:

Total revenues(1)                  $34,220   $50,651  $68,099  $86,482 $105,051
Operating income (loss)              2,129       610   (2,389)  (3,149)  (1,287)
Income (loss) from continuing
 operations(2)                       3,008      599   (1,116)  (1,800)   (786)
Loss from discontinued operations     (165)      --       --       --      --
Net income (loss)                    2,843      599   (1,116)  (1,800)   (786)
Net income (loss) available to common
 shareholders                        1,893      148   (1,116)  (1,800)   (786)
Basic net income (loss) per common
 share:                               0.57     0.02    (0.08)   (0.11)  (0.05)
Diluted net income (loss) per common
 share:                               0.22     0.01    (0.08)   (0.11)  (0.05)
Consolidated Balance Sheet Data:
Cash and short-term investments        253   21,421   33,704   25,609  30,236
Working capital                      2,082   26,433   38,210   37,397  34,880
Property and equipment, net          4,884   12,906   38,087   38,055  44,995
Total assets                        13,614   51,959   93,385   91,760 102,081
Redeemable preferred stock          15,896       --       --       --      --
Shareholders' equity (deficit)     $(8,698) $42,893  $80,104  $78,658 $79,369
Dividends per common share              --       --       --       --      --


(1) In February 1996, the Company acquired VST for Common Stock and cash with an aggregate value of approximately $2.5 million.
(2) In 1995, the Company reversed the deferred tax asset valuation allowance, resulting in a tax benefit of $1.8 million. In addition, in 1995, the Company realized benefits from a net operating loss carryforward of $840,000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Results of Operations

The Company's total revenues increased 21% from $86.5 million in 1998 to $105.1 million in 1999. The growth was primarily attributable to a 98% increase in the Company's principal business, Prepaid Wireless Services, and to a 57% increase in Teleservices revenues, primarily arising from increased customer service for carriers' C2C customers. A 21% decline in Roaming Service revenues and 63% decline in Systems revenues offset the growth in Prepaid Wireless Services and Teleservices. In 1998, total revenues increased 27% compared to 1997 primarily due to increases in Prepaid Wireless Services and Teleservices revenues.

The Company incurred operating losses for the years ended December 31, 1999, 1998, and 1997 totaling $1.3 million, $3.1 million, and $2.4 million respectively. Excluding the effect of the one-time charge for the reorganization of the Systems Division, the Company generated operating income of $537,000 in 1999. The significant increase in Prepaid revenues principally contributed to the improvement in operating income. Excluding the effects of the loss on impairment of long-lived assets, the operating losses for the years ended December 31, 1998 and 1997 were $2.5 million and $1.8 million, respectively. The increased loss in 1998 reflects the increased depreciation, telecommunication and personnel costs associated with the deployment and operation of the C2C network. The specifics of each division's revenues and net operating income (loss) are discussed in greater detail below.

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

The Company's chief operating decision-maker is its President and Chief Executive Officer. The Company's Divisions, or operating segments, are managed separately because each represents a strategic business unit that offers different products and serves unique markets within the wireless industry. However, the divisions do complement each other in order to provide the Company with a strong suite of products and services to meet the needs of wireless carriers. The Company's customers include eight of the ten largest domestic wireless carriers by subscriber, five of whom use three or more of the Company's products.

Divisional Data
(in thousands except for percentages)

                       Prepaid
                      Wireless                 Roaming
                      Services  Teleservices  Services  Systems     Total
--------------------------------------------------------------------------
1999
Revenues               $36,920    $40,870      $22,249   $5,012  $105,051
Gross margin            23,040      7,291        4,019     (246)   34,104
Gross margin percentage    62%        18%          18%      (5%)      32%
Operating income(loss)   3,467        316        1,116   (6,186)  (1,287)
Percentage of revenues      9%         1%           5%    (123%)     (1%)

1998
Revenues               $18,624    $26,001      $28,235  $13,622  $86,482
Gross margin             8,659      5,918        6,364    5,174   26,115
Gross margin percentage    46%        23%          23%      38%      30%
Operating income(loss)  (7,236)       393        2,962      732   (3,149)
Percentage of revenues    (39%)        2%          10%       5%      (4%)

1997
Revenues                $7,539    $17,009      $32,461  $11,090  $68,099
Gross margin             1,260      4,815        6,754    4,889   17,718
Gross margin percentage    17%        28%          21%      44%      26%
Operating income(loss)  (7,976)       562        4,547      478   (2,389)
Percentage of revenues   (106%)        3%          14%       4%      (4%)


Prepaid Wireless Services Division

Prepaid Wireless Services Division revenues increased from $7.5 million in 1997 to $18.6 million in 1998 and increased 98% to $36.9 million in 1999. The increase in 1999 was the result of existing carrier customers adding new markets and new subscribers as well as increased minutes of use. At the end of 1999 there were approximately 1.9 million paid subscribers on the C2C network, as compared to 890,000 subscribers at the end of 1998, an increase of over 113%. The subscribers increased more than 200% in 1998 from 290,000 at the end of 1997. The increase in 1998 was the result of new carrier contracts secured in 1998, as well as existing carrier customers adding new markets to the C2C network.

Gross margins for the Prepaid Wireless Services Division improved from 17% of prepaid wireless service revenues in 1997 to 46% of revenues in 1998 and to 62% of revenues in 1999. The improvement in both years resulted from the significant increase in prepaid wireless services revenues in 1998 and 1999 that leveraged the predominantly fixed cost infrastructure. This increase in gross margins was partially offset by increased personnel and related costs incurred to support the growth of the C2C network.

Operating income (loss) for the Prepaid Wireless Services Division decreased 10% from an $8.0 million operating loss in 1997 to a $7.2 million operating loss in 1998, compared to operating income of $3.5 million in 1999. Although depreciation and other operating costs increased in 1999 to support the expanded system, the increases in revenues and gross margin in 1999 more than offset these costs, which are more fixed than variable, resulting in an operating profit. The operating losses incurred in 1997 and 1998 were due to costs associated with developing and launching the C2C network, including costs for personnel, network development and telecommunications equipment and software to launch and subsequently expand the C2C system.

Teleservices Division

Teleservices Division revenues increased 53% from $17.0 million in 1997 to $26.0 million in 1998 and increased 57% to $40.9 million in 1999. The increases in Teleservices revenues were primarily due to new and additional services provided to existing customers and the addition of new carrier customers in 1997 and 1998. A significant component of these increases was the increase in Teleservices revenues from billing inquiry services provided to the Prepaid Division's carriers. Teleservices revenues from those services increased 331% from $1.9 million in 1997 to $8.2 million in 1998 and increased 110% to $17.2 million in 1999. The Company does not expect that these trends will continue for several reasons: First, during the fourth quarter of 1999, one of the Company's carrier customers made the decision to transfer a portion of its customer care to an in-house facility with existing capacity. Second, in order to maintain its competitive advantage for its prepaid system, the Company has decided to offer its carrier customers the option to license the prepaid customer service software (CCST), which will potentially have a negative impact on Teleservices Division revenues in 2000, while providing additional licensing and maintenance revenue to prepaid wireless services. The Company's C2C prepaid platform is attractive to carrier customers because billing inquiry can either be outsourced to BCGI or provided in-house by the carrier.

Gross margins for the Teleservices Division decreased from 28% of teleservices revenues in 1997 to 23% of revenues in 1998, and declined to 18% of revenues in 1999. The decreases in gross margins in 1999 and 1998 were primarily due to incremental costs in connection with opening one additional call center in 1999 and three centers in 1998, including training, travel and other start up costs. Another reason for the gross margin decline was the leasing of call center facilities, equipment and personnel from third parties that began in August 1998, that resulted in these costs being classified entirely in cost of services in 1998 and 1999. Prior to 1998, these costs were classified in depreciation or general and administrative expenses. In October 1999, the Company cancelled the management services contract and acquired the underlying leases for the Deland call center facility to achieve additional cost savings. This buyout is expected to have a positive effect on 2000 gross margins given that a portion of the related expenses will again be classified as depreciation or general and administrative expenses. In addition, the closing of the Woburn, Massachusetts call center is expected to reduce labor costs in 2000.

Operating income for the Teleservices Division decreased from $562,000 in 1997 to $393,000 in 1998 and $316,000 in 1999. Operating income for the Teleservices Division represented 3% of Teleservices revenues in 1997, 2% in 1998 and 1% in 1999. The decrease in 1999 operating income was due to costs associated with the closing of the Woburn call center, including severance and asset writeoffs. The decrease in 1998 was primarily due to the Company's significant investment in call center technology designed to enhance service offerings as well as improve operational efficiency.

Roaming Services Division

Roaming services revenues decreased 13% from $32.5 million in 1997 to $28.2 million in 1998 and decreased 21% to $22.2 million in 1999. The decrease in roaming services revenues was primarily attributable to fewer suspensions of inter-carrier automatic roaming agreements and some reduction of unregistered roaming use because of the growth of prepaid wireless services. In addition, a consumer's decision to use the Company's premium priced roaming service has been adversely affected by an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time.

Gross margins for the Roaming Services Division increased from 21% of roaming services revenues in 1997 to 23% in 1998 and declined to 18% in 1999. The gross margin declined in 1999 due to lower revenues and therefore lower absorption of fixed costs, higher revenue sharing rates paid to the Company's carrier customers and with increased roaming calls attempted that were not completed resulting in higher telecommunications costs. The improvement in 1998 resulted primarily from enhancement and expansion of automated features of the service that reduced labor costs.

Operating income for the Roaming Services Division decreased from $4.5 million in 1997 to $3.0 million in 1998 and decreased 62% to $1.1 million in 1999. The decreases were primarily a result of lower absorption of fixed costs as roaming services revenues declined. The decrease was partially offset by reduced labor costs and other cost reduction measures. The Company anticipates that operating income for the Roaming Services Division will continue to decline due to the anticipated decrease in roaming services revenues.

Systems Division

Systems revenues increased 23% from $11.1 million in 1997 to $13.6 million in 1998 and decreased 63% to $5.0 million in 1999. The decrease in 1999 was due to a significant decline in orders for the Division's international prepaid systems. The increase in 1998 was due to system sales to new and existing customers in South America, including a sale to one customer for approximately $7.0 million.

Gross margins for the Systems Division decreased from 44% of systems revenues in 1997 to 38% in 1998 and decreased to 31% of systems revenues in 1999 (excluding the effects of the one-time charge). The decrease in 1999 was primarily due to the reduced sales levels for 1999 that absorbed fewer fixed costs. In addition, the gross margin was further reduced by the one-time charge of $1.8 million recorded in the third quarter of 1999 for the reorganization of the Systems Division. The charge principally relates to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs. The Company believes that the reorganization will help position the Division to expand its presence in the international market, while ensuring that corporate exposure to the under-performance of the Division is minimized. However, should the reorganization not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's business, operating results and financial condition. The decrease in 1998 was primarily a result of increased competition in the market for prepaid systems that resulted in reduced prices for the systems, as well as higher costs associated with installing systems abroad. The trend of selling more prepaid systems in proportion to total systems sales also continued and, therefore, was an additional factor in the decrease in gross margin.

Operating income for the Systems Division increased 53% from $478,000 in 1997 to $732,000 in 1998 and decreased to a $6.2 million operating loss in 1999. Operating income for the Systems Division represented 4% of systems revenues in 1997, 5% of systems revenues in 1998 and the operating loss represented (123%) of systems revenues in 1999. The decrease in 1999 was primarily a result of the one-time charge along with the low sales volume that caused lower gross margins and less absorption of fixed operating, depreciation, and amortization costs. Operating income remained consistent as a percentage of systems revenues in 1998 and 1997, notwithstanding the decrease in gross margin, because sales and marketing expenses of the Systems Division were reduced with the consolidation of one of the division's satellite sales offices into its Tulsa headquarters.

The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Systems Division customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which helps to protect the Company from the need to hedge against foreign currency risk.


Operating Data
($ in thousands)
                                  1999              1998               1997
                                      %of               %of                %of
                             Total  Revenue    Total  Revenue    Total   Revenue
--------------------------------------------------------------------------------
Total revenues            $105,051    100%   $86,482   100%    $68,099    100%
Engineering, research and
 development                 6,045      6%     5,523     6%      5,433      8%
Sales and marketing          6,507      6%     5,590     6%      5,089      7%
General and administrative   7,269      7%     6,208     7%      3,470      5%
Depreciation and
 amortization               15,570     15%    11,245    13%      5,546      8%
Impairment of long-lived
 assets                          0      0%       698     1%        569      1%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses remained consistent at 6% for the years ended December 31, 1998 and 1999, respectively, but increased from $5.5 million to $6.0 million due to additional personnel hired to develop new features and functionality for the Company's C2C network.

Engineering, research and development expenses decreased as a percentage of total revenues from 8% to 6% for the years ended December 31, 1997 and 1998. This decrease primarily resulted from engineers devoting less time to developing and building out the C2C network infrastructure than they had in the prior year and, to a lesser extent, to the changes associated with organizing the Company into its four operating divisions. As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from engineering to general management and oversight of the divisions. The Company intends to continue to increase its engineering, research and development expenditures to support future development and enhancements of its prepaid and other wireless services and systems. In addition, the Company intends to invest additional resources to expand the capabilities of its current network to be positioned to take advantage of new wireless opportunities.


Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses remained consistent at 6% for the years ended December 31, 1998 and 1999, respectively, but increased in absolute dollars from $5.6 million in 1998 to $6.5 million in 1999. The increase in absolute dollars for 1999 primarily related to new marketing and business development efforts for the Company.

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


General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. Total general and administrative expenses were consistent as a percentage of total revenues for 1998 and 1999 at 7%, respectively, but increased in absolute dollars from $6.2 million in 1998 to $7.3 million in 1999, due to increased personnel and other related costs to support the Company's growth.

General and administrative expenses increased as a percentage of total revenues from 5% in 1997 to 7% in 1998. The increase resulted principally from the addition of staff to support the Company's growth and changes associated with organizing the Company into its four operating divisions. As a result of the divisional structure, certain senior management personnel changed their functional responsibilities from marketing and engineering to general management and oversight of the divisions.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense increased from 13% to 15% of total revenues for 1998 and 1999, respectively, primarily due to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. This increase was partially offset by a decrease in depreciation as a percentage of Teleservices revenues since most of the Division's growth was facilitated through outsourced call center facilities. In 1999, the Company primarily supported the growth in Teleservices by leasing call center facilities, equipment and personnel from third parties and classified amounts entirely in cost of services.

Depreciation and amortization expense increased more than 100% in 1998 compared to 1997. The increase in 1998 was due primarily to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. Depreciation and amortization expense are expected to increase in 2000 due to increased capital expenditures for telecommunications systems, primarily related to new features and functionality and the continued expansion of the C2C network. In addition, the Deland call center equipment leases assumed in October 1999 are expected to increase depreciation since these expenses will no longer be classified as cost of services but instead will be classified as depreciation expense.


Impairment of long-lived assets

The Company recognized a pre-tax charge of $569,000 and $698,000 in the years ended December 31, 1997 and 1998, respectively, for a write-down of assets that are no longer being used to support the Company's operations.


Interest income

Interest income increased from $1.1 million in the year ended December 31, 1997 to $1.3 million in 1998 and decreased to $896,000 in 1999. Interest income was earned from investments of the proceeds of the Company's public offerings and was offset slightly by interest expense from the Company's capital leases.


Provision (benefit) for income taxes

The income tax provision of $395,000 recorded for the year ended December 31, 1999 principally represents the Company's assessment of the additional valuation allowance necessary on the Company's net operating losses. The income tax benefit of $188,000 for the year ended December 31, 1997 yielded a 14% income tax benefit. The lack of an income tax benefit in 1998 and the income tax benefit of $188,000 recorded in 1997, resulted primarily from the non-deductibility of goodwill from the Company's acquisitions. In addition, the Company did not provide any additional benefit for net operating losses generated in 1998. The Company's effective income tax rate may be greater than 40% in future years due to the continued impact of non-deductible goodwill.

The Company has recorded a net deferred tax asset for net operating loss carryforwards and other temporary differences based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset.

Selected Quarterly Operating Results

The following table sets forth certain unaudited quarterly results of operations of the Company for the eight quarters in the two year period ended December 31, 1999, including such amounts expressed as a percentage of revenues. This quarterly information is unaudited, has been prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of the Company's management, reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                     Three months ended
                                           -------------------------------------
                                           March 31, June 30, Sept. 30, Dec. 31,
                                             1999      1999     1999      1999
--------------------------------------------------------------------------------
Revenues:
      Prepaid wireless services              $7,872    $9,731   $9,115   $10,202
      Teleservices                            9,843    10,707   10,088    10,232
      Roaming services                        5,435     5,733    5,956     5,125
      System sales                            1,014     1,250      955     1,793
--------------------------------------------------------------------------------
           Total revenues                    24,164    27,421   26,114    27,352
Expenses:
      Cost of service revenues               15,471    17,067   17,651    15,500
      Cost of system revenues                   735       863      728     1,108
      Cost of system revenues-one-time charge    --        --    1,824        --
      Engineering, research and development   1,263     1,551    1,632     1,599
      Sales and marketing                     1,606     1,664    1,498     1,739
      General and administration              1,640     1,794    1,985     1,850
      Depreciation and amortization           3,372     3,544    3,921     4,733
      Impairment of long-lived assets            --        --       --        --
--------------------------------------------------------------------------------
            Total expenses                   24,087    26,483   29,239    26,529
--------------------------------------------------------------------------------
Operating income(loss)                           77       938   (3,125)      823
Interest income                                 274       247      227       148
--------------------------------------------------------------------------------
Income (loss) before income taxes               351     1,185   (2,898)      971
Provision (benefit) for income taxes            161       523     (684)      395
--------------------------------------------------------------------------------
Net income (loss)                               190       662   (2,214)      576
--------------------------------------------------------------------------------
Basic and diluted earnings per share          $0.01     $0.04   $(0.13)    $0.03
--------------------------------------------------------------------------------


                                                     Three months ended
                                           -------------------------------------
                                           March 31, June 30, Sept. 30, Dec. 31,
                                             1998      1998     1998      1998
--------------------------------------------------------------------------------
Revenues:
      Prepaid wireless services              $2,934    $4,043   $5,010    $6,637
      Teleservices                            4,589     6,226    7,514     7,672
      Roaming services                        7,796     7,059    7,097     6,283
      System sales                            5,064     3,932    1,547     3,079
--------------------------------------------------------------------------------
           Total revenues                    20,383    21,260   21,168    23,671
Expenses:
      Cost of service revenues               12,041    12,899   13,684    13,295
      Cost of system revenues                 2,673     2,180    1,363     2,232
      Cost of system revenues-one-time charge    --        --       --        --
      Engineering, research and development   1,403     1,176    1,426     1,518
      Sales and marketing                     1,333     1,308    1,387     1,562
      General and administration              1,414     1,469    1,572     1,753
      Depreciation and amortization           2,452     2,695    2,908     3,190
      Impairment of long-lived assets            --       698       --        --
--------------------------------------------------------------------------------
            Total expenses                   21,316    22,425   22,340    23,550
--------------------------------------------------------------------------------
Operating income(loss)                         (933)   (1,165)  (1,172)      121
Interest income                                 386       326      331       306
--------------------------------------------------------------------------------
Income (loss) before income taxes              (547)     (839)    (841)      427
Provision (benefit) for income taxes           (208)       --      208        --
--------------------------------------------------------------------------------
Net income (loss)                              (339)     (839)  (1,049)      427
--------------------------------------------------------------------------------
Basic and diluted earnings per share         $(0.02)   $(0.05)  $(0.06)    $0.03
--------------------------------------------------------------------------------

                                           As a Percentage of Total Revenues
                                          -------------------------------------
                                          March 31, June 30, Sept. 30, Dec. 31,
                                            1999      1999     1999      1999
-------------------------------------------------------------------------------
Revenues:
   Prepaid wireless services                 33%       35%      35%       37%
   Teleservices                              41        39       38        37
   Roaming services                          22        21       23        19
   System sales                               4         5        4         7
------------------------------------------------------------------------------
        Total revenues                      100       100      100       100
Expenses:
   Cost of service revenues                  64        62       67        57
   Cost of system revenues                    3         3        3         4
   Cost of system revenues-one-time charge   --        --        7        --
   Engineering, research and development      5         6        6         6
   Sales and marketing                        7         6        6         6
   General and administration                 7         7        8         7
   Depreciation and amortization             14        13       15        17
   Impairment of long-lived assets           --        --       --        --
------------------------------------------------------------------------------
        Total expenses                      100        97      112        97
Operating income(loss)                        0         3      (12)        3
Interest income                               1         1        1         0
------------------------------------------------------------------------------
Income (loss) before income taxes             1         4      (11)        3
Provision (benefit) for income taxes         --         2       (3)        1
------------------------------------------------------------------------------
Net income (loss)                             1%        2%      (8)%       2%
------------------------------------------------------------------------------

                                           As a Percentage of Total Revenues
                                          -------------------------------------
                                          March 31, June 30, Sept. 30, Dec. 31,
                                            1998      1998     1998      1998
-------------------------------------------------------------------------------
Revenues:
   Prepaid wireless services                 14%       19%      24%       28%
   Teleservices                              23        29       36        32
   Roaming services                          38        33       33        27
   System sales                              25        19        7        13
------------------------------------------------------------------------------
        Total revenues                      100       100      100       100
Expenses:
   Cost of service revenues                  59        61       64        56
   Cost of system revenues                   13        10        6         9
   Cost of system revenues-one-time charge   --        --       --        --
   Engineering, research and development      7         6        7         6
   Sales and marketing                        7         6        7         7
   General and administration                 7         7        7         7
   Depreciation and amortization             12        13       14        14
   Impairment of long-lived assets           --         3       --        --
-------------------------------------------------------------------------------
        Total expenses                      105       106      105        99
Operating income(loss)                       (5)       (6)      (5)        1
Interest income                               2         2        1         1
-------------------------------------------------------------------------------
Income (loss) before income taxes            (3)       (4)      (4)        2
Provision (benefit) for income taxes         (1)       --        1        --
-------------------------------------------------------------------------------
Net income (loss)                            (2)%      (4)%     (5)%       2%
-------------------------------------------------------------------------------

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, seasonality, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes, and general economic conditions. In particular, Prepaid Wireless Services revenues are affected by seasonal trends as the fourth quarter typically generates the highest number of net additions as compared to the other three quarters. The timing of carrier contract renewals can also impact Prepaid Wireless Service revenues. Teleservices revenues may be influenced by the requirements of one of more of the Company's significant Teleservices customers, including engagement of the Company to implement or assist in implementing special projects of limited duration. The Company's Roaming Services revenues are affected by the frequency and volume of use of the Company's services, which may be influenced by seasonal trends, as well as changes in demand during particular periods due to a higher or lower incidence of temporary suspension of inter-carrier roaming agreements in certain markets. The timing of orders and the number of large prepaid systems shipped during a particular quarter may fluctuate based upon the needs of systems customers and can have a significant impact on the level of Systems Division revenues.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased from $25.6 million in 1998 to $30.2 million in 1999. The increase was due to improved cash collections and cash management along with the use of capital leases to finance certain equipment purchases. Net cash provided by operations of $20.9 million in 1999 was primarily generated from $15.6 million in depreciation and amortization expense, which resulted from the significant investment in telecommunications systems and equipment in 1999 and increased accounts payable and accrued expenses of $4.9 million which primarily related to accrued call center management fees and cellular airtime.

The Company's investing activities utilized $18.1 million of net cash in 1999. The Company expended $16.1 million in 1999, including almost $11.1 million for telecommunications systems equipment and software for expansion of the Company's C2C network. The Company also purchased $2.0 million in net short-term investments. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen Prepaid Wireless Services. The Company's financing activities utilized $238,000 in 1999, mainly due to payments of capital lease obligations, partially offset by proceeds from the exercise of stock options.

The Company believes that its short-term investments and the funds anticipated to be generated from operations would be sufficient to finance the Company's operations for at least the next 12 months.


Impact of Year 2000

Many computer systems and software products installed in the industry were coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, the date code field must be modified to distinguish between 21st and 20th century dates. As a result, many companies upgraded or replaced their software and computer systems in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 compliant could result in a system failures or miscalculations resulting in disruptions of operations, including among other things a temporary in ability to process transactions, send invoices or engage in normal business activities.

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. In total, the Company expensed approximately $883,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Certain Factors That May Affect Future Results

This Annual Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding Teleservices revenue and gross margin, trend of decreased suspensions of inter-carrier automatic roaming agreements, prepaid cannibalization of unregistered roaming and carrier marketing of one-rate registered roaming plans to reduce roaming service revenues, Roaming Division profitability declining due to decreasing revenue, increased expenditures for engineering, research and development, greater costs of depreciation and amortization and an effective income tax rate greater than 40%. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C2C network, the ability of the Company's carrier customers to successfully continue to market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

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

A number of the Company's Prepaid, Teleservices and Systems Division contracts have been extended beyond their expiration dates or will expire in 2000 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. If these contracts are not renewed the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if the contracts are renewed, many of the carrier customers have reached higher tiers of subscription levels and therefore contractual rates per minute will be lower than in previous years. If subscriber levels begin to drop off, revenue could be adversely affected due to these lower rates.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced an operating loss in 1997 and the first three quarters of 1998, primarily due to expenses associated with the development and expansion of its C2C network. During the quarter ended September 30, 1999, an operating loss was also incurred due to the Systems Division one-time charge, system outages in Prepaid and a software problem in Teleservices. In addition, the Company's Systems Division has experienced operating losses during each of the last six quarters due to fewer sales of international prepaid systems. The Company's quarterly operating results may vary significantly depending on a number of factors including, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

The Company has recently taken steps in an attempt to improve the results of the Systems Division, which has generated losses during each of the last six quarters. A reorganization plan was implemented in September 1999 in an effort realign the division and improve operating results. However, should these reorganization efforts not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. The Company expects that demand for its roaming services will continue to decline as fewer inter-carrier roaming agreements are suspended, prepaid cannibalization of unregistered roaming use increases and carriers offer more one-rate roaming plans. In addition, prepaid wireless services are relatively new services in new markets, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the C2C network. Several of the Company's carrier customer contracts contain penalty clauses that provide for reductions in revenue for certain network outages. There can be no assurance that the Company will successfully support and enhance the C2C network effectively to avoid system outages and any associated loss in revenue, that the market for the Company's prepaid service will continue to develop, or that the Company's C2C network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C2C agreements it has secured with its carrier customers. Because C2C revenues are principally generated by prepaid subscriber minutes of use, the Company's C2C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. Revenues from the Company's C2C network are dependent on the ability to retain subscribers on the network and there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase, which may result in reductions in related revenues. Teleservices revenues associated with billing inquiry support for C2C carrier customers are becoming a more significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C2C subscriber base. In addition, the Company has enabled carrier customers to license software that enables C2C customers to perform their billing inquiry in-house if they choose. This may reduce the Company's Teleservices revenues significantly and reduce profits accordingly.

The Company has experienced outages on the C2C network which have resulted in performance penalties and unbilled revenue. Despite efforts to avoid outages, there can be no assurance that future outages will not occur. Such outages can result in additional penalties and lost revenue for the Company. In addition, outages could damage the Company's reputation. The occurrence of one or more outages could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company is exploring opportunities to utilize its prepaid network and real-time rating engine for mobile and electronic commerce applications. There can be no assurances that there will be a market for the Company's network in the mobile and electronic commerce arena. In addition, this market could be so highly competitive that the Company will not be able to enter it.

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

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K:


Consolidated Balance Sheets
 at December 31, 1999 and 1998..............................................25
Consolidated Statements of Operations
 for the years ended December 31, 1999, 1998 and 1997.......................26
Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 1999, 1998 and 1997.......................27
Consolidated Statements of Cash Flows
 for the years ended December 31, 1999, 1998 and 1997.......................28
Notes to Consolidated Financial Statements..................................29
Report of Ernst & Young LLP, Independent Auditors...........................39

                            Consolidated Balance Sheets
                (In thousands, except share and per share amounts)


                                                                 December 31,
                                                            --------------------
                                                              1999        1998
--------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                           $21,145     $18,523
        Short-term investments                                9,091       7,086
          Accounts receivable, net of allowance
               for billing adjustments and doubtful
               accounts of $2,025 in 1999 and $1,508
               in 1998                                       18,546      18,432
          Inventory                                           2,007       3,525
          Deferred income taxes                               1,169       1,564
          Prepaid expenses                                    1,758         823
--------------------------------------------------------------------------------
           Total current assets                              53,716      49,953
Property and equipment:
        Telecommunications systems & software                63,692      47,801
        Furniture and fixtures                                3,477       2,264
        Leasehold improvements                                2,803       2,127
        Systems in development                                5,560       4,305
--------------------------------------------------------------------------------
                                                             75,532      56,497
        Less allowance for depreciation and amortization     30,537      18,442
--------------------------------------------------------------------------------
                                                             44,995      38,055
Goodwill, net                                                 2,854       3,460
Other assets                                                    516         292
--------------------------------------------------------------------------------
           Total assets                                    $102,081     $91,760
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                        $941        $884
       Accrued expenses                                      15,012      10,124
       Income taxes payable                                     505         496
       Current maturities of capital lease obligations        2,378       1,052
--------------------------------------------------------------------------------
            Total current liabilities                        18,836      12,556
Capital lease obligations, net of current maturities          3,876         546
Commitments and contingencies
Shareholders' equity:
         Preferred Stock,  $.01 par value, 2,000,000 shares
             authorized, none issued and outstanding             --          --
         Common Stock, voting, par value $.01 per share,
             35,000,000 shares authorized; 16,699,874 shares
             in 1999 and 16,436,028 shares in 1998 issued       167         164
         Additional paid-in capital                          93,177      91,683
         Treasury Stock (101,420 shares), at cost              (673)       (673)
         Accumulated deficit                                (13,302)    (12,516)

--------------------------------------------------------------------------------
            Total shareholders' equity                       79,369      78,658
--------------------------------------------------------------------------------
            Total liabilities and shareholders' equity     $102,081     $91,760
--------------------------------------------------------------------------------

See accompanying notes.

                    Consolidated Statements of Operations
             (In thousands, except share and per share amounts)


                                                     Year Ended December 31,
                                                  ------------------------------
                                                    1999       1998       1997
--------------------------------------------------------------------------------
REVENUES:
     Prepaid wireless services                    $36,920    $18,624     $7,539
     Teleservices                                  40,870     26,001     17,009
     Roaming services                              22,249     28,235     32,461
     System sales                                   5,012     13,622     11,090
--------------------------------------------------------------------------------
                                                  105,051     86,482     68,099
EXPENSES:
     Cost of services revenues                     65,689     51,919     44,180
     Cost of system revenues                        3,434      8,448      6,201
     Cost of system revenues - one-time charge      1,824         --         --
     Engineering,  research and development         6,045      5,523      5,433
     Sales and marketing                            6,507      5,590      5,089
     General and administrative                     7,269      6,208      3,470
     Depreciation and amortization                 15,570     11,245      5,546
     Impairment of long-lived assets                   --        698        569
--------------------------------------------------------------------------------
                                                  106,338     89,631     70,488
--------------------------------------------------------------------------------
Operating loss                                     (1,287)    (3,149)    (2,389)
Interest income                                       896      1,349      1,085
--------------------------------------------------------------------------------
Loss before income taxes                             (391)    (1,800)    (1,304)
Provision (benefit) for income taxes                  395         --       (188)
--------------------------------------------------------------------------------
Net loss                                            $(786)   $(1,800)   $(1,116)
--------------------------------------------------------------------------------
Basic and diluted net loss per share               $(0.05)    $(0.11)    $(0.08)
--------------------------------------------------------------------------------
Shares used in computing basic and diluted net
     loss per share                                16,529     16,274     14,007
--------------------------------------------------------------------------------



See accompanying notes.

                Consolidated Statements of Shareholders' Equity
                     (In thousands, except share amounts)




                                Treasury Stock      Common Stock     Additional
                                ---------------------------------      Paid In
                                Shares Dollars     Shares Dollars      Capital
-------------------------------------------------------------------------------
Balance at December 31, 1996    46,420  $(372) 12,725,749    $127      $52,738
 Issuance of Common Stock           --     --   3,000,000      30       35,769
 Exercise of Stock Options          --     --     538,630       6        2,482
 Issuance of Common Stock Under
  Employee Stock Purchase Plan      --     --       9,568      --           40
    Net loss                        --     --          --      --           --
-------------------------------------------------------------------------------
Balance at
 December 31, 1997              46,420   (372) 16,273,947     163       91,029
-------------------------------------------------------------------------------
 Exercise of Stock Options          --     --     143,488       1          572
 Issuance  of Common Stock Under
  Employee Stock Purchase Plan      --     --      18,593      --           82
 Treasury Stock Purchase        55,000   (301)         --      --           --
 Net loss                           --     --          --      --           --
-------------------------------------------------------------------------------
Balance at
 December 31,1998              101,420   (673) 16,436,028    $164       91,683
-------------------------------------------------------------------------------
 Exercise of Stock Options          --     --     208,980       2        1,209
 Issuance of Common Stock Under
  Employee Stock Purchase Plan      --     --      54,866       1          285
 Net loss                           --     --          --      --           --
-------------------------------------------------------------------------------
Balance at
 December 31,1999              101,420  $(673) 16,699,874    $167      $93,177
-------------------------------------------------------------------------------

                                              Total
                              Accumulated  Shareholders'
                                Deficit       Equity
--------------------------------------------------------
Balance at December 31, 1996   $(9,600)      $42,893
 Issuance of Common Stock           --        35,799
 Exercise of Stock Options          --         2,488
 Issuance of Common Stock Under
  Employee Stock Purchase Plan      --            40
    Net loss                    (1,116)       (1,116)
--------------------------------------------------------
Balance at
 December 31, 1997             (10,716)       80,104
--------------------------------------------------------
 Exercise of Stock Options          --           573
 Issuance  of Common Stock Under
  Employee Stock Purchase Plan      --            82
 Treasury Stock Purchase            --          (301)
 Net loss                       (1,800)       (1,800)
--------------------------------------------------------
Balance at
 December 31,1998              (12,516)       78,658
--------------------------------------------------------
 Exercise of Stock Options          --         1,211
 Issuance of Common Stock Under
  Employee Stock Purchase Plan      --           286
 Net loss                         (786)         (786)
--------------------------------------------------------
Balance at
 December 31,1999             $(13,302)      $79,369
--------------------------------------------------------

See accompanying notes

               Consolidated Statements of Cash Flows
                           (In thousands)


                                                     Year Ended December 31,
                                                   -----------------------------
                                                     1999       1998       1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net loss                                           $(786)   $(1,800)   $(1,116)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                   15,570     11,245      5,546
   Deferred income taxes                              395         --       (230)
   Impairment of long-lived assets                     --        698        569
   One-time charge                                  1,824         --         --
   Changes in operating assets and liabilities,
   excluding effects of business acquisitions:
        Accounts receivable                          (114)    (5,987)    (1,385)
        Inventory                                      41     (1,975)      (361)
        Prepaid expenses and other assets          (1,159)        65       (151)
        Accounts payable and accrued expenses       4,598        918      1,514
        Income taxes payable                            9         30        (24)
--------------------------------------------------------------------------------
Net cash provided by operating activities        20,378      3,194      4,362

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired        --         --     (1,398)
Purchase of short-term investments                (18,777)   (14,095)   (12,976)
Sale of short-term investments                     16,772     17,112     23,371
Purchase of property and equipment                (15,513)   (10,516)   (28,552)
--------------------------------------------------------------------------------
Net cash used in investing activities             (17,518)    (7,499)   (19,555)

FINANCING ACTIVITIES
Proceeds from exercise of stock options             1,211        573      2,488
Proceeds from issuance of stock                       286         82     35,839
Purchase of treasury stock                             --       (301)        --
Repayment of  capital lease obligations            (1,735)    (1,127)      (456)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities  (238)      (773)    37,871
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents    2,622     (5,078)    22,678
Cash and cash equivalents at beginning of year     18,523     23,601        923
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year          $21,145    $18,523    $23,601
--------------------------------------------------------------------------------
Supplemental disclosure of non-cash transactions:
--------------------------------------------------------------------------------
Capital lease obligations                          $6,391         --     $3,200
--------------------------------------------------------------------------------

See accompanying notes.

                 Notes to Consolidated Financial Statements



1. BASIS OF PRESENTATION

The Company

Boston Communications Group, Inc. (the Company) develops, markets and provides specialized prepaid wireless services, teleservices, and roaming services to the wireless telephone industry. The Company also manufactures prepaid and voice systems equipment.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company earns revenues by processing prepaid wireless calls, by providing teleservices customer care support and processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Revenue is recognized when the service is provided and is recorded net of estimated billing adjustments. The Company recognizes revenue from the sale of systems at the time the systems are shipped.

Principles of Consolidation

The financial statements include 100% of the accounts and operations of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Short-term Investments

The Company accounts for its marketable securities under the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." The Company has classified all of its securities as available-for-sale, and are thus reported at fair market value.

Investments that mature between three and twelve months are considered short-term investments. The Company's short-term investments are invested in corporate notes.

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

Concentrations of Credit Risk

The Company's prepaid wireless services allows carriers, throughout the United States and Canada, to access the Company's prepaid C2C platform, enabling the carriers to offer prepaid wireless calling to their subscribers. Accounts are not activated until payment is received by the carrier. Teleservices are provided to wireless carriers located throughout the United States and Canada. The Company's roaming customers are individuals who place wireless calls from service areas, which are not covered by traditional roaming agreements. These calls are forwarded by wireless carriers to the Company for processing. Each transactionis small in size and the Company minimizes credit risk by validating appropriate billing information. The Company sells its voice systems in North America and its prepaid systems in North and South America.

The Company has roaming, teleservice and prepaid wireless service agreements with, and sells its systems to numerous carriers. During the years ended December 31, 1999, 1998, and 1997, the Company's top 10 customers accounted for 86%, 79% and 75% of the Company's total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues only, as a percentage of total revenues, to major customers:


                                                    December 31,
                                           ----------------------------
                                           1999        1998        1997
-----------------------------------------------------------------------
Bell Atlantic Mobile (P,T,R)                17%         11%         12%
AirTouch (P,T,R)                            15          13          --
BellSouth Cellular Corp. (P,T,R,S)          11          13          --
Southwestern Bell Mobile Systems (P,T,R)    11          --          11
AT&T (P,T,R)                                10          --          --
Ameritech Cellular (T,R)                    --          15          12
-----------------------------------------------------------------------

Revenue from these customers was generated from the following divisions:
     P - Prepaid wireless services
     T - Teleservices
     R - Roaming services
     S - Systems

Inventory

Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows (in thousands):

                             December 31,
                      -----------------------
                        1999             1998
---------------------------------------------
 Raw materials        $1,356           $2,690
 Work in process         651              835
---------------------------------------------
                      $2,007           $3,525
---------------------------------------------

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Systems in development represent the cost of purchased hardware and software to be used in switching equipment not yet placed into service and will be depreciated between 3 and 5 years.

Impairment of Long Lived Assets

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

Goodwill

Goodwill represents the excess of cost of acquired businesses over the fair market value of all net assets acquired. Goodwill is being amortized on a straight-line basis over an eight-year period. Accumulated amortization totaled approximately $2.0 million and $1.4 million as of December 31, 1999 and 1998, respectively.

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

Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition, measurement, and reporting of derivatives and hedging activities and is effective, as amended, for all quarters in fiscal years beginning after December 31, 2001. The Company anticipates that the adoption of this new accounting standard will not have a material impact on the Company's consolidated financial statements.

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share represents net loss divided by weighted average shares outstanding. Diluted and basic net loss per share are the same because the Company generated net losses in 1999, 1998 and 1997.


3. ONE-TIME CHARGE

In September 1999, the Company recorded a one-time charge of $1.8 million as a result of the reorganization of the Systems Division. The charge primarily relates to inventory write-downs associated with the reorganization.
 .


4. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                           December 31,
                                       ------------------
   (In thousands)                        1999        1998
---------------------------------------------------------
 Billing adjustments                   $1,171      $1,177
 Cellular airtime                       1,898       1,178
 Payroll                                2,333       2,052
 Telecommunication costs                1,122       1,596
 Deferred revenue                       1,383         700
 Call center management fees            1,830         259
 Other                                  5,275       3,162
---------------------------------------------------------
                                      $15,012     $10,124
---------------------------------------------------------

5. SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the President and Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different niches in the wireless industry.

The Company's reportable operating segments consist of the Prepaid Wireless Services, Teleservices, Roaming Services and Systems Divisions. The Company's Prepaid Wireless Services Division offers prepaid wireless service that allows carriers to access the Company's prepaid C2C platform, enabling the carriers to offer prepaid wireless calling to their subscribers. The Company's Teleservices Division provides customer support teleservices to wireless carrier's customers, which allows carriers to outsource all or a portion of their customer service activities. The Company's Roaming Services Division provides carriers with ROAMERplus call processing services which provides carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Company's Systems Division manufactures and markets voice processing platforms to wireless and wireline carriers throughout North and South America with enhanced features including prepaid wireless, voice messaging and toll limitation services. The Systems Division also sells prepaid systems to international carriers and manufactures the voice nodes used to support the Company's C2C network. The other segment assets include cash equivalents and short-term investments and other assets not allocated to the reportable operating segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results for the Company's operating segments have been prepared using a management approach. This is consistent with the basis and manner in which the Company's management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment income(loss) before interest and taxes and allocates corporate level operating expenses to the operating segments. All revenues are generated from external customers and there are no intersegment revenues. Revenues are attributed to geographic areas based on the location of the customers to whom the services were provided or the location where the systems were shipped. Capital expenditures include equipment purchased directly from vendors or acquired through a capital lease. The summary of operating segment information is as follows at December 31, (in thousands):

                                Prepaid
                               Wireless                     Roaming
                               Services    Teleservices    Services    Systems
 -----------------------------------------------------------------------------
 1999
 Net revenues                   $36,920      $40,870        $22,249     $5,012
 Depreciation and amortization    9,745        3,287            945      1,593
  Operating income(loss)          3,467          316          1,116     (6,186)
  Assets                         37,620       15,662          4,083      8,566
 Capital expenditures            11,116        1,260            233      1,624
 ------------------------------------------------------------------------------
 1998
 ------------------------------------------------------------------------------
 Net revenues                   $18,624      $26,001        $28,235    $13,622
 Depreciation and amortization    6,782        2,473            808      1,182
 Operating income(loss)          (7,236)         393          2,962        732
 Assets                          31,501       10,493          5,518     12,855
 Capital expenditures             6,603        1,311            199      1,184
 ------------------------------------------------------------------------------
 1997
 ------------------------------------------------------------------------------
 Net revenues                     7,539       17,009         32,461     11,090
 Depreciation and amortization    2,359        1,745            600        842
 Operating income(loss)          (7,976)         562          4,547        478
 Assets                          29,314        8,126          7,110      9,701
 Capital expenditures            24,742        4,154            798      1,006



                                  Other     Total
 -------------------------------------------------
 1999
 Net revenues                     $--    $105,051
 Depreciation and amortization     --      15,570
  Operating income(loss)           --      (1,287)
  Assets                       36,150     102,081
 Capital expenditures           1,843      16,076
 -------------------------------------------------
 1998
 -------------------------------------------------
 Net revenues                     $--     $86,482
 Depreciation and amortization     --      11,245
 Operating income(loss)            --      (3,140)
 Assets                        31,393      91,760
 Capital expenditures           1,219      10,516
 -------------------------------------------------
 1997
 -------------------------------------------------
 Net revenues                      --      68,099
 Depreciation and amortization     --       5,546
 Operating income(loss)            --      (2,389)
 Assets                        39,134      93,385
 Capital expenditures           1,034      31,734

Information concerning principal geographic areas is as follows (in thousands):

                                    Year ended December 31,
                                 ----------------------------
Net Revenues                        1999       1998      1997
-------------------------------------------------------------
 North America
-------------------------------------------------------------
 United States                    $93,332   $78,044   $59,760
 Canada                             8,494     2,334       427
 Other                              1,908     1,231     4,869
-------------------------------------------------------------
  Total North America             103,734    81,609    65,056
-------------------------------------------------------------
  South America                     1,317     4,873     3,043
-------------------------------------------------------------
  Total                          $105,051   $86,482   $68,099
-------------------------------------------------------------


6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                            ----------------
 (In thousands)                                              1999      1998
-----------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                         $3,503    $2,577
   Allowance for doubtful accounts
    and billing adjustments                                    719       521
   Inventory valuation adjustments                             815       245
   Minimum tax credit carryforwards                            101       111
   Accrued expenses and other                                  692       977
   Asset impairment                                             --       478
-----------------------------------------------------------------------------
                                                             5,830     4,909
   Valuation allowance                                      (1,063)     (853)
-----------------------------------------------------------------------------
Total deferred tax assets                                    4,767     4,056
Deferred tax liabilities:
    Tax over book depreciation and amortization expense     (3,598)   (2,492)
-----------------------------------------------------------------------------
Total deferred tax liabilities                              (3,598)   (2,492)
-----------------------------------------------------------------------------
Net deferred tax assets                                     $1,169    $1,564
-----------------------------------------------------------------------------


The provision (benefit) for income taxes consists of the following (in thousands):

                                                    Year Ended December 31,
                                               --------------------------------
 (In thousands)                                 1999         1998          1997
-------------------------------------------------------------------------------
 Current:
   Federal                                       $--          $--           $--
   State                                          30           --            42
-------------------------------------------------------------------------------
                                                  30           --            42
 Deferred:
   Federal                                       314           --          (209)
   State                                          51           --           (21)
--------------------------------------------------------------------------------
                                                 365           --          (230)
--------------------------------------------------------------------------------
 Income tax provision (benefit)                 $395          $--         $(188)
--------------------------------------------------------------------------------

At December 31, 1999, the Company has approximately $9.1 million of net operating loss carryforwards for federal income tax return purposes available for use in future years that expire beginning in 2006. The valuation allowance increased from $853,000 at December 31, 1998 to $1.1 million at December 31, 1999 due to net operating losses for which no benefit was recognized in 1999 and an additional reserve recorded against the Company's net deferred tax assets.

A reconciliation of the income tax provision (benefit) at the statutory rate to the income tax provision (benefit) as reported is as follows:

                                                           Year Ended
                                                          December 31,
                                                     1999     1998     1997
---------------------------------------------------------------------------
Federal benefit at statutory rate                  $(133)   $(612)   $(443)
State income benefit, net of federal                 (16)     (71)     (52)
Permanent differences                                334      288      307
Valuation allowances                                 210      395       --
---------------------------------------------------------------------------
                                                    $395       --    $(188)
---------------------------------------------------------------------------

 Income taxes paid were $41,000 in 1999, $61,000 in 1998, and $83,000 in 1997.


7. CAPITAL STOCK

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

Stock Option Plans

The Company's 1996 and 1998 Stock Option Plans (the Plans) were adopted by the Board of Directors and approved by the stockholders of the Company in 1996 and 1998, respectively. The Plans provide for the grant of stock options to employees, officers and directors, consultants and advisors to, the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("incentive stock options"), or options not intended to qualify as incentive stock options ("non-statutory options"). Incentive stock options may only be granted to employees of the Company. A total of 1,264,792 and 600,000 shares of Common Stock may be issued upon the exercise of options granted under the 1996 and 1998 Stock Option Plans, respectively. The maximum number of shares with respect to which options may be granted to any employee under the 1996 and 1998 Stock Option Plans shall not exceed 200,000 and 60,000 shares of Common Stock, respectively, during any calendar year. All options granted have 10 year terms and generally vest and become exercisable over one to five years.

In 1998, the Company granted 400,000 non-qualified options to purchase shares of common stock at an exercise price of $7.06. In 1999, the Company granted 175,000, 25,000, and 10,000 non-qualified options to purchase shares of common stock at $8.63, $13.13, and $8.44 respectively. The exercise prices of all non-qualified options were equal to the fair market value as determined by the Company on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997: risk-free interest rates of 5.5%, 5.4%, and 6.4%, respectively, no dividend yield, the volatility factor of the expected market price of the Company's common stock of 0.5 and a weighted-average expected life of the option of 3 to 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                               December 31,
                                     ------------------------------
                                       1999       1998       1997
-------------------------------------------------------------------
Pro forma net loss                   $(2,569)   $(4,034)   $(2,859)
-------------------------------------------------------------------
Pro forma basic and diluted net
loss per share                       $ (0.16)   $ (0.25)   $ (0.20)
--------------------------------------------------------------------

Stock option information is as follows:

                                           1999                1998
---------------------------------------------------------------------------
                                              Weighted            Weighted
                                               Average             Average
                                              Exercise            Exercise
                                    Options      Price   Options     Price
---------------------------------------------------------------------------
Outstanding-begining of year       1,935,976     $6.90  1,417,654    $6.74
Granted                              684,000      7.98    966,500     7.33
Exercised                           (208,580)     5.80   (143,888)    4.00
Canceled                            (306,850)     7.48   (304,290)    9.00
---------------------------------------------------------------------------
Outstanding - end of year          2,104,546     $7.27  1,935,976    $6.90
---------------------------------------------------------------------------

                                          1997
-------------------------------------------------------
                                              Weighted
                                               Average
                                              Exercise
                                    Options      Price
-------------------------------------------------------
Outstanding-begining of year       1,666,359    $8.86
Granted                            1,124,342     5.87
Exercised                           (538,630)    4.62
Canceled                            (834,417)   11.18
-------------------------------------------------------
Outstanding - end of year          1,417,654    $6.74
-------------------------------------------------------

The following table summarizes the stock options outstanding and exercisable as of December 31, 1999:

      Options        Options        Exercise
    Exercisable    Outstanding        Price
----------------------------------------------
      236,266        606,950       $3.69-4.88
      314,104        649,604        5.00-7.06
       77,300        563,100        7.37-8.62
      152,142        284,892       8.66-14.00
---------------------------------------------
      779,812      2,104,546            $7.27
---------------------------------------------

There were 322,599 options available for grant at December 31, 1999. There were 628,437 options exercisable at December 31, 1998 at a weighted-average exercise price of $6.91. The weighted-average fair value of options granted during 1999 and 1998 was $3.98 and $3.24, respectively. The weighted-average contractual life of options outstanding at December 31, 1999 and 1998 was 8.0 and 8.6 years, respectively.

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in April 1996. The Purchase Plan authorizes the issuance of up to a total of 225,000 shares of Common Stock to participating employees. In May 1999, the Plan was amended by the Board of Directors to shorten the initial eligibility period and increase the discount to the employees.

All full-time employees of the Company who have been employed by the Company for a minimum of three months, including directors of the Company who are employees, are eligible to participate in the Purchase Plan. On the first day of a designated payroll deduction period (the "Offering Period"), the Company will grant to each eligible employee who has elected to participate in the Purchase Plan an option to purchase shares of Common Stock as follows: the employee may authorize an amount (up to a maximum of 10% of such employee's regular pay) to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares which has an aggregate market value (determined on the last day of the offering Period) in excess of $25,000. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering.


8. COMMITMENTS

Leases

The Company entered into capital leases for $3.6 million and $3.2 million in 1999 and 1997, respectively. The accumulated amortization of the assets under capital leases was $2.4 million and $886,000 at December 31, 1999 and 1998, respectively. In addition, in 1999 the Company cancelled a management contract and acquired the underlying leases, resulting in capital lease additions of approximately $2.7 million. In addition, the Company has $1.2 million in payments outstanding to be paid through September 30, 2000 to prepay the remaining 48 months on the facility lease. The Company also has non-cancelable operating lease commitments for office space, call center facilities, equipment and personnel. Rent and call center facility and equipment expense approximated $11.9 million in 1999, $2.2 million in 1998, and $1.2 million in 1997. Future minimum payments under non-cancelable capital leases and operating leases are as follows (in thousands):


                                       Capital     Operating
Year ending December 31,                Leases       Leases
------------------------------------------------------------
2000                                   $2,766       $3,868
2001                                    2,105        1,347
2002                                    1,562        1,115
2003                                      534        1,016
2004                                       --          276
------------------------------------------------------------
Total minimum lease payments            6,967       $7,622
Amounts representing interest             713       ------
---------------------------------------------
Present value of net minimum payments   6,254
Less: current portion                   2,378
---------------------------------------------
                                       $3,876
---------------------------------------------


Significant Contracts

The Company has an agreement with a vendor to jointly develop two products for the Company. The Company will pay this vendor $1.7 million for the development effort and the exclusive license to use the first product and $8.0 million for the development effort and exclusive license to use the second product during the next two years.

Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders
Boston Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility
of the Company's management.   Our responsibility is to express an opinion on
these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                      /s/ Ernst & Young LLP



Boston, Massachusetts
January 28, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The sections entitled "Election of Directors" and Reports Under Section 16(a) of the Exchange Act appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000 set forth certain information with respect to the directors of the Company and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.


Item 11.  EXECUTIVE COMPENSATION

   The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers" and "Report of the Compensation Committee" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000 set forth certain information with respect to the compensation of management of the Company and are incorporated herein by reference.


Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000, sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers," and "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000, set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and are incorporated herein by reference.

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8:

Consolidated Balance Sheets at December 31, 1999 and 1998...................25
Consolidated Statements of Operations
 - Years ended December 31, 1999, 1998 and 1997.............................26
Consolidated Statements of Shareholders' Equity
 - Years ended December 31, 1999, 1998 and 1997.............................27
Consolidated Statements of Cash Flows
 - Years ended December 31, 1999, 1998 and 1997.............................28
Notes to Consolidated Financial Statements..................................29

   (2) Financial Statement Schedules

       Index to Consolidated Financial Statement Schedules

For the years ended December 31, 1999, 1998 and 1997:
  Schedule II - Valuation and Qualifying Accounts

All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

   (3) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

None

                                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2000.


                               BOSTON COMMUNICATIONS GROUP, INC.


                               By: /s/  E.Y. Snowden
                                   ------------------
                                        E.Y. Snowden
                                        President and Chief
                                        Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                   Title                     Date
            ---------                   -----                     ----

        /s/   E.Y. Snowden              President, Chief          March 27, 2000
       -------------------              Executive Officer
              E.Y. Snowden              and Director

       /s/   Karen A. Walker            Vice President,           March 27, 2000
       ---------------------            Finance and
             Karen A. Walker            Administration,
                                        Director (Principal
                                        Financial and
                                        Accounting Officer)

       /s/   Paul J. Tobin              Chairman of the           March 27, 2000
       -------------------              Board of Directors
             Paul J. Tobin

           Signature                   Title                     Date
           ---------                   -----                     ----


       /s/   Brian E. Boyle            Vice Chairman of the      March 27, 2000
       --------------------            Board of Directors
             Brian E. Boyle

       /s/   Craig L. Burr             Director                  March 27, 2000
       -------------------
             Craig L. Burr


       /s/   Paul R. Gudonis           Director                  March 27, 2000
       ---------------------
             Paul R. Gudonis


       /s/   Gerald Segel              Director                  March 27, 2000
       ------------------
             Gerald Segel


       /s/   Mark J. Kington           Director                  March 27, 2000
       ---------------------
             Mark J. Kington

                                         EXHIBIT INDEX

Exhibit
  No.              Description
-------            -----------

3.1       Restated Articles of Organization of the Company, as amended. 1

3.3       Amended and Restated By-Laws of the Company. 1

10.2      +1996 Stock Option Plan. 1

10.3      +1996 Employee Stock Purchase Plan. 1

10.3.1 +Amendment Number 1, dated August 30, 1996, to 1996 Employee Stock Purchase Plan 2

10.15 Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc. 1

10.15.1 Commercial Lease dated February 26, 1996 between the Company and Cummings Property Management, Inc. (Amendment No. 1). 2

10.15.2 Amendment No. 2, dated August 8, 1996, to the commercial lease between the Company and Cummings Property Management, Inc. 2

10.15.3 Amendment No. 3, dated February 5, 1997, to the commercial lease between the Company and Cummings Property Management, Inc. 2

10.27 Software License and Services Agreement dated October 30, 1996 between the Company and Oracle Corporation. 2

10.28 Software License and Services Agreement dated September 24, 1996 between the Company and Oracle Corporation. 2

10.33 Commercial Lease dated April 1, 1997 between the Company and Cummings Properties Management, Inc 3

10.34 Master Equipment Lease Agreement between Boston Communications Group, Inc. and Fleet Capital Corp. dated August 20, 1997 4

10.41 Agreement dated February 9, 1998 between the Company and the University of Massachusetts at Lowell. 5

10.42 Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden. 5

10.45     +1998 Stock Incentive Plan

10.47^ Agreement between the Company and AG Communication Systems dated Nov. 16, 1998. 6

10.49 Amendment No. 4, dated December 4, 1998, to the commercial lease between the Company and Cummings Property Management, Inc. 6

10.50     Master Equipment Lease between Boston Communications Group and Fleet
          Capital Corp. dated May 17, 1999.   7

10.51^ Letter of Agreement between Centigram Communications Corporation and Boston Communications Group dated August 12, 1999. 8

10.52^ Amendment #1 to the Agreement between A.G. Communications Systems Corporation and Boston Communications Group dated August 26,1999. 8

10.53 Lease between Cummings Properties and Boston Communications Group dated June 3, 1999. 8

10.54^ Riverview, New Brunswick, Canada Management Services Agreement between ICT Group, Inc. and Boston Communications Group, Inc. dated August 4, 1999. 8

10.55^ Lakeland, FL Management Services Agreement between ICT Group, Inc. and Boston Communications Group, Inc. dated August 4, 1999. 8

10.56 Termination of Services Agreement and related Assignment and Assumption Agreements between ICT Group, Inc. and Boston Communications Group, Inc., dated September 30, 1999.

10.57 +Amendment No. 3 to the Boston Communications Group, Inc. 1996 Employee Stock Purchase Plan dated August 12, 1999.

11        Statement RE: Computation of Per Share Earnings

21        Subsidiaries of the Registrant.

23        Consent of Ernst & Young LLP, Independent Auditors.

27        Financial Data Schedules.



1 Incorporated by reference to the Company's Registration Statement on Form S-1
  filed June 17, 1996 (File No. 333-4128)
2 Incorporated by reference to the Company's Form 10-K for the year ended
  December 31, 1996.
3 Incorporated by reference to the Company's Form 10-Q for the quarter ended
  June 30, 1997.
4 Incorporated by reference to the Company's Form 10-Q for the quarter ended
  September 30, 1997.
5 Incorporated by reference to the Company's Form 10-Q for the quarter ended
  March 31, 1998.
6 Incorporated by reference to the Company's Form 10-K for the year ended
  December 31, 1998.
7 Incorporated by reference to the Company's Form 10-Q for the quarter ended
 June 30, 1999.
8 Incorporated by reference to the Company's Form 10-Q for the quarter ended
 September 30, 1999.

+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this Report.
^ Confidential treatment granted as to certain positions, which positions have been deleted and filed separately with the Securities and Exchange Commission.


                            SCHEDULE II

        BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS

                           (In thousands)


              COL. A                      COL. B                   COL. C
------------------------------------   ------------    -------------------------
                                                             ADDITIONS
                                                   -----------------------------

                                                                    CHARGED TO
                                      BALANCE AT     CHARGED TO       OTHER
                                     BEGINNING OF    COSTS AND       ACCOUNTS
DESCRIPTION                             PERIOD       EXPENSES       DESCRIBE (1)
                                    -----------    --------------  -------------
Year ended December 31, 1999:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts           $1,508           $ --         $1,688


Year ended December 31, 1998:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts           $1,304           $ --         $1,557

Year ended December 31, 1997:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts           $1,242           $ --           $636


              COL. A                     COL. D           COL. E
------------------------------------   ----------    -------------

                                       DEDUCTIONS        BALANCE AT
DESCRIPTION                            DESCRIBE (2)    END OF PERIOD
                                       -----------    --------------
Year ended December 31, 1999:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts            $1,171          $2,025


Year ended December 31, 1998:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts            $1,353          $1,508

Year ended December 31, 1997:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts              $574          $1,304


(1) Billing adjustments recorded as a reduction of revenue.
(2) Settlement of billing adjustments.
