Form 10-Q
period 2000-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 2000-05-12
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 10549
                            FORM 10-Q

      (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2000 or

      ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    Commission file number: 0-28432

          Boston Communications Group, Inc.
          (Exact name of registrant as specified in its charter)

            Massachusetts                        04-3026859
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)

     100 Sylvan Road, Woburn, Massachusetts 01801
              (Address of principal executive offices)

  Registrant's telephone number, including area code: (617)692-7000


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

As of April 20, 2000 the Company had outstanding 16,688,159 shares of common stock, $.01 par value per share.

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

  Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk...................................................17



 PART II. OTHER INFORMATION:

 Item 4.  Legal Proceedings.......................................18

 Item 6.  Exhibits and Reports on Form 8-K........................18

                BOSTON COMMUNICATIONS GROUP, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
       (In thousands, except share and per share amounts)

                                               March   December
ASSETS                                          31,    31,
                                               2000       1999
Current assets:

Cash and cash equivalents                      $25,360    $21,145
Short-term investments                           6,998      9,091
Accounts receivable, net of allowance for
billing adjustments and doubtful accounts of
$2,736 in 2000 and $2,025 in 1999               19,551     18,546
Inventory                                        1,930      2,007
Deferred income taxes                              356      1,169
Prepaid expenses and other assets                1,904      1,758
     Total current assets                       56,099     53,716

Property and equipment, net                     43,134     44,995

Goodwill, net                                    2,703      2,854
Other assets                                       563        516
     Total assets                             $102,499   $102,081

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                              $1,193     $  941
  Accrued expenses                              14,225     15,012
  Income taxes payable                             565        505
  Current maturities of capital lease
  obligations					 2,158      2,378
     Total current liabilities                  18,141     18,836

Capital lease obligations, net of current        3,420      3,876
maturities

Shareholders' equity:
Preferred Stock, par value $.01 per share,
   2,000,000 Shares authorized, 0 shares issued
   and outstanding Common Stock, voting, par
   value $.01 per share, 35,000,000 shares
   authorized, 16,788,579 and 16,699,874 shares
   issued in 2000 and1999, respectively            168        167
Additional paid-in capital                      93,673     93,177
Treasury stock  (101,420 shares, at cost)         (673)      (673)
Accumulated deficit                            (12,230)   (13,302)
Total shareholders' equity                      80,938     79,369
     Total liabilities and shareholders'      $102,499   $102,081
equity

                BOSTON COMMUNICATIONS GROUP, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)

                                                Three months ended
                                                    March 31,
                                                   2000       1999
 Revenues:
   Prepaid wireless services                     $12,344    $7,872
   Teleservices                                    7,665     9,843
   Roaming services                                4,807     5,435
   Systems                                           391     1,014
                                                  25,207    24,164

 Expenses:
   Cost of service revenues                       13,403    15,471
   Cost of system revenues                           434       735
   Engineering, research and development           1,807     1,263
   Sales and marketing                             1,548     1,606
   General and administrative                      1,994     1,640
   Depreciation and amortization                   4,450     3,372

 Total operating expenses                         23,636    24,087

 Operating income                                  1,571        77
 Interest income                                     314       274

 Income before income taxes                        1,885       351
 Provision for income taxes                          813       161

 Net income per common share                      $1,072    $  190

 Basic net income per common share                $ 0.06    $ 0.01
 Shares used in computing basic net income
 per share                                        16,628    16,442
 Diluted net income per common share              $ 0.06    $ 0.01
 Shares used in computing diluted net income
 per share                                        17,009    17,108

                BOSTON COMMUNICATIONS GROUP, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)




                                                        Three months ended
                                                            March 31,
                                                         2000        1999
 OPERATING ACTIVITIES
 Net income                                          $ 1,072      $   190

 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                     4,450          3,372
     Deferred income taxes                               813            161
 Changes in operating assets and liabilities:
     Accounts receivable                              (1,005)        (2,038)
     Inventory                                            77         (1,392)
     Prepaid expenses and other assets                  (193)           (41)
     Accounts payable and accrued expenses              (535)         3,403
     Income taxes payable                                 60            (32)

 Net cash provided by operations                       4,739          3,623


 INVESTING ACTIVITIES
 Purchases of property and equipment                  (2,438)        (3,915)
 Sales of short-term investments                       6,074          5,946
 Purchases of short-term investments                  (3,981)        (6,967)

 Net cash used in investing activities                  (345)        (4,936)


 FINANCING ACTIVITIES
 Proceeds from exercise of stock options and
       employee stock purchase plan                      497            839
 Repayment of capital leases                            (676)          (301)

 Net cash provided by(used in) financing
 activities                                             (179)           538

 Increase (decrease) in cash and cash equivalents      4,215           (775)
 Cash and cash equivalents at beginning of period     21,145         18,523
 Cash and cash equivalents at end of period          $25,360        $17,748

 Supplemental disclosure of non-cash transactions:
 Capital lease obligations                                          $   188

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The  accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, which in the opinion of management are necessary for a fair statement of the results
   of the interim periods presented.   All adjustments were of a normal
   recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes to the Company's audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share (in 000's except per share amounts):


                                                         Three Months
                                                        Ended March 31,
                                                         2000      1999
 Numerator for basic and diluted earnings per share:
 Net income                                             $1,072     $190
 Denominator:
 Denominator for basic earnings per share -
 weighted average shares                                16,628   16,442
 Effect of dilutive securities:
 Employee stock options                                    381      666
 Denominator for diluted earnings per share -
 adjusted weighted average shares and assumed
 conversion                                             17,009   17,108
 Basic net income per common share                     $  0.06  $  0.01
 Diluted net income per common share                   $  0.06  $  0.01

3. Inventory

   Inventories consisted of the following at (in 000's):

                                          March 31,      December 31,
                                              2000            1999
                      Purchased parts       $1,078          $ 1,356
                      Work-in-process          852              651
                                            $1,930          $ 2,007


4.   Segment Reporting

     Divisional Data (in 000's)

                     Prepaid
    Three months     Wireless              Roaming
    ended            Service  Teleservic   Service  System  Eliminations Total
    March 31,
    2000
    Revenues         $12,344     $7,665   $4,807   $2,360   $(1,969)    $25,207
    Gross margin       8,734      1,736      943      723      (766)     11,370
    Operating income
    (loss)             2,911      (153)      161     (582)     (766)      1,571


    1999
    Revenues          $7,872     $9,843   $5,435   $2,670   $(1,656)    $24,164
    Gross margin       4,743      2,056      880      924      (645)      7,958
    Operating income
    (loss)               587        536      146     (547)     (645)         77



5.    Recent Accounting Pronouncements

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements.
In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. The Company will adopt SAB 101 in the second quarter of 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results of Operations

The Company's total revenues increased 4% from $24.2 million in the three months ended March 31, 1999 to $25.2 million in three months ended March 31, 2000. The growth was primarily attributable to a 57% increase in the Company's principal business, prepaid wireless, partially offset by a 22% decline in teleservices revenues, a 12% decline in roaming service revenues and a 12% decline in systems revenues, including interdivisional revenue. In 2000, for internal financial reporting purposes, the Company began reporting interdivision sales from the Systems Division to the Prepaid Services Division for voice nodes and related equipment shipped during the quarter. Prior year amounts have been reclassified to permit comparison.

The Company generated operating income of $1.6 million during the quarter ended March 31, 2000 compared to operating income of $77,000 for the same period in the prior year. The Company also generated net income of $1.1 million during the quarter ended March 31, 2000 compared to net income of $190,000 for the same period in the prior year. The increases in operating income and net income resulted from a significant improvement in the operating results of prepaid wireless services, partially offset by a decline in operating results from the teleservices and systems divisions. The specifics of each division's revenues and operating results are discussed in greater detail below:

Divisional Data
(in 000's except percentages)

                  Prepaid
Quarter ended     Wireless               Roaming
March 31,         Services Teleservices Services   Systems Eliminations Total
2000
Revenues          $12,344     $7,665      $4,807    $2,360   $(1,969)  $25,207
Gross margin      $ 8,734      1,736        $943      $723     $(766)  $11,370
Gross margin
percentage            71%        23%         20%       31%                 45%
Operating income
(loss)            $2,911      $(153)        $161     $(582)    $(766)   $1,571
Percentage of
total revenues       24%        (2)%          3%       (25)%                6%

1999
Revenues          $7,872      $9,843      $5,435      $2,670 $(1,656)  $24,164
Gross margin      $4,743       2,056        $880        $924   $(645)   $7,958
Gross margin
percentage           60%         21%         16%         35%               33%
Operating income
(loss)              $587        $536        $146      $(547)   $(645)      $77
Percentage of
total revenues        7%          5%          3%       (20)%                0%

Prepaid Wireless Services Division

Prepaid Wireless Services Division revenues increased 57% from $7.9 million in the first quarter of 1999 to $12.3 million in the first quarter of 2000. The increase was primarily due to the increased number of subscribers and greater minutes of use, offset by a decrease in the average price per minute. As of March 31, 2000 there were approximately 2.3 million prepaid subscribers on the C2C network, compared to 1.2 million subscribers at March 31, 1999, an increase of 92%. The Company expects the average price per minute to continue to decline as carrier growth results in higher volume discounts. Additionally, the full effect of renegotiated pricing in recent contract renewals will contribute to a decreased average price per minute. During the first quarter, two significant prepaid services contracts were renewed.

Gross margins for the Prepaid Wireless Services Division improved from 60% of prepaid wireless services revenues in the first quarter of 1999 to 71% in the first quarter of 2000. The improvement resulted from higher revenues, improved system performance, reduced telecommunications costs and management's focus on effectively managing operating expenses.

In the first quarter of 2000, the Prepaid Wireless Services Division generated operating income of $2.9 million compared to $587,000 in the first quarter of 1999. The continued increase in revenue helped to offset increases in operating costs which are more fixed than variable.

Going forward, management expects that the seasonal trends experienced in 1999 for subscriber additions, churn and average minutes of use will continue, with the growth in fourth and first quarter showing much stronger usage and subscriber trends than the slower seasons in the second and the third quarters.


Teleservices Division

Teleservices Division revenues decreased 22% from $9.8 million in the first quarter of 1999 to $7.7 million in the first quarter of 2000. The decrease in Teleservices revenues primarily reflects the Company's previously announced November 1999 closing of its Woburn, Massachusetts call center. In addition, the decrease reflects the Company's strategy to provide its prepaid carrier customers the opportunity to license the Company's prepaid customer service software product and operate their own in-house call centers or
outsource their prepaid subscriber customer care to  the  Company.   Licensing
revenue for the prepaid customer service software product is recorded in the Prepaid Wireless Services Division.

Gross margins for the Teleservices Division increased from 21% to 23% for the quarters ended March 31, 1999 and 2000. The improvement was due to the closing of the Woburn call center which reduced labor costs. In addition, in October 1999, the Company cancelled the facilities management contract for the DeLand call center and acquired the underlying leases for the call center facilities to achieve additional cost savings. This buyout also had a positive effect on the gross margin for the first quarter of 2000 given that a portion of the related expenses are now classified as depreciation or general and administrative expenses. These factors were partially offset by costs associated with transferring certain customer services to the Company's call centers that had previously been outsourced to a third party.

Operating income for the Teleservices Division was $536,000 in the quarter ended March 31, 1999 compared to an operating loss of $153,000 in the quarter ended March 31, 2000. The operating loss in 2000 was primarily due to the reduction in revenue, including the loss of two customers in 1999, as well as the costs associated with transferring services to the Company's call centers that had been previously outsourced to a third party.

In April 2000 the Company announced that it is exploring strategic business alternatives for the Teleservices Division. This effort reflects the Company's intention to focus its attention and resources on further improving its prepaid wireless business.


Roaming Services Division

Roaming services revenues decreased 12% from $5.4 million in the first quarter of 1999 to $4.8 million in the first quarter of 2000. The decrease in roaming services revenues in 2000 was primarily attributable to fewer suspensions of inter-carrier automatic roaming agreements and some cannibalization of unregistered roaming use by prepaid wireless growth. In addition, demand for the Company's roaming service, whose premium rates are set by the Company's carrier customers, has been adversely affected by an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time as compared to prior periods.

Gross margins for the Roaming Services Division increased from 16% of roaming
services revenues in 1999 to 20% in  2000.   The increase was primarily a
result of management's efforts to reduce the costs associated with delivering unregistered roaming calls.

Operating income for the Roaming Services Division increased from $146,000 in 1999 to $161,000 in 2000. The increase in 2000 was primarily a result of the increased gross margins for the first quarter. The Company does not anticipate that these margins will continue to improve as revenue continues to decline.


Systems Division

In 2000, the Company began reporting interdivision revenues to the Prepaid Services Division for voice nodes and related equipment deployed during the quarter. Including such sales, Systems revenues decreased 12% from $2.7 million in the first quarter of 1999 to $2.4 million in the first quarter of 2000. The decrease in sales reflects fewer international system sales, offset slightly by an increase in shipments of prepaid voice nodes.

Gross margins for the Systems Division decreased from 35% of systems revenues in the first quarter of 1999 to 31% in the first quarter of 2000. The decrease resulted from decreased systems revenue for the period that could not absorb fixed manufacturing overhead.

The operating loss for the Systems Division increased from an operating loss of $547,000 in the first quarter of 1999 to an operating loss of $582,000 in the
first quarter of 2000.   The increase in 2000 was primarily a result of the
reduced gross margin that was mostly offset by reduced operating costs, which were a result of the 1999 restructuring.


                         Operating Data

(in 000's except percentages)
                                             2000               1999
                                           % of Total        % of Total
($ in thousands)                       Total    Revenues     Total     Revenues
Total revenues                        $25,207    100%       $24,164     100%
Engineering, research and development   1,807      7%         1,263       5%
Sales and marketing                     1,548      6%         1,606       7%
General and administrative              1,994      8%         1,640       7%
Depreciation and amortization           4,450     18%         3,372      14%


Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased as a percentage of total revenues from 5% to 7% for the quarter ended March 31, 1999 and 2000, respectively. This increase primarily resulted from additional resources devoted to expanding and enhancing the capabilities of the Company's prepaid micropayment processing system.


Sales and marketing expenses

Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses decreased from 7% to 6% for the quarters ended March 31, 1999 and 2000, respectively. The decrease is due to the integration of the Company's Systems Division sales force into the corporate sales force to leverage relationships with existing carrier customers and expand the customer base. In addition, the decrease resulted from the use of distribution arrangements in the Systems Division.


General and administrative expenses

General and administrative expenses include salaries and benefits of employees and expenses for other administrative support services provided to the Company. General and administrative expenses as a percentage of total revenues increased from 7% to 8% for the quarters ended March 31, 1999 and 2000, respectively.
The increase was due to increased personnel and other related costs to support the Company's growth.


Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment, building and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three
to twenty  years.   Goodwill related to acquisitions is amortized over eight
years. Depreciation and amortization expense increased from 14% of total revenues in the first quarter of 1999 to 18% of total revenues in the first quarter of 2000. The increase in 2000 was primarily due to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. Depreciation and amortization expenses are expected to increase in absolute dollars due to increased capital expenditures for telecommunications hardware and software, primarily related to new C2C features and functionality and the continued enhancement and expansion of the C2C network.

Interest income

Interest income increased from $274,000 for the quarter ended March 31, 1999 to $314,000 for the quarter ended March 31, 2000. Interest income was earned from investments of the proceeds of the Company's secondary public offering and was offset slightly by interest expense from the Company's capital leases. The Company's interest income increased in 2000 due to additional cash flow generated from operations. This increase was partially offset by interest expense generated from additional capital leases entered into during the second half of 1999.


Provision for income taxes

Income tax expense of $813,000 for the quarter ended March 31, 2000 yielded a 43% income tax rate compared to $161,000 or a 46% rate for the quarter ended March 31, 1999. The Company's effective income tax rate is greater than the statutory rate of 40% due to the impact of non-deductible goodwill from the Company's acquisitions. The Company's effective income tax rate may be greater than 40% in future periods due to the continued impact of non-deductible goodwill.

The Company has recorded a net deferred tax asset for net operating loss carry forwards and other temporary differences based on management's assessment that it is more likely than not that future results of operations will be sufficient to realize this asset.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $32.4 million at March 31, 2000 compared to $30.2 million at December 31, 1999. Net cash provided by operations of $4.7 million in 2000 was primarily generated from $4.5 million in depreciation and amortization expense, which resulted from the continued significant investment in telecommunications systems and equipment. Accounts Receivable increased $1.0 million in the first quarter of 2000 due to the significant increase in prepaid wireless services revenues. The increase in accounts payable and accrued expenses of $535,000 resulted from the timing of payments.

The Company's investing activities utilized $345,000 of net cash in the first quarter of 2000. The Company expended $2.4 million in the first quarter of 2000, of which $2.3 million was for telecommunications systems equipment and software for expansion of the Company's C2C network. The Company also had $2.1 million in sales of short-term investments, net of purchases, during the quarter. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to enhance its prepaid wireless services.

The Company's financing activities utilized $179,000 in net cash during the quarter ended March 31, 2000, mainly due to payments of capital lease obligations, partially offset by proceeds from the exercise of stock options.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.


Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding seasonal trends in Prepaid Wireless revenues, trend of decreased suspensions of inter-carrier automatic roaming agreements, prepaid cannibalization of unregistered roaming and carrier marketing of one-rate registered roaming plans to reduce roaming service revenues, greater costs of depreciation and amortization and an effective income tax rate greater than 40%. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C2C network, the ability of the Company's carrier customers to successfully continue to market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

The Company is currently in the process of exploring strategic business alternatives relating to the Teleservices Division. The Company feels that this type of transaction will allow management to focus on the core competencies and further expand the prepaid wireless services business. However, there can be no assurances that the Company will successfully identify a strategic partner, or that the results of any successful strategic alliances would not have an adverse affect on the Company's operations. There can also be no assurances that members of the Teleservices Division management team will remain with the Company, which could have a material adverse effect on the success of strategic alternatives and the Company's operations.

The Company is exploring opportunities to utilize its prepaid network and real-time rating engine for mobile and electronic commerce applications. There can be no assurances that there will be a market for the Company's network in the mobile and electronic commerce arena. In addition, this market could be so highly competitive that the Company may not be able to enter it.

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

The Company has recently developed a distributed architecture that will enable carriers to use the Company's proprietary software to deliver prepaid billing
inquiry in-house.   However, any revenues generated from this application will reduce the need for the Teleservices Division to provide customer care services and therefore may reduce teleservices revenues in future quarters.

Certain Teleservices and Prepaid Division contracts are beyond their expiration dates or will expire in 2000 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. If these contracts are not renewed, the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if the contracts are renewed, some contractual rates per minute will likely be
lower than in previous years.    If subscriber levels begin to drop off,
revenue could be adversely affected due to these lower rates.

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced operating losses during the first three quarters of 1998, primarily due to expenses associated with the development and expansion of its C2C network. During the quarter ended September 30, 1999, an operating loss was also incurred due to the Systems Division one-time charge, system outages in Prepaid Division and a software problem in Teleservices Division. In addition, the Company's Systems Division has experienced operating losses during each of the last seven quarters due to fewer sales of international prepaid systems. The Company's quarterly operating results may vary significantly depending on a number of factors including, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, the ability to identify,
hire and retain qualified personnel and general economic conditions.   Due to
all of the foregoing factors, it is possible that in some future quarter the

Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

The Company has recently taken steps in an attempt to reduce the operating expenses of the Systems Division, which has generated losses during each of the last seven quarters. A reorganization plan was implemented in September 1999 in an effort to realign the division and reduce operating expenses.
However, should these reorganization efforts not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

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

The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the C2C network. The Company has experienced network outages that provide for reductions in revenue in accordance with penalty clauses contained in certain of the Company's carrier customer contracts. If the Company's future efforts to avoid outages are unsuccessful, such outages can result in additional lost revenue for the Company and damage the Company's
reputation.   The occurrence of one or more outages could have a material adverse effect on the Company's business, operating results and financial condition.

There can be no assurance that the Company will successfully support and enhance the C2C network effectively to avoid system outages and any associated loss in revenue, that the market for the Company's prepaid service will continue to develop, or that the Company's C2C network will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the C2C agreements it has secured with its carrier customers. Because C2C revenues are principally generated by prepaid subscriber minutes of use, the Company's C2C revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. Revenues from the Company's C2C network are dependent on the ability to retain subscribers on the network and there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase, which may result in reductions in subscriber growth and related revenues. Teleservices revenues associated with billing inquiry support for C2C carrier customers are a significant portion of teleservices revenues and therefore these revenues are dependent upon the size and growth of the C2C subscriber base. In addition, the Company has enabled carrier customers to license software that enables C2C customers to perform their billing inquiry in-house if they choose. This may reduce the Company's Teleservices revenues significantly and reduce profits accordingly.

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

All  products sold to international customers are priced in  U.S. dollars.
In addition, many Systems Division customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which helps to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All products sold to international customers are priced in U.S. dollars.   In
addition, many Systems Division customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which helps to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control.

The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

PART II.  OTHER INFORMATION:


Item 4.    Legal Proceedings

On March 30, 2000, Freedom Wireless, Inc. filed a complaint in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringe a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. The Company does not believe it infringes this patent and believes that it has meritorious defenses to the action.


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

        Boston Communications Group, Inc.
        (Registrant)


        Date: May 11, 2000    By:  /s/ Karen A. Walker
                                   Karen A. Walker
                                   Vice President, Financial
                                   Administration and Chief
                                   Financial Officer (Principal
                                   Financial and Accounting
                                   Officer and Duly Authorized
                                   Officer)

                        INDEX TO EXHIBITS

Exhibit No.         Description


10.58* Distribution agreement between Centigram Communications Corporation and Boston Communications Group, Inc. dated January 17, 2000.


27                Financial Data Schedule


* Confidential treatment requested as to certain portions, which portions have been deleted and filed separately with Securities and Exchange Commission.