Form 10-Q
period 2000-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 2000-08-10
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q


      (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000 or

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

As of July 18, 2000 the Company had outstanding 16,742,109 shares of common stock, $.01 par value per share.

                              INDEX


  PART I.   FINANCIAL INFORMATION:

  Item 1.   Financial Statements

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                  Certain Factors That May Affect Future Results

  Item 3.   Quantitative and Qualitative Disclosures About Market
                  Risk

    PART II.      OTHER INFORMATION:

    Item 1.       Legal Proceedings

    Item 4.       Submission of Matters to a Vote of Security Holders

    Item 6.       Exhibits and Reports on Form 8-K

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


ASSETS                                                                            June 30,2000               December 31,1999
                                                                                  ------------               ----------------

Current assets:

Cash and cash equivalents                                                             $24,701                      $21,145
Short-term investments                                                                 10,031                        9,091
Accounts receivable, net of allowance for billing
  adjustments and doubtful accounts of $2,351 in 2000 and $2,025 in 1999
                                                                                       19,165                       18,546
Inventory                                                                               1,323                        2,007
Deferred income taxes                                                                       -                        1,169
Prepaid expenses and other assets                                                       2,143                        1,758
                                                                                  -----------                    ---------
     Total current assets                                                              57,363                       53,716

Property and equipment, net                                                            47,218                       44,995

Goodwill, net                                                                           2,551                        2,854
Other assets                                                                              563                          516
                                                                                    ----------                     -------
     Total assets                                                                    $107,695                     $102,081
                                                                                     ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                                     $1,983                         $941
  Accrued expenses                                                                     16,133                       15,012
  Income taxes payable                                                                    545                          505
  Current maturities of capital lease obligations                                       1,933                        2,378
                                                                                 ------------                      -------
     Total current liabilities                                                         20,594                       18,836

Capital lease obligations, net of current maturities                                    2,956                        3,876
Deferred income taxes                                                                   1,034                            -

Shareholders' equity:
Preferred Stock, par value $.01 per share,
  2,000,000 Shares authorized, 0 shares issued
  and outstanding                                                                           -                            -
Common Stock, voting, par value $.01 per share,
  35,000,000 shares authorized, 16,843,079 and
  16,699,874 shares issued in 2000 and 1999,
  respectively                                                                            168                          167
Additional paid-in capital                                                             94,003                       93,177
Treasury stock  (101,420 shares, at cost)                                                (673)                        (673)
Accumulated deficit                                                                   (10,387)                     (13,302)
                                                                                    ---------                      -------
Total shareholders' equity                                                             83,111                       79,369
                                                                                    ---------                      -------
     Total liabilities and shareholders' equity                                     $107,695                      $102,081
                                                                                    =========                     ========








                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                Three months ended                Six months ended
                                                                     June 30,                        June 30,
                                                                2000             1999            2000            1999
                                                                ----             ----            ----            ----

Revenues:

  Prepaid wireless services                                   $12,716         $9,731           $25,060            $17,603
  Teleservices                                                  6,857         10,707            14,522             20,550
  Roaming services                                              4,589          5,733             9,396             11,168
  System sales                                                  1,563          1,250             1,954              2,264
                                                             --------         ------           -------           --------
                                                               25,725         27,421            50,932             51,585

Expenses:
  Cost of service revenues                                     12,381         17,067            25,784             32,538
  Cost of system revenues                                         687            863             1,121              1,598
  Engineering, research and
    development                                                 1,860          1,551             3,667              2,814
  Sales and marketing                                           1,437          1,664             2,985              3,270
  General and administrative                                    1,989          1,794             3,983              3,434
  Depreciation and amortization                                 4,554          3,544             9,004              6,916
                                                             --------         ------          --------           ---------

Total operating expenses                                       22,908         26,483            46,544             50,570
                                                              -------         ------          --------           ---------

Operating income                                                2,817            938             4,388              1,015
Interest income                                                   416            247               730                521
                                                             ----------      -------          --------           ---------

Income before income taxes                                      3,233          1,185             5,118              1,536
Provision for income taxes                                      1,390            523             2,203                684
                                                             --------      --------           --------           --------

Net income per common share                                    $1,843         $  662            $2,915              $ 852
                                                             =========     ==========        =========           ========

Basic net income per common share                               $0.11         $ 0.04             $0.17              $0.05
                                                             =========     =========         =========           ========
Weighted average common shares outstanding                      16,714        16,502            16,671             16,472
                                                             =========     =========         =========           ========

Diluted net income per common share                             $0.11          $0.04             $0.17              $0.05
                                                             =========     =========         =========           ========
Weighted average common shares outstanding                      17,351        17,041            17,187             17,075
                                                             =========     =========         =========           ========






                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                2000               1999
                                                                                                ----               ----


OPERATING ACTIVITIES
  Net income                                                                                 $2,915               $852
  Adjustments to reconcile net income to net
    cash provided by operating activities:
           Depreciation and amortization                                                      9,004              6,916
        Deferred income taxes                                                                 2,203                684
        Changes in operating assets and liabilities:
                Accounts receivable                                                            (619)            (4,731)
                Inventory                                                                       684               (397)
                Prepaid expenses and other assets                                              (432)              (801)
                Accounts payable and accrued expenses                                         2,163              5,141
             Income taxes payable                                                                40                (32)
                                                                                            -------             -------

  Net cash provided by operations                                                            15,958              7,632

  INVESTING ACTIVITIES
  Purchases of property and equipment                                                       (10,924)            (9,305)
  Sales of short-term investments                                                             5,942              9,963
  Purchases of short-term investments                                                        (6,882)            (9,916)
                                                                                            --------            -------

  Net cash used in investing activities                                                     (11,864)            (9,258)

  FINANCING ACTIVITIES
  Proceeds from exercise of stock options and employee
       Stock purchase plan                                                                     827               1,195
  Repayment of capital leases                                                               (1,365)               (626)
                                                                                           --------             -------

  Net cash provided by (used in) financing activities                                         (538)                569

  Increase (decrease) in cash and cash equivalents                                           3,556              (1,057)
  Cash and cash equivalents at beginning of period                                          21,145              18,523
                                                                                           --------           ---------
  Cash and cash equivalents at end of period                                               $24,701             $17,466
                                                                                           ========            =======

  Supplemental disclosure of non-cash transactions:
  Capital lease obligations                                                                                    $ 2,873
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

2.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                           Three Months                Six Months
                                                                           Ended June 30             Ended June 30
                                                                        2000          1999         2000          1999
                                                                        ----          ----         ----          ----

---------------------------------------------------------------------- ------------- ------------ ------------- ------------
Numerator for basic and diluted earnings per share:
Net income                                                              $1,843         $662        $2,915         $852
---------------------------------------------------------------------- ------------- ------------ ------------- ------------
Denominator:
Denominator for basic earnings per share -
weighted average shares                                                 16,714       16,502        16,671       16,472
Effect of dilutive securities:
Employee stock options                                                     637          539           516          603
---------------------------------------------------------------------- ------------- ------------ ------------- ------------
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversion                 17,351       17,041        17,187       17,075
---------------------------------------------------------------------- ------------- ------------ ------------- ------------
Basic and diluted net income per common share
                                                                         $0.11        $0.04         $0.17        $0.05
---------------------------------------------------------------------- ------------- ------------ ------------- ------------



3.     Inventory

       Inventories consisted of the following at (in thousands):

                                                                                 June 30,           December 31,
                                                                                   2000                  1999
                                                                                -------                ------


                                        Purchased parts                          $ 793                $ 1,356
                                        Work-in-process                            530                    651
                                                                                -------               -------
                                                                                 $1,323               $ 2,007
                                                                                 ======               =======




4.     Segment Reporting

       Divisional Data (in thousands)
       ---------------


                                Prepaid
                               Wireless                            Roaming
Three months ended June 30,    Services         Teleservices       Services        Systems         Eliminations         Total
---------------------------- -------------- ------------------- --------------- --------------- -------------------- ------------

2000
Revenues                           $12,716              $6,857          $4,589          $5,950             $(4,387)      $25,725
Gross margin                         9,042               1,882             857           2,582              (1,706)       12,657
Operating income                     3,127                  12             114           1,270              (1,706)        2,817

1999
Revenues                            $9,731             $10,707          $5,733          $2,986             $(1,736)      $27,421
Gross margin                         6,104               2,081             919           1,062                (675)        9,491
Operating income (loss)              1,413                 475             196           (471)                (675)          938

                                Prepaid
                               Wireless                            Roaming
Six months ended June 30,      Services         Teleservices       Services        Systems         Eliminations         Total
---------------------------- -------------- ------------------- --------------- --------------- -------------------- ------------

2000
Revenues                           $25,060             $14,522          $9,396      $8,310            $(6,356)          $50,932
Gross margin                        17,776               3,618           1,800       3,305             (2,472)           24,027
Operating income (loss)              6,038                (141)            275         688             (2,472)            4,388

1999
Revenues                           $17,603             $20,550         $11,168      $5,656            $(3,392)          $51,585
Gross margin                        10,847               4,137           1,799       1,985             (1,319)           17,449
Operating income (loss)              2,000               1,011             342      (1,019)            (1,319)            1,015


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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued an amendment, SAB 101B, which again deferred the effective date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated Results of Operations

The Company's total revenues decreased 6% from $27.4 million in the three months ended June 30, 1999 to $25.7 million in the three months ended June 30, 2000 and decreased 1% from $51.6 million in the six months ended June 30, 1999 to $50.9 million in the six months ended June 30, 2000. During the six month period, the decline was primarily attributable to a 29% decrease in teleservices revenues and a 16% decline in roaming services revenues offset by a 42% increase in the Company's principal business, prepaid wireless services. In 2000, for internal financial reporting purposes, the Company began reporting interdivision sales from the Systems Division to the Prepaid Services Division for voice nodes and related equipment shipped during the quarter. Prior year amounts have been reclassified to permit comparison.

The Company generated operating income of $2.8 million during the three months ended June 30, 2000 compared to operating income of $938,000 for the same period in the prior year. For the six months ended June 30, 2000, the Company generated operating income of $4.4 million compared to $1.0 million for the six months ended June 30, 1999. The increases in operating income resulted from a significant improvement in the operating results of prepaid wireless services, partially offset by declines in operating results from the teleservices and systems divisions. The specifics of each division's revenues and operating results are discussed in greater detail below:

                                 Divisional Data
(in thousands except percentages)

                                                     Prepaid
                                                     Wireless                 Roaming
     Three months ended June 30, ................   Services    Teleservices Services     Systems     Eliminations    Total
-------------------------------------------------    --------    --------     --------    --------     --------     --------

2000
Revenues ........................................   $ 12,716    $  6,857     $  4,589    $  5,950     $ (4,387)    $ 25,725
Gross margin ....................................   $  9,042    $  1,882     $    857    $  2,582       (1,706)    $ 12,657
Gross margin percentage .........................         71%         27%          19%         43%         (39)%         49%
Operating income (loss) .........................   $  3,127    $     12     $    114    $  1,270       (1,706)    $  2,817
Percentage of total revenues ....................         25%          0%           2%         21%         (39)%         11%

1999
Revenues ........................................   $  9,731    $ 10,707     $  5,733    $  2,986     $ (1,736)    $ 27,421
Gross margin ....................................   $  6,104    $  2,081     $    919    $  1,062         (675)    $  9,491
Gross margin percentage .........................         63%         19%          16%         36%         (39)%         35%
Operating income (loss) .........................   $  1,413    $    475     $    196    $   (471)        (675)    $    938
Percentage of total revenues ....................         15%          4%           3%        (16)%        (39)%          3%



                                                    Prepaid
           Six months ended .....................   Wireless                 Roaming
               June 30, .........................   Services    Teleservices Services     Systems     Eliminations    Total
-------------------------------------------------   --------    --------     --------    --------     --------     --------

2000
Revenues ........................................   $ 25,060    $ 14,522     $  9,396    $  8,310     $ (6,356)    $ 50,932
Gross margin ....................................     17,776       3,618        1,800       3,305       (2,472)      24,027
Gross margin percentage .........................         71%         25%          19%         40%         (39)%         47%
Operating income (loss) .........................      6,038        (141)         275         688       (2,472)       4,388
Percentage of total revenues ....................         24%         (1)%          3%          8%         (39)%          9%


1999
Revenues ........................................   $ 17,603    $ 20,550     $ 11,168    $  5,656     $ (3,392)    $ 51,585
Gross margin ....................................     10,847       4,137        1,799       1,985       (1,319)      17,449
Gross margin percentage .........................         62%         20%          16%         35%         (39)%         34%
Operating income (loss) .........................      2,000       1,011          342      (1,019)      (1,319)       1,015
Percentage of total revenues ....................         11%          5%           3%        (18)%        (39)%          2%



Prepaid Wireless Services Division

Prepaid Wireless Services Division revenues increased 31% from $9.7 million in the three months ended June 30, 1999 to $12.7 million in the three months ended June 30, 2000 and increased 43% from $17.6 million to $25.1 million for the six month periods ended June 30, 1999 and 2000, respectively. The increases were primarily due to the increased number of subscribers and greater minutes of use, offset by a decrease in the average price per minute. As of June 30, 2000 there were approximately 2.6 million prepaid subscribers on the C2C network, compared to 1.4 million subscribers at June 30, 1999, an increase of 86%. The company expects the average price per minute to continue to decline as carriers continue to leverage our volume discounts.

Gross margins for the Prepaid Wireless Services Division improved from 63% of prepaid wireless services revenues in the three months ended June 30, 1999 to 71% in the three months ended June 30, 2000 and from 62% of prepaid wireless services revenues for the six months ended June 30, 1999 to 71% for the six months ended June 30, 2000. The improvement resulted from higher revenues, reduced telecommunications costs and management's focus on effectively managing cost of service expenses.

Operating income for the Prepaid Wireless Services Division increased from $1.4 million in the three months ended June 30, 1999 to $3.1 million for the three month period ended June 30, 2000 and increased from $2.0 million for the six months ended June 30, 1999 compared to operating income of $6.0 million for the six months ended June 30, 2000. The continued increase in revenue helped to offset increases in operating costs that are more fixed than variable.

Going forward, management expects that the seasonal trends experienced in 1999 for subscriber additions, churn and average minutes of use will continue, with the growth in fourth and first quarter showing much stronger usage and subscriber trends than the slower seasons in the second and the third quarters.


Teleservices Division

In April 2000 the Company announced that it is exploring strategic business alternatives for the Teleservices Division. This effort reflects the Company's intention to focus its attention and resources on growing and enhancing its prepaid wireless business.

Teleservices Division revenues decreased 36% from $10.7 million in the three months ended June 30, 1999 to $6.9 million in the three months ended June 30, 2000 and decreased 29% from $20.5 million for the six months ended June 30, 1999 to $14.5 million for the six months ended June 30, 2000. The decreases in Teleservices revenues primarily reflect the Company's previously announced November 1999 closing of its Woburn, Massachusetts call center. In addition, the decreases reflect the Company's strategy to provide its prepaid carrier customers the option to insource their customer care.

Gross margins for the Teleservices Division increased from 19% of teleservices revenue for the three months ended June 30, 1999 to 27% for the three months ended June 30, 2000 and increased from 20% for the six months ended June 30, 1999 to 25% for the six months ended June 30, 2000. These increases resulted from efficiency gains as operations were terminated in two of the Company's higher cost call centers. In addition, in October 1999, the Company cancelled the facilities management contract for the Deland call center and acquired the underlying leases for the call center facilities to achieve additional cost savings. This buyout also had a positive effect on the gross margin for the six months ended June 30, 2000, given that a portion of the related expenses are now classified as depreciation or general and administrative expenses.

Operating income for the Teleservices Division decreased from $475,000 in the three months ended June 30, 1999 to $12,000 in the three months ended June 30, 2000 and decreased from operating income of $1.0 million for the six months ended June 30, 1999 to an operating loss of $141,000 for the six months ended June 30, 2000. The operating loss in 2000 was primarily due to the reduction in revenue resulting from the loss of two customers in 1999 and the related restructuring of the Company's call centers, including the closing of the Woburn call center and costs associated with transferring services to the Company's call centers that had been previously outsourced to a third party.



Roaming Services Division

Roaming services revenues decreased 19% from $5.7 million in the three months ended June 30, 1999 to $4.6 million in the three months ended June 30, 2000 and decreased 16% from $11.2 million in the six months ended June 30, 1999 to $9.4 million for the six months ended June 30, 2000. The decrease in roaming services revenues in 2000 was primarily attributable to fewer suspensions of inter-carrier automatic roaming agreements and some cannibalization of unregistered roaming use by prepaid wireless growth. In addition, demand for the Company's roaming service, whose premium rates are essentially determined by the Company's carrier customers, has been adversely affected by an increase in lower priced one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time as compared to prior periods.

Gross margins for the Roaming Services Division increased from 16% of roaming services revenues in the three month and six month periods ended June 30, 1999 to 19% in the three month and six month periods ended June 30, 2000. The increase was primarily a result of management's efforts to reduce the costs associated with delivering unregistered roaming calls. The Company does not anticipate that these margins will continue to improve as revenue is expected to continue to decline.

Operating income for the Roaming Services Division decreased from $196,000 in the three months ended June 30, 1999 to $114,000 in the three months ended June 30, 2000 and decreased from $342,000 for the six months ended June 30, 1999 to $275,000 for the same period in 2000. The decreases in 2000 were primarily a result of lower revenues for this division.

Systems Division

In 2000, the Company began reporting interdivision revenues to the Prepaid Services Division for voice nodes and related equipment deployed during the year. Prior year amounts have been reclassified to permit comparison. Systems revenues increased 97% from $3.0 million in the second quarter of 1999 to $5.9 million in the second quarter of 2000 and increased 46% from $5.7 million for the six months ended June 30, 1999 to $8.3 million for the same period in 2000. The increase in sales reflects increased shipments of interdivision prepaid voice nodes along with higher international system sales for the second quarter of 2000.

Gross margins for the Systems Division increased from 36% of systems revenues in the three months ended June 30, 1999 to 43% in the three months ended June 30, 2000 and increased from 35% of systems revenues for the six months ended June 30, 1999 compared to 40% for the six months ended June 30, 2000. The increases resulted from increased systems revenue for the period that allowed for greater absorption of fixed costs.

Operating income for the Systems Division increased from an operating loss of $471,000 in the three months ended June 30, 1999 to operating income of $1.2 million in the three months ended June 30, 2000 and increased from an operating loss of $1.0 million for the six months ended June 30, 1999 to operating income of $688,000 for the six months ended June 30, 2000. The increases in 2000 are primarily a result of the increased revenues for the three and six month periods, coupled with reduced operating costs, which were a result of the 1999 restructuring.

                                 Operating Data

                                                                           2000                         1999

Three months ended June 30,                                                 % of Total                    % of Total
(in thousands)                                                Total          Revenues       Total          Revenues
------------------------------------------------------------- ----------- -------------- ------------- ---------------

Total revenues                                                   $25,725           100%       $27,421            100%
-------------------------------------------------------------
Engineering, research and development                              1,860             7%         1,551              6%
-------------------------------------------------------------
Sales and marketing                                                1,437             6%         1,664              6%
-------------------------------------------------------------
General and administrative                                         1,989             8%         1,794              7%
-------------------------------------------------------------
Depreciation and amortization                                      4,554            18%         3,544             13%
-------------------------------------------------------------

                                                                        2000                         1999
-------------------------------------------------------------
Six months ended June 30,                                                   % of Total                    % of Total
(in thousands)                                                Total          Revenues       Total          Revenues
------------------------------------------------------------- ----------- -------------- ------------- ---------------

Total revenues                                                   $50,932           100%       $51,585            100%
-------------------------------------------------------------
Engineering, research and development                              3,667             7%         2,814              5%
-------------------------------------------------------------
Sales and marketing                                                2,985             6%         3,270              6%
-------------------------------------------------------------
General and administrative                                         3,983             8%         3,434              7%
-------------------------------------------------------------
Depreciation and amortization                                      9,004            18%         6,916             13%
-------------------------------------------------------------

-------------------------------------------------------------

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased as a percentage of total revenue from 6% to 7% for the three months ended June 30, 1999 and 2000 and increased from 5% to 7% for the six months ended June 30, 1999 and 2000, respectively. The increases primarily resulted from additional resources devoted to expanding and enhancing the capabilities of the Company's prepaid system.


Sales and marketing expenses

Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses remained consistent at 6% for the three and six-month periods ended June 30, 1999 and 2000 but decreased in absolute dollars as the Company's sales organization was reorganized into one group to centralize efforts and leverage resources.


General and administrative expenses

General and administrative expenses include salaries and benefits of employees and expenses for other administrative support services provided to the Company. General and administrative expenses increased from 7% to 8% in the three and six month periods ended June 30, 1999 and 2000, due to increased personnel and other related costs to support the Company's growth.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense increased from 13% to 18% of total revenues for the three and six-month periods ended June 30, 1999 and 2000. The increase in 2000 was primarily due to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's prepaid wireless network. Depreciation and amortization expenses are expected to increase in absolute dollars due to increased capital expenditures for telecommunications hardware and software, primarily related to new C2C features and functionality and the continued enhancement and expansion of the C2C network.


Interest income

Interest income increased from $247,000 for the three month period ended June 30, 1999 to $416,000 for the same period in 2000 and from $521,000 to $730,000 for the six month periods ended June 30, 1999 and 2000, respectively. Interest income was earned from investments of the proceeds of the Company's secondary public offering and increased cash flow and was offset slightly by interest expense from the Company's capital leases. The Company's interest income increased in 2000 due to additional cash flow generated from operations. This increase was partially offset by interest expense generated from additional capital leases entered into during the second half of 1999.


Provision for income taxes

Income tax expense of $1.4 million and $2.2 million for the three and six month periods ended June 30, 2000 yielded a 43% income tax rate, as compared to the statutory rate of 40%. The Company's effective income tax rate is greater than the statutory rate of 40% due to the impact of non-deductible goodwill from the Company's acquisitions. The Company's effective income tax rate may be greater than 40% in future periods due to the continued impact of non-deductible goodwill.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $34.7 million at June 30, 2000 compared to $30.2 million at December 31, 1999. Net cash provided by operations of $16.0 million for the six months ended June 30, 2000 resulted primarily from $2.9 million of net income along with adjustments of $2.2 million for deferred income taxes and $9.0 million for depreciation and amortization, which resulted from the continued investment in telecommunications systems and equipment. The increase in accounts payable and accrued expenses of $2.2 million resulted from the timing of payments.

The Company's investing activities utilized $11.9 million of net cash during the six-month period ended June 30, 2000, primarily for purchases of property and equipment. These capital additions include $7.4 million for telecommunications systems equipment and software for expansion of the Company's C2C network. The Company also made $940,000 in purchases of short-term investments, net of sales, during the six-month period. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen prepaid wireless services.

The Company's financing activities utilized $538,000 in net cash during the six months ended June 30, 2000, due to payments of capital lease obligations, partially offset by proceeds from the exercise of stock options.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including, without limitation, statements regarding the continued decline in Prepaid Wireless per minute rates as carriers leverage volume discounts, seasonal trends in Prepaid Wireless revenues, trend of decreased suspensions of inter-carrier automatic roaming agreements, prepaid cannibalization of unregistered roaming and carriers marketing one-rate registered roaming plans that reduce unregistered roaming service revenues, greater costs of depreciation and amortization and an effective income tax rate greater than 40%. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, technological changes in the Company's industry, the ability of the Company to continue to successfully support its C2C network, the ability of the Company's carrier customers to successfully continue to market and sell C2C prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

The Company is currently in the process of exploring strategic business alternatives relating to the Teleservices Division. The Company feels that this type of transaction will allow management to focus on the core competencies and further expand the prepaid wireless services business. However, there can be no assurances that the Company will successfully identify a strategic partner, or that the results of any successful strategic alliances would not have an adverse affect on the Company's operations. Certain members of the Teleservices management team have left the Company since the decision was made to explore strategic alternatives and there can be no assurances that additional members of the Teleservices Division management team will not leave the Company, either of which could have a material adverse effect on the success of strategic alternatives and the Company's operations.

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

The Company has recently developed a distributed architecture that will enable carriers to use the Company's proprietary software to deliver prepaid billing inquiry in-house. To date, two customers have purchased this option. However, any revenues generated from this application will reduce the need for the Teleservices Division to provide customer care services and therefore may reduce Teleservices revenues in future quarters.

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

The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. The Company experienced operating losses during the first three quarters of 1998, primarily due to expenses associated with the development and expansion of its C2C network. During the quarter ended September 30, 1999, an operating loss was also incurred due to the Systems Division one-time charge, system outages in the Prepaid Division and a software problem in the Teleservices Division. In addition, the Company's Systems Division has experienced operating losses, excluding interdivision sales to the Prepaid Wireless Services division, during each of the last eight quarters due to fewer sales of international prepaid systems. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, variations in the level of system sales, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

The Company has recently taken steps in an attempt to reduce the operating expenses of the Systems Division, which has generated losses during each of the last eight quarters, excluding interdivision sales to the Prepaid Wireless Services division. A reorganization plan was implemented in September 1999 in an effort to realign the division and reduce operating expenses. However, should these reorganization efforts not be successful, the Systems Division may incur additional operating losses, asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

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

The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the C2C network. The Company has experienced network outages that result in reductions in revenue in accordance with penalty clauses contained in certain of the Company's carrier customer contracts. If the Company's future efforts to avoid outages are unsuccessful, such outages can result in additional lost revenue for the Company and damage the Company's reputation. The occurrence of one or more outages could have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's operations are dependent on its ability to maintain its computer, switching and other telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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


PART II.  OTHER INFORMATION:


Item 1. Legal Proceedings

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the Company's sole supplier for a certain system component in 1997 and early 1998. The suit alleges that the Company breached the confidentiality clause of the contract, misappropriated the Suppliers' trade secrets and interfered with actual and prospective contracts with other customers. The Supplier has requested injunctive relief and seeks actual and punitive damages for lost profits and damage to the supplier's reputation in excess of $1 million. In July 2000, the Supplier filed a motion to amend the complaint by dropping the trade secret claim and the request for injunction. The Company believes that the claim is without merit.

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the District of New Jersey by another supplier ("Supplier II") of materials to a subsidiary of the Company. The Company's subsidiary and Supplier II signed a contract for the subsidiary to purchase up to 1,000 units of a certain system component with a provision giving the Company most favored nation pricing. In February 1999, the Company stopped shipments from Supplier II. Supplier II then invoiced the Company for $437,000 to compensate for components not shipped. Subsequently, the Company discovered that Supplier II had not extended most favored nation pricing to the Company over the entire contract period. The suit against the Company alleged breach of contract, lost profits of $350,000 and fraudulent and unfair conduct. In June 2000, the matter was settled as the Company agreed to purchase additional equipment and pay a penalty to Supplier II. The penalty did not exceed the reserve previously recorded by the Company.

Please refer to other legal proceedings noted in the March 31, 2000 10-Q filed with the SEC.

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company held the 2000 Annual Meeting of Shareholders (the "Annual Meeting") on May 25, 2000. At the Annual Meeting, the following actions were taken:

1. The shareholders elected Gerald Segel, Mark J. Kington, and Rajendra Singh as Class I Directors of the Company to serve three year terms. The table below outlines the voting results:
                                      Number of Shares/Votes
                                      For               Withheld

      Segel                          13,529,521         40,916
      Mark J. Kington                13,528,150         42,287
      Rajendra Singh                 13,529,934         40,503

In addition, Paul J. Tobin, E.Y. Snowden, Fredrick J. von Mering, Brian E. Boyle, Paul R. Gudonis, and Jerrold D. Adams are continuing directors of the Company.

               2. The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 13,540,815 shares of Common Stock for, 15,361 shares of Common Stock against and 14,261 shares of Common Stock abstained.


                  3. The shareholders ratified the adoption of the Company's 2000 Stock Option Plan by a vote of 11,833,868 shares of Common Stock for, 1,703,866 shares of Common Stock against, and 32,703 shares of Common Stock abstained.

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

        Boston Communications Group, Inc.
        (Registrant)


        Date: August 8, 2000        By:     /s/ Karen A. Walker
                                            -------------------
                                            Karen A. Walker
                                            Vice President, Financial
                                            Administration and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer and Duly
                                            Authorized Officer)

                                INDEX TO EXHIBITS

Exhibit No.                Description


10.59             Boston Communications Group, Inc. 2000 Stock Option Plan

27                Financial Data Schedule