Form 10-Q
period 2000-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 2000-11-16
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q


      (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000 or

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

As of October 19, 2000, the Company had outstanding 16,872,700 shares of common stock, $.01 par value per share.

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

  PART II. OTHER INFORMATION:

  Item 1. Legal Proceedings

  Item 6. Exhibits and Reports on Form 8-K

                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                             September 30,              December 31,
ASSETS                                                                                       2000                       1999
                                                                                             ----                       ----

Current assets:

Cash and cash equivalents                                                                         $32,005                   $21,145
Short-term investments                                                                              8,071                     9,091
Accounts receivable, net of allowance for billing
  Adjustments and doubtful accounts of $1,987 in 2000   and $2,025 in 1999
                                                                                                   18,484                    18,546
Inventory                                                                                           1,034                     2,007
Deferred income taxes                                                                                   -                     1,169
Prepaid expenses and other assets                                                                   1,106                       819
Assets held for sale                                                                                3,758                     3,819
                                                                                                    -----                     -----
     Total current assets                                                                          64,458                    56,596

Property and equipment, net                                                                        43,194                    39,365

Goodwill                                                                                            2,399                     2,854
Other assets                                                                                        1,030                       516
                                                                                                    -----                       ---
     Total assets                                                                                $111,081                   $99,331
                                                                                                 ========                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                                                 $1,227                      $941
  Accrued expenses                                                                                 17,889                    15,012
  Income taxes payable                                                                                493                       505
  Current maturities of capital lease obligations                                                   1,186                     1,676
                                                                                                  -------                    -------
     Total current liabilities                                                                     20,795                    18,134

Capital lease obligations, net of current maturities                                                1,046                     1,828
Deferred income taxes                                                                               2,557                         -

Shareholders' equity:
Preferred Stock, par value $.01 per share,
  2,000,000 shares authorized, 0 shares issued
  and outstanding                                                                                       -                         -
Common Stock, voting, par value $.01 per share,
  35,000,000 shares authorized, 16,967,040 and
  16,699,874 shares issued in 2000 and 1999,
  respectively                                                                                        170                       167
Additional paid-in capital                                                                         94,863                    93,177
Treasury stock  (101,420 shares, at cost)                                                            (673)                     (673)
Accumulated deficit                                                                                (7,677)                  (13,302)
                                                                                                   -------                  -------
Total shareholders' equity                                                                         86,683                    79,369
                                                                                                 ---------                  -------
     Total liabilities and shareholders' equity                                                  $111,081                   $99,331
                                                                                                =========                   =======

                         BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                         Three months ended                 Nine months ended
                                                                           September 30,                     September 30,
                                                                         2000            1999             2000               1999
                                                                         ----            ----             ----               ----

Revenues:
  Prepaid wireless services                                              $13,940           $9,115           $39,000         $26,718
  Roaming services                                                         4,556            5,956            13,952          17,124
  System sales                                                             4,803            2,673            13,113           8,329
  Eliminations                                                             (3,450)          (1,718)           (9,806)        (5,110)
                                                                           -------          -------           ------- -     -------
                                                                          19,849           16,026            56,259          47,061

Expenses:
  Cost of service revenues                                                 7,470            8,292            21,862          23,591
  Cost of system revenues                                                    449              728             1,570           2,326
  Cost of system revenues-one-time charge                                      -            1,824                 -           1,824
  Engineering, research and development                                    2,155            1,619             5,822           4,403
  Sales and marketing                                                      1,101            1,387             3,915           4,441
  General and administrative                                               1,658            1,716             5,092           4,667
  Depreciation and amortization                                            4,197            3,370            11,911           9,198
                                                                           -----            -----            ------           -----

Total operating expenses                                                  17,030           18,936            50,172          50,450
                                                                          ------           ------            ------          ------

Operating income (loss)                                                    2,819           (2,910)            6,087          (3,389)
Interest income                                                              499              227             1,312             748
                                                                             ---              ---             -----             ---
Income (loss) from continuing operations before income taxes
                                                                           3,318           (2,683)            7,399          (2,641)
Provision (benefit) for income taxes                                       1,194             (598)            2,951            (512)
                                                                           -----             -----            -----           -----
Income (loss) from continuing operations                                   2,124           (2,085)            4,448          (2,129)
Income (loss) from discontinued operations                                  586              (129)            1,177             767
                                                                            ---              -----            -----             ---
Net income (loss)                                                        $2,710           $(2,214)           $5,625         $(1,362)
                                                                         ======           ========           ======         ========

Basic net income (loss) per common share:
   Continuing operations                                                   $0.13           $(0.12)            $0.27          $(0.13)
                                                                           =====           =======            =====         =======
   Net income (loss)                                                       $0.16           $(0.13)            $0.34          $(0.08)
                                                                           =====           =======            =====          =======
   Weighted average common shares
   outstanding                                                            16,803           16,575            16,715          16,506
                                                                          ======           ======            ======          ======

Diluted net income (loss) per common share:
   Continuing operations                                                   $0.12           $(0.12)             $0.26         $(0.13)
                                                                           =====           =======             =====         =======
   Net income (loss)                                                       $0.15           $(0.13)              $0.32        $(0.08)
                                                                           =====           =======              =====        =======
   Weighted average common shares
   outstanding                                                            17,750           16,575              17,370        16,506
                                                                          ======           ======              ======        ======





                        BOSTON COMMUNICATIONS GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                          Nine months ended
                                                                                            September 30,
                                                                                       2000              1999
                                                                                       ----              ----

 OPERATING ACTIVITIES
  Income (loss)from continuing operations                                                $4,448           $ (2,129)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
           Depreciation and amortization                                                 11,911              9,198
        Deferred income taxes                                                             3,726                  -
        One-time charge                                                                       -              1,824
        Changes in operating assets and liabilities:
              Accounts receivable                                                            62             (7,198)
              Inventory                                                                     973              1,343
              Prepaid expenses and other assets                                            (801)              (495)
              Accounts payable and accrued expenses                                       3,163              6,882
           Income taxes payable                                                             (12)               (10)
                                                                                            ----               ----
                                                                                         23,470              7,591
  Net income from discontinued operations                                                 1,177                767
  Adjustments to reconcile income from discontinued
    operations:
           Cash flow related to results of operations
                                                                                             61                746
                                                                                  ---        --                ---
                                                                                          1,238              1,513
                                                                                          -----              -----
  Net cash provided by operations                                                        24,708              9,104

  INVESTING ACTIVITIES
  Purchases of property and equipment                                                   (15,285)           (12,273)
  Sales of short-term investments                                                         9,879             13,897
  Purchases of short-term investments                                                    (8,859)           (15,822)
                                                                                         -------           --------

  Net cash used in investing activities                                                 (14,265)           (14,198)

  FINANCING ACTIVITIES
  Proceeds from exercise of stock options and employee
       stock purchase plan                                                                1,689              1,497
  Repayment of capital lease obligations                                                  (1,272)           (1,070)
                                                                                          -------           -------

  Net cash provided by financing activities                                                 417                427
                                                                                            ---                ---

  Increase (decrease) in cash and cash equivalents                                       10,860             (4,667)
  Cash and cash equivalents at beginning of period                                       21,145             18,523
                                                                                         ------             ------
  Cash and cash equivalents at end of period                                            $32,005           $ 13,856
                                                                                        =======           ========

  Supplemental disclosure of non-cash transactions:
  Capital lease obligations                                                                                  3,641


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes to the Company's audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Earnings Per Share

      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                                                      Three months ended          Nine months ended
                                                                         September 30,               September 30
                                                                     2000           1999           2000           1999
                                                                     ----           ----           ----           ----
------------------------------------------------------------------ -------------- -------------- -------------- --------------
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations                                  $2,124        $(2,085)        $4,448         $(2,129)
------------------------------------------------------------------ -------------- -------------- -------------- --------------
Income (loss) from discontinued operations                                  $586          $(129)        $1,177            $767
------------------------------------------------------------------ -------------- -------------- -------------- --------------
Net income                                                                $2,710        $(2,214)        $5,625         $(1,362)
(loss)
------------------------------------------------------------------ -------------- -------------- -------------- --------------
Denominator:
Denominator for basic earnings per share - weighted average
shares                                                                    16,803         16,575         16,715         16,506
Effect of dilutive securities:  Employee stock
options                                                                      947              -            655              -
-------------------------------------------------------------------------------- -------------- -------------- --------------

Denominator for diluted earnings per share - adjusted weighted            17,750         16,575         17,370         16,506
    average shares and   assumed conversion
-------------------------------------------------------------------------------- -------------- -------------- --------------

Basic net income (loss) per common share:
Income (loss) from continuing operations                                   $0.13    $(0.12)              $0.27          $(0.13)
Income (loss) from discontinued operations                                 $0.03    $(0.01)              $0.07          $0.05
------------------------------------------------------------------ -------------- -------------- -------------- --------------
Net income                                                                 $0.16    $(0.13)              $0.34          $(0.08)
(loss)
------------------------------------------------------------------ -------------- -------------- -------------- --------------
Diluted net income (loss) per common share:
Income (loss) from continuing operations                                   $0.12    $(0.12)              $0.26          $(0.13)
Income (loss) from discontinued operations                                 $0.03    $(0.01)              $0.06          $0.05
------------------------------------------------------------------ -------------- -------------- -------------- --------------
Net income (loss)                                                          $0.15         $(0.13)         $0.32          $(0.08)
------------------------------------------------------------------ -------------- -------------- -------------- --------------


3.     Inventory

       Inventories consisted of the following at (in thousands):

                           September 30,                December 31,
                                2000                        1999
                                -----                       -----
Purchased parts                 $631                        $ 1,356
Work-in-process                  403                            651
                                ----                           ----

                              $1,034                        $ 2,007
                              ======                        =======




4.     Segment Reporting

     Divisional Data
     (in thousands, except for percentages)


                                         Prepaid
Three months ended                       Wireless
September 30,                            Services     Roaming Services     Systems        Eliminations          Total
------------------------------------- --------------- ----------------- -------------- -------------------- --------------

2000
Revenues                                     $13,940            $4,556         $4,803             $(3,450)        $19,849
Gross margin                                  10,190               836          2,246              (1,342)         11,930
Gross margin percentage                          73%               18%            47%                (39)%            60%
1999
Revenues                                      $9,115            $5,956         $2,673             $(1,718)         16,026
Gross margin                                   5,677             1,102          (929)                (668)          5,182
Gross margin percentage                          62%               19%          (35)%                (39)%            32%


                                         Prepaid
Nine months ended                        Wireless
September 30,                            Services     Roaming Services     Systems        Eliminations         Total
------------------------------------- --------------- ----------------- -------------- -------------------- -------------
2000
Revenues                                     $39,000           $13,952        $13,113             $(9,806)       $56,259
Gross margin                                  28,454             2,636          5,551              (3,814)        32,827
Gross margin percentage                          73%               19%            42%                (39)%           58%
1999
Revenues                                     $26,718           $17,124         $8,329             $(5,110)       $47,061
Gross margin                                  17,350             2,901          1,057              (1,988)        19,320
Gross margin percentage                          65%               17%            13%                (39)%           41%


5.    Discontinued Operations

      On November 1, 2000, the Company sold the assets of its Teleservices Division for approximately $15 million, including a $13 million cash payment and assumption by the acquirer of $2 million in liabilities. Under the terms of the agreement, the Company will also receive additional cash payments, totaling up to an additional $20 million over the next five years, based upon achievement of predetermined revenue targets. As a result of this sale, the Teleservices Division results have been recorded as discontinued operations for all periods presented.

      The assets held for sale include $4.1 million in equipment and software and $1.8 million in prepaid assets and deposits, offset by $2.1 million in liabilities.

      The operating results from the discontinued operation were as follows:

                                                      Three months ended              Nine months ended
                                                         September 30,                 September 30,
                                                       2000            1999             2000            1999
                                                       ----            ----             ----            ----

 Revenues                                             $7,528        $10,088            $22,050        $30,638
                                                       ======        =======            =======        =======
  Income (loss) before tax                                916           (214)             1,953          1,279
  Income tax (benefit) expense                            330            (85)               776            512
                                                          ---            ----               ---            ---
  Net income (loss) from
  discontinued operations                                $586          $(129)            $1,177           $767
                                                         ====          ======            ======           ====


6.        One-Time Charge

      In September 1999, the Company recorded a one-time charge of $1.8 million as a result of the reorganization of the Systems Division. The charge primarily relates to expenses associated with the reorganization of the Systems Division including inventory write-downs and severance.

7.  Recent Accounting Pronouncements

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Consolidated Results of Operations

The Company's total revenues increased 24% from $16.0 million to $19.8 million for the three months ended September 30, 1999 and 2000, and increased 20% from $47.1 million to $56.3 million for the nine months ended September 30, 1999 and 2000. During the three and nine month periods, the increases were primarily attributable to 53% and 46% increases in prepaid wireless services revenues, which were partially offset by decreases in roaming services revenues in both periods. In 2000, for internal financial reporting purposes, the Company began reporting interdivision sales from the Systems Division to the Prepaid Services Division for voice nodes, known as V-nodes, and related equipment shipped during the quarter. Prior year amounts have been reclassified to permit comparison.


The Company generated operating income of $2.8 million during the three months ended September 30, 2000 compared to an operating loss of $2.9 million for the same period in the prior year. For the nine months ended September 30, 2000, the Company generated operating income of $6.1 million compared to an operating loss of $3.4 million for the same period in 1999. The operating loss during the three and nine months ended September 30, 1999 included the $1.8 million one-time charge due to the reorganization of the Systems Division. The increases in operating income resulted from improvements in the operating results of prepaid wireless services and, to a lesser extent, to improvements in the Systems Division. The specifics of each division's revenues and gross margins are discussed in greater detail below.

Prepaid Wireless Services Division

Prepaid Wireless Services Division revenues increased 53% from $9.1 million to $13.9 million for the three months ended September 30, 1999 and 2000, and increased 46% from $26.7 million to $39.0 million for the nine month periods ended September 30, 1999 and 2000. The increases were primarily due to increased numbers of subscribers and greater minutes of use, partially offset by a decrease in the average price per minute as carriers avail themselves of our volume discounts. As of September 30, 2000, there were approximately 2.7 million prepaid subscribers on the Company's Intelligent Voice Services Network, known as the IVSN, compared to 1.5 million subscribers at September 30, 1999, an increase of 80%. The Company expects the average price per minute to continue to decline as carriers grow their subscriber bases and continue to utilize our volume discounts.

Gross margins for the Prepaid Wireless Services Division improved from 62% to 73% for the three months ended September 30, 1999 and 2000, respectively, and from 65% to 73% for the nine months ended September 30, 1999 and 2000. The improvement resulted from higher revenues compared to our relatively fixed cost structure, along with continued management focus on effectively managing expenses.


Going forward, we expect that the seasonal trends experienced in 1999 and 2000 for subscriber additions, churn and average minutes of use will continue, with the growth in fourth and first quarters showing stronger usage and subscriber trends than the slower seasons in the second and the third quarters. These trends have typically resulted from increased carrier focus on holiday marketing promotions.

Roaming Services Division

Roaming services revenues decreased 23% from $6.0 million to $4.6 million for the three months ended September 30, 1999 and 2000, and decreased 18% from $17.1 million to $14.0 million for the nine months ended September 30, 1999 and 2000. The decrease in roaming services revenues in 2000 was primarily attributable to fewer suspensions of inter-carrier automatic roaming agreements and some reduction of unregistered roaming use attributable to prepaid wireless growth. In addition, demand for the Company's roaming service, whose premium rates are essentially determined by the Company's carrier customers, has been adversely affected by an increase in lower priced one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease at similar rates over time as compared to prior periods.

Gross margins for the Roaming Services Division decreased from 19% to 18% of roaming services revenues for the three months ended September 30, 1999 and 2000, and increased from 17% to 19% of roaming services revenues for the nine month period ended September 30, 1999 and 2000. The decrease in the three-month period was due to lower revenues while the fixed costs associated with the service remained. The increase for the nine-month period was primarily a result of management's efforts to reduce costs. The Company anticipates that margins will continue to decrease as revenues decline.

Systems Division

In 2000, the Company began reporting interdivision revenues (which are eliminated in consolidation) to the Prepaid Services Division for V-nodes and related equipment deployed during the year. Prior year amounts have been reclassified to permit comparison. Systems revenues increased 78% from $2.7 million in the third quarter of 1999 to $4.8 million in the third quarter of 2000 and increased 58% from $8.3 million for the nine months ended September 30, 1999 to $13.1 million for the same period in 2000. The increase in revenues reflects increased shipments of interdivision prepaid V-nodes along with higher sales of systems and recurring services both domestically and internationally. Interdivision revenues for the three and nine-month periods were significantly higher in 2000 due to the continued build-out of the IVSN to support the

Company's growth in prepaid, particularly related to the Company's agreement signed in October, 2000 with Verizon Wireless to support their National Prepay Wireless program.

Gross margins for the Systems Division increased from (35%) to 47% of systems revenues for the three months ended September 30, 1999 and 2000, and increased from 13% to 42% of systems revenues for the nine months ended September 30, 1999 and 2000. The increases resulted from management's continued execution on its 1999 reorganization to reduce costs and generate additional recurring revenue allowing for greater absorption of fixed costs.

                                 Operating Data

                                                                        2000                         1999
------------------------------------------------------------
Three months ended September 30,                                            % of Total                    % of Total
($ in thousands)                                             Total           Revenues        Total         Revenues
------------------------------------------------------------ ------------ -------------- -------------- --------------

Total revenues                                                   $19,849           100%        $16,026           100%
------------------------------------------------------------
Engineering, research and development                              2,155            11%          1,619            10%
------------------------------------------------------------
Sales and marketing                                                1,101             6%          1,387             9%
------------------------------------------------------------
General and administrative                                         1,658             8%          1,716            11%
------------------------------------------------------------
Depreciation and amortization                                      4,197            21%          3,370            21%
------------------------------------------------------------



                                                                        2000                         1999
------------------------------------------------------------
Nine months ended September 30,                                             % of Total                    % of Total
($ in thousands)                                             Total           Revenues       Total          Revenues
------------------------------------------------------------ ------------ -------------- ------------- ---------------
Revenues                                                         $56,259           100%       $47,061            100%
------------------------------------------------------------
Engineering, research and development                              5,822            10%         4,403              9%
------------------------------------------------------------
Sales and marketing                                                3,915             7%         4,441              9%
------------------------------------------------------------
General and administrative                                         5,092             9%         4,667             10%
------------------------------------------------------------
Depreciation and amortization                                     11,911            21%         9,198             20%
------------------------------------------------------------


Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased from 10% to 11% of revenues for the quarters ended September 30, 1999 and 2000, and from 9% to 10% of revenues for the nine months ended September 30, 1999 and 2000. The increases primarily resulted from additional resources devoted to expanding and enhancing the features and functionality of the Company's IVSN, in addition to resources devoted to the Company's m-commerce initiatives.

Sales and marketing expenses

Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, as well as the cost of trade shows and other promotional expenses. As a percentage of total revenues, sales and marketing expenses decreased from 9% to 6% for the three-month periods ended September 30, 1999 and 2000, and decreased from 9% to 7% for the nine month periods ended September 30, 1999 and 2000 as the Company's sales organization was reorganized into one group to centralize efforts and leverage resources.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and expenses for other administrative support services provided to the Company. General and administrative expenses decreased from 11% of total revenues for the three months ended September 30, 1999 to 8% in the three months ended September 30, 2000. General and administrative expenses decreased from 10% to 9% of total revenues for the nine-month periods ended September 30, 1999 and 2000. The decreases resulted from a fairly consistent level of costs and personnel to support the Company's operations while revenues were increasing.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment, building and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense remained consistent at 21% of total revenues for the three months ended September 30, 1999 and 2000 and increased from 20% to 21% of total revenues for the nine months ended September 30, 1999 and 2000. The increase in absolute dollars for both periods was primarily due to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's IVSN. Depreciation and amortization expenses are expected to increase in absolute dollars due to increased capital expenditures for telecommunications hardware and software, primarily related to new prepaid features and functionality and the continued enhancement and expansion of the IVSN.

Interest income

Interest income increased from $227,000 to $499,000 for the three months ended September 30, 1999 and 2000, and from $748,000 to $1.3 million for the nine month periods ended September 30, 1999 and 2000. The Company's interest income increased in 2000 due to significant increases in cash flow generated from operations.

Provision (benefit) for income taxes

Income tax expense of $1.2 million and $3.0 million for the three and nine month periods ended September 30, 2000 yielded a 36% and 40% income tax rate. The Company's effective income tax rate for the three months ended September 30, 2000 is less than the statutory rate of 40% due the Company's reversal of a valuation allowance against the deferred tax asset resulting from improved profitability. The Company's effective income tax rate is expected to be approximately 36% in the fourth quarter of 2000 and may be greater than 40% in 2001 and beyond due to the continued impact of non-deductible goodwill.

Income (loss) from discontinued operations

Income (loss) from discontinued operations increased from a loss of $129,000 for the three months ended September 30, 1999 to income of $586,000 in the three months ended September 30, 2000 and from income of $767,000 to $1.2 million for the nine month periods ended September 30, 1999 and 2000. The increase in 2000 was due to improved cost management of the Teleservices business and to a software problem that caused the loss in the three-month period ended September 30, 1999.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased from $30.2 million at December 31, 1999 compared to $40.1 million at September 30, 2000. Net cash provided by operations of $24.7 million for the nine months ended September 30, 2000 resulted primarily from $4.4 million of net income, along with adjustments of $3.7 million for deferred income taxes and $11.9 million in depreciation and amortization expense. The increase in accounts payable and accrued expenses of $3.2 million resulted from the timing of payments.

The Company's investing activities utilized $14.3 million of net cash during the nine-month period ended September 30, 2000, primarily for purchases of property and equipment. These capital additions include $13.4 million for telecommunications systems equipment and software for expansion of the Company's IVSN. The Company also made $1.0 million in purchases of short-term investments, net of sales, during the nine-month period. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment, to improve redundancy and reliability, and enhanced feature capabilities for the IVSN.

The Company's financing activities generated $417,000 in net cash during the nine months ended September 30, 2000, due to proceeds from the exercise of stock options, partially offset by payments of capital lease obligations.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.

Certain Factors That May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including, without limitation, statements regarding the continued decline in Prepaid Wireless per minute rates as carriers grow their subscriber bases and utilize volume discounts, seasonal trends in Prepaid Wireless revenues, the trend of decreased suspensions of inter-carrier automatic roaming agreements, prepaid services causing the reduction of unregistered roaming and carriers marketing one-rate registered roaming plans that reduce unregistered roaming service revenues, greater costs of depreciation and amortization, increased interest income and an effective income tax rate greater than 40%. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of important factors exist that could affect the Company's future operating results, including, without limitation, system outages that reduce revenues, technological changes in the Company's industry, the ability of the Company to continue to successfully support its IVSN, the ability of the Company's carrier customers to successfully continue to market and sell prepaid wireless services, the Company's ability to retain existing customers and attract new customers, increased competition and general economic factors.

The Company recently announced that it has sold the assets of its Teleservices Division. This transaction includes potential additional cash payments to the Company of up to $20 million through 2005, based upon achievement of predetermined revenue targets. There can be no assurances that the Company will be successful in meeting the predetermined revenue targets or earning any of the potential cash payments available.

The Company is exploring opportunities to utilize its IVSN and real-time rating engine for mobile commerce applications. There can be no assurances that there will be a market for the Company's network in the mobile and electronic commerce arena. In addition, this market could be so highly competitive that the Company may not be able to enter it.

Historically, a significant portion of the Company's revenues in any particular period have been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of call traffic generated through these customers, and the level of system sales. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside of the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Prepaid Wireless services contracts are beyond their expiration dates or will expire in 2000 and 2001. There can be no assurances that the Company will be successful in renewing any of these contracts. If these contracts are not renewed, the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if the contracts are renewed, some contractual rates per minute will likely be lower than in previous years. If subscriber levels begin to drop off, revenue could be adversely affected due to these lower rates.

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

In September 1999 a reorganization plan was implemented in an effort to realign the Systems Division and reduce operating expenses. The Company has reduced operating expenses and stabilized the division, however there can be no assurances that the Systems Division's operating losses (excluding Interdivisional revenues) will not increase or that it may incur asset impairment charges or other write-offs that could materially and adversely
affect  the  Company's  overall   business,   operating  results  and  financial
condition.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. The Company expects that demand for its roaming services will continue to decline as fewer inter-carrier roaming agreements are suspended, prepaid services replacement of unregistered roaming use increases and carriers offer more one-rate roaming plans. In addition, prepaid wireless services are relatively new services in new markets, and if these markets do not grow as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the IVSN. The Company has experienced network outages that result in reductions in revenue in accordance with penalty clauses contained in certain of the Company's carrier customer contracts. If the Company's future efforts to avoid outages are unsuccessful, such outages can result in additional lost revenue for the Company and damage the Company's reputation. The occurrence of one or more outages could have a material adverse effect on the Company's business, operating results and financial condition.

There can be no assurance that the Company will successfully support and enhance the IVSN effectively to avoid system outages and any associated loss in revenue, that the market for the Company's prepaid service will continue to develop, or that the Company's IVSN will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the prepaid agreements it has secured with its carrier customers. Because prepaid revenues are principally generated by prepaid subscriber minutes of use, these revenues can be effected by the carrier's ability to successfully market and sell prepaid services. Revenues from the Company's IVSN are dependent on the ability to retain subscribers on the network and there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase, which may result in reductions in subscriber growth and related revenues.

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

The Company's success and ability to compete are dependent in part upon its proprietary technology. In addition, the Company continues to defend its proprietary technology against patent infringement litigation, including the Freedom Wireless lawsuit. If patent infringement judgments are entered against the Company or unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected.

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

        Boston Communications Group, Inc.
        (Registrant)


        Date: November 8, 2000      By:     /s/ Karen A. Walker
                                            -------------------
                                            Karen A. Walker
                                            Vice President, Financial
                                            Administration and Chief
                                            Financial Officer (Principal
                                            Financial Accounting Officer and
                                            Duly Authorized Officer)

                                INDEX TO EXHIBITS

Exhibit No.                Description


10.60                      Cummings Lease Amendment

27                         Financial Data Schedule