Form 10-K
period 2000-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2001-04-02
CIK 1012887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K


        (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

                                  OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 333-4128

                   BOSTON COMMUNICATIONS GROUP, INC.
                 ----------------------------------
           (Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS                                                04-3026859
-------------                                                ----------
(State or Other Jurisdiction                                 (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

100 Sylvan Road, Suite 100, Woburn, Massachusetts            01801
-------------------------------------------------            -----
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:          (781) 904-5000
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
         YES  X                                                        NO
             ---                                                          -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
         The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on March 9, 2001 was $144,909,870. The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of March 9, 2001 was 17,048,220.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in the following part of this Form 10-K: information required by Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K is incorporated from the Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Company.

This Annual Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the continued decline in Prepaid Wireless per minute rates as carriers grow their subscriber bases, minutes of usage and utilize volume discounts, seasonal trends in Prepaid Wireless revenues and churn, that the loss of subscribers due to Rogers AT&T's departure from the BCGI platform in the first quarter of 2001 will be offset by increased net subscriber adds among BCGI's existing and new carrier customers, that with the loss of Rogers AT&T the Company expects gross margin levels to decrease in at least the first few quarters of 2001, reduction of unregistered roaming revenues resulting from the trend of consolidation in the wireless industry and national carriers offering one-rate registered roaming plans, decreases in roaming margins as revenues continue to decline, increases in engineering, research and development expenditures to support future development and enhancements of its prepaid and other wireless services and systems and reductions in sales and marketing and general and administrative expenses as the Company continues to leverage and effectively manage its expenses. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Any statements contained herein that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Factors That May Affect Future Results", "Quantitative and Qualitative Disclosures About Market Risk" and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.


Item 1.  Business

                               Background

General

Boston Communications Group, Inc. ("BCGI" or the "Company") provides flexible, real-time transaction processing, billing and payment services and other enhanced voice and data services to wireless carriers. Through its Intelligent Voice Services Network ("IVSN"), one of the largest and most advanced automated voice resource networks in North America, and its proprietary, highly scalable transaction processing platform, BCGI provides one or more of its services to approximately 70 wireless carriers and resellers, including the five largest carriers in the United States--Verizon Wireless, Cingular Wireless, AT&T Wireless, Sprint PCS and ALLTEL.

As of December 31, 2000, BCGI operated 46 IVSN Points of Presence ("PoPs") in North America, providing coverage of over 160 Metropolitan Service Areas ("MSAs"), and encompassing over 95% of the U.S. population and all major markets in Canada. As of that date, wireless carriers utilized over 42,700 voice ports, or approximately 50% of the deployed network capacity of the IVSN, handling over 125 million minutes of voice traffic per month. The IVSN is integrated with BCGI's proprietary transaction processing platform, which enables the delivery of sub-second response times for approximately 70 million transactions per month.

The Company's strategy is enhanced by its deployed network infrastructure, and the synergies afforded by its complimentary lines of business, namely Prepaid Wireless Services, Roaming Services and Systems, each of which is summarized below. In addition, the Company believes that it is well positioned to deliver end-to-end m-commerce solutions for wireless carriers, telecommunications providers and other enterprises by leveraging its key assets, including its deployed infrastructure, which currently enables low cost transaction processing.

The Company's launched its beta trial for its first m-commerce service offering, BCGI Wireless Wallet(TM), in January 2001 and it is now commercially available. The Wireless Wallet service is designed to provide carriers with an end-to-end, outsourced, cost-effective payment platform solution for the monetization of the mobile Internet, as well as an opportunity to retain the carrier's position as a key link in the value chain for m-commerce services.


Prepaid Wireless Services. BCGI's nationwide, real-time service bureau prepaid solution has gained wide acceptance among wireless carriers, and is the leader in the U.S. prepaid wireless market by number of subscribers, as estimated by the Yankee Group. Prepaid Wireless Services generates revenue by charging carriers based on the number of minutes of use ("MOUs") processed by the IVSN. This network enables carrier's subscribers to use their wireless phone as if they were a traditional post-pay subscriber, thereby expanding carriers' service offerings to new and existing subscribers without the added billing costs and collection risk. After achieving early success in Europe, prepaid wireless has recently emerged as the fastest-growing segment of the U.S. wireless market, as several domestic carriers began to launch prepaid programs in late 1999 and 2000. The Yankee Group estimates that prepaid calling plans will represent approximately 50% of net subscriber additions in the U.S. over the next five years, and projects the number of prepaid subscribers to grow from approximately
4.9 million at the end of 1999 to approximately 33.7 million by 2003, representing a compound annual growth rate of over 60%.

As a result of its established position in the prepaid wireless market, with prepaid customers including the three largest U.S. wireless carriers, BCGI has increasingly begun to realize the benefits of the carriers' increased focus on prepaid programs. As of December 31, 2000, the Company's Prepaid Wireless Services provided outsourced, real-time voice and transaction processing for approximately 3.0 million prepaid wireless subscribers, an increase of nearly 60% from December 31, 1999. In the fourth quarter of 2000, BCGI's IVSN was handling over 1.5 billion minutes of prepaid wireless phone use on an annualized basis.

Roaming Services. The Company pioneered the concept of unregistered roaming services, allowing carriers to generate incremental revenue by serving visiting subscribers who are not recognized automatically by their wireless networks. These subscribers, who were previously denied service, are automatically forwarded to the Company's proprietary network, through which BCGI bills and collects from the subscriber. This proprietary network is integrated with the IVSN to enable nationwide roaming for prepaid subscribers. Since 1991, the Company has maintained a leadership position in the delivery of this service, and is responsible for generating approximately $80 million in profits for its carrier customers.

Systems. The Company's Systems operation develops, assembles and markets turnkey solutions for prepaid wireless and other enhanced services, targeting international and smaller domestic wireless carriers. The Systems operation also develops and assembles the voice service nodes, or V-nodes, that comprise the technology backbone of the IVSN.

The Company was organized as a Massachusetts corporation in 1988. The Company launched its initial prepaid wireless marketing trials in mid-1994, and in 1995 initiated the build-out of the IVSN. In 1996, the Company acquired Voice Systems Technology, Inc. (VST), which is now its Systems operation. The Company's principal office is located at 100 Sylvan Road, Suite 100, Woburn, Massachusetts 01801 and its telephone number is (781) 904-5000.

                        Description of Business

Prepaid Wireless Services

The Company introduced its prepaid wireless service offering in mid-1994 and as of December 31, 2000 was offering the service in over 160 U.S. Metropolitan Service Areas (MSA's) that cover more than 95% of the U.S. population and all major markets in Canada. The Company has become the leading prepaid wireless service provider for wireless carriers in the United States and Canada and has grown its subscriber base nearly 60%, from 1.9 million at December 31, 1999 to approximately 3.0 million at December 31, 2000. The Company added approximately
1.1 million new net subscribers to its platform during that time.

BCGI's  prepaid  wireless  service  offering  provides  economies  of  scale  by combining many carrier subscribers onto one comprehensive network and transaction processing platform. The Company's extensive experience in prepaid has also allowed the Company to offer rich and robust features and functionality as well as knowledgeable guidance to carriers to facilitate profitable prepaid programs. In addition, several distinguishing features of BCGI's offering make its prepaid product more competitive in the marketplace, especially as wireless carriers continue to consolidate. BCGI's platform provides nationwide prepaid roaming because of the Company's coverage of more than 95% of the US population, a feature that most carriers and competitors cannot offer, nor provide as economically as BCGI. BCGI's prepaid wireless service offering is also "technology neutral", which means it can easily integrate with virtually all switch types, wireless system types (GSM, TDMA, CDMA, etc.) and billing systems. This feature has been a key factor in helping the Company increase its customer base. BCGI's high reliability and telecommunications quality uptime performance for call processing is another key competitive advantage, which is supported by many redundant features and facilities in the network and transaction processing platform and by the use of "best-in-class" vendor technologies, including Sun, EMC and Cisco. As an example, BCGI's investment in its redundant processing site in Waltham, Massachusetts provides load balancing for its primary transaction processing platform site in Woburn, Massachusetts, further enhancing the Company's platform reliability. Currently this redundant site supports primary transaction processing for the Prepaid Connection service and is expected to support additional services later in 2001.

In a wireless carrier's prepaid service offering, a subscriber establishes an account with the carrier by prepaying a specific dollar amount that is credited toward future service. Subsequently, each call that is initiated or received by the subscriber is routed by the wireless carrier to the IVSN, which is linked to the transaction processing platform, where information regarding the status of that subscriber's prepaid account is maintained. The call is completed and the subscriber's account is debited on a real-time basis, without requiring the subscriber to enter a debit or credit card number or other information. When the minute balance in the subscriber's account becomes low, the subscriber periodically receives notifications indicating service minutes will soon expire, and the call is immediately terminated once the balance in the account is depleted. This feature is referred to as real-time rating and differentiates BCGI's service from most other prepaid platforms and billing systems, which typically do not rate the call until it is completed, thus allowing potential call overruns. Therefore, BCGI's solution eliminates the carrier's bad debt expense resulting from their prepaid customers' call overruns. Each call is rated in real-time based on the telephone number called, carrier usage charges, taxes and applicable surcharges.

The IVSN's broad geographic coverage, combined with the Company's extensive list of carrier relationships in its roaming business, enables carriers to cost-effectively offer prepaid customers the ability to roam outside of their service territory. The Company also provides international dialing capabilities to permit prepaid subscribers to make calls from within the U.S. and Canada to countries around the world.

Prepaid subscribers receive service similar to subscribers using traditional post-pay billing arrangements, including the ability to make outgoing and receive incoming calls, as well as roam in other markets. Subscribers are able to replenish their accounts by purchasing additional prepaid service from the carrier by credit card through BCGI's automated replenishment feature or by purchasing additional prepaid service at any of the carrier's affiliated retail outlets. The Company has also established relationships with several distribution technology partners to help expand the reach of the prepaid replenishment  options.  Using the Company's technology,  the partners,  through carrier relationships brokered through BCGI, are able to offer prepaid replenishment on the BCGI platform in a seamless and automated way. The Company also made a 13% investment in one of these partners, Datascape, Inc., whose Merchant Manager product is a web-based, point-of-sale solution that helps to streamline the prepaid replenishment process.

Carriers compensate BCGI for usage by contracting at per minute rates for prepaid subscriber usage based on the connection time between the carrier's Mobile Switching Centers (MSCs) and the IVSN's V-nodes for all completed calls. As MOUs increase and carriers achieve higher volume tiers, per minute rates paid by the carriers decrease, yielding lower average rates per MOU. The increasing volume of traffic over the IVSN and transaction processing platform has allowed the Company to successfully leverage its cost base, enabling it to reduce the MOU pricing for its carrier customers, while still expanding its margins. The Company's existing contracts to provide prepaid wireless services generally have terms of one to three years.

In 1999, BCGI introduced Prepaid Connection, a product that uses a prepaid architecture that economically delivers full-featured prepaid services to small and medium-sized U.S. wireless carriers. These carriers represent a large potential market opportunity, with approximately 21 million subscribers between them, according to Yankee Group estimates. Prepaid Connection carriers can offer subscribers full prepaid functionality, including automatic inbound and outbound roaming virtually anywhere in North America at competitive prices on a per-MOU basis. Thus, BCGI's larger carrier subscribers can roam into these markets and, more importantly, the smaller carriers are able to offer prepaid roaming at lower rates to their subscribers who roam into the larger carrier's markets. BCGI manages the call rating, customer account information, Web-based customer care server and provides the connection to the national roaming server complex. The Company has successfully launched eight carriers on Prepaid Connection to date.

BCGI continues to expand the features of its prepaid wireless services to offer additional functionality to its carrier customers and their prepaid subscribers, and has averaged two major software upgrades per year. Such expanded features have included short messaging service, international dialing, web-based care, automated on-line reporting for the carriers, automated account replenishment options, reward programs and credit card address verification, which were added to enhance features already offered to the subscribers, as well as the Converged Prepaid feature, which allows subscribers to make prepaid calls from a wireless or landline phone. The Company works closely with the carriers on an ongoing basis to develop additional features and functionality to expand the capabilities and value of prepaid wireless services.

In addition to providing the technology and payment infrastructure enabling prepaid wireless services, the Company offers a full suite of customer care solutions to its carrier customers. These solutions include the ability for the carriers to outsource customer care to BCGI's preferred provider, TeleTech Holdings, Inc., or insource the care themselves. BCGI enables carriers to access their subscriber data for license fees by utilizing BCGI's proprietary software systems, Customer Care Service Terminal ("CCST") or Remote Transaction Server ("RTS"). BCGI also offers web-based care to its Prepaid Wireless Services carrier customers.

The Company currently provides prepaid wireless services to several U.S. carriers, including Verizon Wireless, Cingular Wireless, AT&T Wireless (AWS), Bay Area Cellular, Cincinnati Bell Wireless and Dobson Cellular Systems, Inc., and more than 20 wireless carriers and resellers.


Roaming Services

BCGI's ROAMERplus roaming service enables wireless carriers to cost-effectively generate revenues from subscribers roaming in a carrier's service area who are not covered under traditional roaming agreements. These unregistered roamers attempting to place calls in the serving carrier's territory are automatically switched to BCGI's proprietary network, through which BCGI arranges payment for the calls, completes the calls and pays the serving carrier based on the length of the call. When an unregistered roamer places a call in the carrier's service area, the carrier's mobile switching center forwards the call, at the Company's expense, to the Company's proprietary digital call processing system. The roamer may complete the call by charging the call to a telephone calling card, a commercial credit card, a prepaid account or as a collect call. All incoming traffic is initially handled by an automated call processing system, which prompts the caller for billing and calling information. The Company's specially trained service representatives handle all calls that require additional operator assistance. The Company's roaming service is currently being used by over 50 wireless carriers in the United States and Canada. BCGI services 7 of the 10 largest wireless carriers, by number of subscribers, in the United States.

In order to implement the Company's ROAMERplus service, a carrier need only make a minor software change in its switches. BCGI pays for transport of the calls to its facilities and for completion of the calls. Under its agreements with carriers, BCGI pays the serving carrier for the airtime that the roamer uses and charges the roamer for the call. The charge for the call appears directly on a telephone or credit card bill, with BCGI (typically, under the trade name "Wireless Roaming") as the vendor. ROAMERplus eliminates collection and fraud risk for the carrier because BCGI takes responsibility for collection from the customer. The Company manages this collection and fraud risk by utilizing its own proprietary and external fraud control systems as well as validating the caller's credit before completing the call.

Although roaming service revenues have been declining, it is currently a profitable segment and enhances the Company's prepaid offering by expanding the geographic prepaid roaming footprint. The revenue decline is primarily attributable to fewer suspensions of inter-carrier automatic roaming agreements, increased carrier consolidation and some reduction of unregistered roaming use because of the growth of prepaid wireless services. In addition, consumers may be less willing to use the Company's premium priced roaming service due to the increase in lower-priced, one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time.

Since the Company expects the unregistered roaming business segment to continue to decline, the Company is focusing its efforts on cost management and finding new sources of revenue for this platform. In order to maintain margins and realize contributing profits from ROAMERplus, the Company has improved its call routing and streamlined operations to reduce telecommunications rates, bad debt and labor costs.


Systems

The Company's Systems business delivers prepaid wireless solutions, which enable prepaid wireless calling on a turnkey basis primarily to international customers. The Systems business also markets and sells systems for voice messaging, toll limitation and other enhanced service applications to Original Equipment Manufacturers (OEM's) and wireless and wireline carriers throughout North America. In addition, the Systems business also develops and assembles the V-nodes that comprise the technology backbone of the IVSN.

The Company continues to sell prepaid systems to several customers whose efforts are focused on international prepaid wireless services, including ADC Telecommunications (formerly Centigram Communications), Cable & Wireless, Bell South Wireless International and Nortel Networks. The relationship with ADC was solidified in 1999 when the Company entered into an agreement pursuant to which BCGI's prepaid system solution is offered through ADC's worldwide distribution channels. The Systems' business customers have operations throughout the world and have enabled the Company to make prepaid system sales in El Salvador, Nigeria, Guam, Gibraltar, Venezuela, Ecuador, Guatemala and several other countries in Central America and the Caribbean.


M-Commerce/BCGI Wireless Wallet Offering

Thousands of subscribers in Europe, Asia and the U.S. already utilize basic mobile commerce ("m-commerce") services, including stock trading, online banking and delivery of purchased content. Wireless access devices, such as mobile phones, pagers and PDAs, are being transformed into electronic "wallets," providing easy-to-use solutions for personal portable information sharing and transaction enabling. Though the U.S. has only a few thousand m-commerce subscribers today, International Data Corporation ("IDC") projects this base to grow to approximately 29 million subscribers in four years. IDC also estimates that m-commerce in the U.S. will generate over $20 billion in transactions in 2004.

Micropayment transactions are expected to play a significant role in the delivery of m-commerce applications, such as content purchases, music downloads, vending machines, public transportation and tolls. These micropayment transactions require an efficient, low-cost transaction processing vehicle, since existing payment mechanisms, such as credit cards, carry substantial processing fees (typically a minimum of $0.25 per transaction) and are prone to delays associated with the authorization process. The Company believes that it is uniquely positioned to deliver end-to-end m-commerce solutions for wireless carriers, telecommunications providers and other enterprises by leveraging its key assets, including its deployed infrastructure. In addition, the BCGI Wireless Wallet differentiates itself from competitive offerings since it does not need to be credit card based. A consumer may establish an account using cash, making it an ideal solution for the youth market, which is ineligible for credit, and for individuals wary of sending their credit card information over the Internet.

In March 2001, the Company announced the availability of the BCGI Wireless Wallet, following a successful beta trial program with Cincinnati Bell Wireless' i-Wireless prepaid offering. This product is a foundation on which wireless carriers can build new m-commerce services. Enabled by the Company's current transaction-processing capabilities, BCGI Wireless Wallet provides carriers with an end-to-end, secure, cost-effective m-commerce payment solution that links stored value accounts to a network of e-commerce and m-commerce merchants. By leveraging the Company for their m-commerce billing needs, wireless carriers can focus on developing value-added services for their subscribers. Since wireless carriers have established brands and have earned the end-user's trust, they are well positioned to play a vital role as preferred suppliers to enable mobile payment solutions for their subscribers. Specifically, the carriers can use BCGI to host the carrier's privately labeled Wireless Wallet and provide transaction processing on behalf of m-commerce merchants, content providers and service providers. This presents the carriers with an opportunity to effectively retain customer access control, acquire an additional brand loyalty tool and tap into additional revenue streams. Carriers who successfully develop this position can act as an important catalyst to the significant growth opportunities in the emerging m-commerce market.

A natural extension of the technology behind BCGI's Prepaid Wireless service, BCGI Wireless Wallet allows wireless carriers' subscribers to activate a Wireless Wallet account using traditional Internet access via personal computer or personal digital assistant and, subsequently, adding money to their account at a wireless carrier's retail distribution points. Using wireless, voice or PC-based Internet connectivity, the user can purchase goods and services from certain web-enabled merchants. Users can also access account history, real-time balance information, link credit/debit card to their account for funding and transfer money to BCGI Wireless Wallet accounts. The user's account can be replenished at over 75,000 potential points of distribution available to BCGI's wireless carrier customers. BCGI Wireless Wallet provides carriers' subscribers with a safe and easy payment solution for m-commerce.


Engineering, Research and Development

BCGI believes that one of its key competitive advantages is its proprietary software and that its future success will depend in large part on its ability to enhance existing services and develop new services in response to changing market, customer and technological requirements of the wireless telephone industry. An important factor in the future success of the Company's prepaid wireless service will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings.

The Company has developed proprietary software to enable its call processing platform to handle custom signaling interfaces to various types of wireless switches, specialized call rating requirements of prepaid wireless services, and interfaces to wireless administration and information technology systems. The Company is developing a number of enhanced services that it intends to make available to prepaid and traditional subscribers through the IVSN and the Company's transaction processing platform. In addition, BCGI believes that its IN-based solution (Intelligent Networking), which is expected to be deployed in the next several months, will improve call processing efficiency and enable BCGI to provide additional benefits to its carrier clients, including improved reliability and reduced telecommunications costs.

BCGI's engineering, research and development staff consists of 96 professionals, including 40 in software development. The Company spent $7.1 million, $7.9 million and $9.9 million on engineering, research and development (including capitalized software costs) in 1998, 1999 and 2000, respectively. The Company expects to continue to devote significant resources to its engineering, research and development activities in future years.


Sales, Marketing and Distribution

The Company's sales strategy is to establish and maintain long-term relationships with its customers. The Company utilizes a consultative sales process to understand and define customer needs and to determine how those needs can be addressed by the Company's services. BCGI seeks to build upon its existing customer relationships by integrating and cross-selling its different service offerings. The Company's sales cycle varies for different services and can be up to 12 months for the Company's Prepaid Wireless Services and Systems businesses.

The Company's sales force consists of 10 business development professionals with an average of over 12 years of experience in the telecommunications industry, either as former employees of wireless carriers or in selling products and services to wireless carriers. The Company typically assigns each sales professional to a single group of wireless carriers in order to support the development and maintenance of long-term strategic customer relationships. These professionals are supported by product-specific account and service managers who also typically have experience in the wireless industry and manage the accounts on a daily basis after the completion of the initial sale. Most business development professionals are strategically located in the carriers' major geographic regions. However, the Company's marketing, account management and product management activities are supported from its Woburn, Massachusetts and Tulsa, Oklahoma locations.

The Company's direct sales strategy is complemented by a marketing program that includes participation in industry trade shows, conferences and speaking engagements and public relations. Because the Company's target customers are wireless carriers and resellers, the Company seeks to gain broad industry recognition through carefully selected events and activities specific to the wireless industry.

The Company's has established product and account management groups for the Prepaid Wireless Services and Systems segments. Each group focuses on supporting carriers' operational issues, understanding the prepaid market and providing carriers with valuable information regarding prepaid marketing and subscriber trends, distribution techniques and marketing success factors. The Company works closely with the carriers and the industry to disseminate and integrate this information into their prepaid programs to help generate and retain prepaid subscribers. In addition, the product and account management groups focus on identification of new features and functionality that have the potential to drive incremental prepaid business by working closely with all BCGI customers.

Distribution of prepaid wireless is an integral piece of the service because it provides consumers with numerous channels to purchase or replenish prepaid service. The Company continues to expand distribution options for prepaid cards on behalf of wireless carriers through its Technology and Partners Program, under which the Company seeks arrangements with national distributors, retailers, resellers and alternative channels to increase market penetration and exposure. Currently, Western Union, Radio Shack, Datascape, UPP and PreNet are all part of BCGI's Technology and Partners Program, providing over 75,000 potential points of distribution to BCGI customers. BCGI has also recently signed a memorandum of understanding with iATMglobal, a provider of ATM interface technology. The Company is aggressively pursuing additional partners and arrangements for distribution, including online activation and replenishment opportunities. The Company has recently focused much effort on its marketing program to expand awareness of its prepaid product offering, specifically to provide more assistance to its carrier customers in strategically marketing and promoting prepaid services through their sales and distribution channels.


Customers

The Company provides its services to wireless carriers and resellers of varying size, expertise and capabilities. The Company currently provides one or more of its services to over 70 wireless carriers and resellers in the United States and Canada, including the five largest wireless carriers and 7 of the 10 largest wireless carriers in the United States. Historically, a significant portion of the Company's total revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to the Company's ten largest customers accounted for approximately 82%, 86% and 93% of the Company's total revenues in 1998, 1999, and 2000, respectively. Verizon Wireless, Cingular Wireless and AT&T Wireless, accounted for approximately 30%, 25% and 13%, respectively, of total revenues in 1999 and for 28%, 30% and 13%, respectively, of total revenues in 2000.


Competition

The market for providing services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services provided by the Company. In addition, many wireless carriers are providing, or can provide in-house, the services that the Company offers. Trends in the wireless industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's in-house capabilities. In addition, the Company anticipates the entrance of new competitors in the wireless carrier services market in the future. BCGI's principal competitor in the unregistered roaming market is National Telemanagement Corporation (NTC, a subsidiary of Illuminet Holdings, Inc.)
and in the Prepaid Wireless Services market are Intervoice Brite, Inc., NTC, Convergys Corp., TSI (a subsidiary of Verizon Wireless, Inc.), Lucent Technologies, Inc., Compaq Computer Corp., Tracfone Wireless, Inc. and Ericcson Telecommunications. The Systems Division's principal competitors in the turnkey prepaid and voice processing systems markets are Lightbridge, Inc. (formerly Corsair Communications Inc.), Comverse Technology, Inc.
and Intervoice Brite, Inc.

The Company believes that the principal competitive factors in the wireless carrier services industry include the ability to easily integrate with all switch types, wireless system types (GSM, TDMA, CDMA, etc.) and billing systems (especially as United States wireless carriers continue to consolidate), the ability to identify and respond to customer needs, the quality and breadth of features and functionality, the size and scale of its prepaid wireless platform, the availability of nationwide roaming, competitive pricing and technical expertise. The Company's ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. As a result of these and other factors, there can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors.


Government Regulation

 The Federal Communications Commission ("FCC"), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and the use of radio spectrum, including entry, exit, rates and terms of operation. Presently, BCGI neither operates any facilities utilizing radio spectrum nor has any facilities-based services involving interstate communications. Consequently, it is not required to and does not hold any licenses or other authorizations issued by the FCC for interstate operations. Two subsidiaries of the Company, Cellular Express, Inc. and BCGI Communications Corp., have been granted licenses by the FCC to provide international telecommunications services. BCGI Communications Corp. has been certified to provide intrastate telecommunication services in 45 states, and has applications on file to provide intrastate telecommunication services in the remaining 5 states and is, therefore, subject to state regulatory requirements.

The wireless carriers that constitute the Company's customers are regulated at both the federal and state levels. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations.

Employees

As of December 31, 2000, the Company had a total of 366 full-time and part-time employees. Of these employees, 73 serve in its Roaming Services call center and related functions, 198 serve in technical operations and software development, 36 serve in sales, marketing, product and account management and 59 serve in administration and management. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.


Backlog

As of December 31, 2000, there was $788,000 in backlog of firm orders of the Systems business. The Company includes in backlog only those orders for which it has received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.


Item 2.  properties

The Company leases space at its principal location in Woburn, Massachusetts and owns the facility at its Tulsa, Oklahoma location. In addition, the Company leases a facility in Waltham, Massachusetts, which serves as a redundant site for its transaction processing platform. The Woburn location serves as the operations center for Roaming Services and has separate facilities that house the Company's network operations center as well as the Company's executive headquarters, training facility, engineering, sales, human resources and finance personnel. The Tulsa facility is used for the assembly of systems and houses other support functions for the Systems business such as software development, product management, sales support and finance. The Company has 33 other leased facilities throughout the United States that are used to house the Company's voice nodes and certain equipment for the IVSN.

The following is a listing of the Company's significant leased facilities:

Location                  Square Footage      Expiration Date
---------                 --------------      ---------------
Woburn, MA                62,205              March 2001-February 2006


Item 3.  LEGAL PROCEEDINGS

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier seeks damages for lost profits and damage to the supplier's reputation in excess of $1 million. The Company believes that the claim is without merit.

In March, 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringe a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The Company does not believe that it infringes this patent and believes that it has meritorious defenses to the action.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions are as follows:

----------------------------- ------------------ --------------
Name                          Age                Position
----------------------------- ------------------ --------------

Paul J. Tobin                 57                 Chairman
----------------------------- ------------------ --------------
Brian E. Boyle                53                 Vice Chairman
----------------------------- ------------------ --------------
E.Y. Snowden                  46                 President and Chief Executive
                                                 Chief Executive Officer,
                                                 Director
------------------------------ ------------------ ---------------
Karen A. Walker               36                 Treasurer,  Vice President,
                                                 Financial  Administration and
                                                 Chief Financial Officer
----------------------------- ------------------ ---------------
William D. Wessman            51                 Executive Vice President and
                                                 Chief Technology Officer
----------------------------- ------------------ ---------------
Frederick E. Von Mering       48                 Vice President, Corporate
                                                 Development, Director
----------------------------- ------------------ ---------------
Robert J. Sullivan            56                 Vice President and General
                                                 Manager, Roaming Services
----------------------------- ------------------ ----------------


Mr. Tobin has over 16 years experience in the telecommunications and wireless industry. Mr. Tobin is one of the founders of the Company and has served as BCGI's Chairman since 1988. Mr. Tobin also held the position of President from February 1990 until February 1996, and from April 1997 to February 1998. Prior to his tenure with BCGI, Mr. Tobin was President of Cellular One
Boston/Worcester and Portsmouth, NH, and Regional Marketing Manager for Satellite Business Systems (a joint venture of IBM, Comsat and Aetna). Mr. Tobin began his career as a Securities Analyst at Chase Manhattan Bank after receiving his undergraduate degree in Economics from Stonehill College and his M.B.A. in Marketing/Finance from Northeastern University.

Mr. Boyle has over 25 years of experience in the wireless and computer industries. Mr. Boyle has held his position as the Company's Vice Chairman since 1994. Mr. Boyle has founded and operated several highly successful ventures servicing the wireless industry, including Appex Corporation (now EDS Personal Communications), Lightbridge, Inc. and Microfinancial Corp. Mr. Boyle earned a B.A. degree in Mathematics and Economics from Amherst College and a Ph.D. degree in Operations Research from M.I.T. For the past three years, he has been focused on investing in early stage technology companies, including GoldK, Inc., as well as serving as a director of several public companies, including Saville Systems and MicroFinancial, Inc.

Mr.  Snowden  joined BCGI as President and Chief  Executive  Officer in February
1998.Prior to BCGI, he was President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum, where he was responsible for the successful launch of the nation's first Personal Communications Services ("PCS") network. Before joining APC/Sprint Spectrum in 1994, Mr. Snowden was an Area Vice President at Pacific Telesis Group, where he was integral in Pacific Bell's entry into the PCS market through the development of the business plan for Pacific Bell Mobile Services. Previously, he was Chief Executive Officer of Universal Optical Company, a manufacturer and marketer of designer eyewear. Mr. Snowden began his career as a Corporate Strategy Consultant and Manager with the Boston Consulting Group. Mr. Snowden holds a B.S. degree in Mathematical Sciences from Stanford University and an M.B.A. from the Harvard Business School.

Ms. Walker joined BCGI in 1993 as Corporate Controller. In August 1998, Ms. Walker became BCGI's Vice President of Finance and Administration, and in April 1999 she was promoted to the position of Chief Financial Officer. As CFO, Ms. Walker is responsible for overseeing all finance, accounting and human resource aspects of the Company. She also played an integral part in guiding the Company through its IPO and follow-on offering. Prior to joining BCGI, Ms. Walker spent six years at Ernst & Young LLP, where she earned her C.P.A. and was a Manager in E&Y's Entrepreneurial Services Group. Ms. Walker holds a B.S. degree in Accounting from Boston College.

Mr. Wessman has over 30 years of experience in the communications industry. Prior to joining BCGI in April 1995, Mr. Wessman spent 24 years with NYNEX Corporation, where he managed the development of billing systems and became Director of Quality Assurance, responsible for managing system testing, quality assurance and customer billing support. Mr. Wessman holds undergraduate and M.B.A. degrees from Northeastern University.

Mr. Von Mering has been involved with the telecommunications and wireless industries for 15 years. Mr. Von Mering held the position of the Company's Chief Financial Officer from June 1990, when he joined the Company, until April 1999. Prior to joining BCGI, he was Regional Vice President and General Manager for Metromedia's paging division, and held various positions at Coopers & Lybrand, where he earned his C.P.A. Mr. Von Mering has an undergraduate degree in Accounting from Boston College and an M.B.A. from Babson College.

Mr. Sullivan has over 25 years of wireless and communications experience. Mr. Sullivan has been a Vice President at BCGI since June 1990, and in 1997 he assumed his current position of Vice President and General Manager of BCGI's Roaming Services. From 1984 to 1989, Mr. Sullivan worked for Cellular One, where he was responsible for building the cellular systems in Boston, Worcester, and Portsmouth, NH. Prior to Cellular One, Mr. Sullivan spent 10 years as an Engineering Manager for Zip-Call, where he built New England's largest paging network. Mr. Sullivan holds a graduate degree in Electrical Engineering from Northeastern University.

PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

      Boston Communications Group, Inc.'s Common Stock is traded on the Nasdaq National Market, under the symbol BCGI. The following table reflects the range of high and low selling prices of the Company's common stock for the periods indicated.

                        1999                    2000
                        ----                    ----
                       High        Low         High           Low
First Quarter       $ 13 1/4      $8 1/16    $ 12 13/16  $   5 5/16
Second Quarter        14 11/16     7 3/8       15 3/8        5 5/8
Third Quarter         17 1/4       4 9/16       20 3/4       11 7/8
Fourth Quarter         7 7/16      3 1/2        29 7/8       16

Holders

At February 28, 2001, there were approximately 5,000 holders of record of Common Stock.

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

                                                                                        Year ended December 31,
                                                            ----------------------      -----------------------
                                                            1996 (1)     1997        1998        1999         2000
                                                            --------- ---------    ---------  --------    --------
Consolidated Statements of Operations Data:                            (in thousands, except per share data)
Total revenues                                               $37,238    $51,090     $60,481      $64,181     $75,570
Operating income (loss) (2)                                    3,644    (3,830)     (4,753)      (2,681)       3,506
Income (loss) from continuing operations (2)                   3,633    (2,557)     (2,791)      (1,595)       3,710
Income (loss) from discontinued operations                    (3,034)    1,441         991          809        6,506
Net income (loss) (2)                                            599    (1,116)     (1,800)        (786)      10,216
Basic net income (loss) from continuing operations per
common share                                                    0.33     (0.18)      (0.17)       (0.10)        0.22
Diluted net income (loss) from continuing operations per
common share                                                    0.33     (0.18)      (0.17)       (0.10)        0.21
Basic net income (loss) from discontinued operations per
common share                                                   (0.28)     0.10        0.06         0.05         0.39
Diluted net income (loss) from discontinued operations per
common share                                                   (0.28)     0.10        0.06         0.05         0.37
Basic net income (loss) per common share                        0.05     (0.08)      (0.11)       (0.05)        0.61
Diluted net income (loss) per common share                      0.05     (0.08)      (0.11)       (0.05)        0.58
Consolidated Balance Sheet Data:
Cash and short-term investments                               21,421     33,704      25,609       30,236      54,610
Working capital                                               26,433     43,132      41,835       38,632      47,261
Property and equipment, net                                   12,906     33,165      33,617       39,365      45,037
Total assets                                                  51,959     93,385      91,760       99,331     118,644
Capital lease obligations, net of current maturities            --        1,598         546        1,828         740
Shareholders' equity                                         $42,893    $80,104     $78,658      $79,369     $94,697

(1) In February 1996, the Company acquired VST for Common Stock and cash for an aggregate purchase price of approximately $2.5 million.
(2) Results for the year ended December 31, 1997 and 1998 include one-time charges of $569,000 and $698,000, respectively, for impairment of long lived assets no longer being used in the Company's business. Results for the year ended December 31, 1999 include a one-time cost of systems revenues charge of $1.8 million for reorganization of the Systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs. Results for the year ended December 31, 2000 include an impairment of long-lived assets charge of $1.1 million for a write-down of assets no longer being used to support the Company's business, a one-time charge to cost of services revenues of $2.6 million to accrue for estimated legal expenses and additional depreciation of $1.7 million resulting from write-offs of certain equipment.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Results of Operations

The Company's total revenues increased 18% from $64.2 million in 1999 to $75.6 million in 2000. The growth was attributable to a 44% increase in revenues from the Company's Prepaid Wireless Services business, and partially offset by a 20% decline in Roaming Services revenues and a 6% decline in Systems revenues. In 1999, total revenues increased 6% compared to 1998 primarily due to a 98% increase in Prepaid Wireless Services revenues, partially offset by a 21% decline in Roaming Service revenues and a 63% decline in Systems revenues.

The Company increased its operating income from continuing operations from operating losses of $4.8 million and $2.7 million for the years ended December 31, 1998 and 1999, respectively, to operating income from continuing operations of $3.5 million for the year ended December 31, 2000. The significant increase in Prepaid Wireless Services revenues principally contributed to the improvement in operating income from continuing operations in 1999 and 2000. Excluding the effects of the loss on impairment of long-lived assets and one-time charges in the three years ended December 31, 1998, 1999 and 2000, the operating losses from continuing operations for the years ended December 31, 1998 and 1999 were $4.1 million and $857,000, respectively, and operating income from continuing operations for the year ended December 31, 2000 was $7.2 million. The specifics of each segment's revenues and gross margin are discussed in greater detail below.

The Company's reportable operating segments consist of Prepaid Wireless Services, Roaming Services and Systems businesses. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 of the Company's Consolidated Financial Statements, except that the financial results for the Company's operating segments have been prepared using a management approach. This approach is consistent with the basis and manner in which the Company's management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on the gross margin of each stand-alone business. In 2000, for segment reporting purposes, the Company began reporting inter-segment sales from the Systems business to the Prepaid Services business for voice nodes, known as V-nodes, and related equipment shipped during the year. Prior year amounts have been reclassified to permit comparison. Segment disclosure information is included in
Note 7 of the Company's Consolidated Financial Statements.

The Company's chief operating decision-maker is its President and Chief Executive Officer. The Company's operating segments are managed separately because each represents a strategic business unit that offers different products and serves unique markets within the wireless industry. However, the businesses complement each other providing the Company with a strong suite of products and services to meet the needs of wireless carriers. The Company's customers include seven of the ten largest domestic wireless carriers by subscribers served.


Segment Data (in thousands except for percentages)

                                     Prepaid
                                  Wireless   Roaming
                                  Services    Services    Systems    Eliminations    Total
     --------------------------- ----------- ----------- ---------- --------------- ---------
     2000
     Revenues                       $53,221     $17,650    $18,449       ($13,750)   $75,570
                                    =======     =======    =======       =========   =======
     Gross margin (1)                36,561       3,257      7,856         (5,347)    42,327
                                     ======       =====      =====         =======    ======
     Gross margin percentage            69%         19%        43%           (39%)       56%
                                        ===        ===         ===           =====       ===
     (1)
     1999
     Revenues                       $36,920     $22,249    $10,327        ($5,315)   $64,181
                                    =======     =======    =======        ========   =======
     Gross margin (2)                24,638       4,017      1,821         (2,067)    28,409
                                     ======       =====      =====         =======    ======
     Gross margin percentage            67%         18%        18%           (39%)       44%
                                        ===         ===        ===           =====       ===
     (2)
     1998
     Revenues                       $18,624     $28,235    $17,038        ($3,416)   $60,481
                                    =======     =======    =======        ========   =======
     Gross margin                     9,787       6,364      6,502         (1,328)    21,325
                                      =====       =====      =====         =======    ======
     Gross margin percentage            53%         23%        38%           (39%)       35%
                                        ===         ===        ===           =====       ===

(1) The gross margin for Prepaid Wireless Services includes a one-time charge for a $2.6 million accrual of legal expenses in December 31, 2000.
(2) The gross margin for the Systems business includes a one-time cost of systems revenues charge of $1.8 million in December 31, 1999 for the reorganization of the Systems business, which principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs.


Prepaid Wireless Services

Prepaid Wireless Services revenues increased from $18.6 million in 1998 to $36.9 million in 1999 and increased 44% to $53.2 million in 2000. At the end of 2000, there were approximately 3.0 million paid subscribers on the Company's IVSN compared to 1.9 million subscribers at the end of 1999, an increase of approximately 60%. The subscribers increased over 113% in 1999 from 890,000 at the end of 1998. The increases in revenues were primarily due to increased numbers of subscribers and greater minutes of use, partially offset by a decrease in the average price per minute as carriers availed themselves of the Company's volume discounts. The Company expects the average price per minute to continue to decline as carriers grow their subscriber bases and continue to utilize the Company's volume discounts.

Gross margins for the Prepaid Wireless Services improved from 53% of prepaid wireless service revenues in 1998 to 67% of revenues in 1999 and to 69% of revenues in 2000. The Company's gross margin increased during each quarter of 2000 (excluding the one-time charge), even with the carrier's additional volume discounts. With the loss of Rogers AT&T in the first quarter of 2001, the Company expects gross margin levels to decrease in at least the first few quarters of 2001. The gross margin for 2000 includes a one-time charge for a $2.6 million accrual for legal expenses. The charge for legal expenses represents the fees the Company may incur in the defense of a patent infringement suit brought by Freedom Wireless. The Company believes that the claims made by Freedom Wireless are without merit and will vigorously defend the action. The improvement in both years resulted from the significant increase in prepaid wireless services revenues in 1999 and 2000 that leveraged the predominantly fixed cost infrastructure. This increase in gross margins was partially offset by increased personnel and related costs incurred to support the growth of the IVSN and transaction processing platform.

The Company previously announced that Rogers AT&T will not renew its prepaid contract and that it would bring its prepaid program in-house. In the first quarter of 2001, the Company expects approximately 800,000 subscribers to migrate off of the BCGI platform. While management believes that the loss of subscribers due to Rogers AT&T's departure from the BCGI platform will be offset by increased net subscriber additions, among BCGI's existing carrier customers later in 2001 and the addition of new carriers to its platform, management revised its financial projections downward for first quarter and full-year fiscal 2001.


Roaming Services

Roaming services revenues decreased 21% from $28.2 million in 1998 to $22.2 million in 1999 and decreased 20% to $17.7 million in 2000. The decrease in roaming services revenues was primarily attributable to consolidation in the industry and an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues are expected to continue to decrease at similar rates compared to prior periods.

Gross margins for Roaming Services decreased from 23% of roaming services revenues in 1998 to 18% in 1999 and increased to 19% in 2000. The gross margin increased slightly in 2000 due to negotiation of reduced rates for vendor telecommunications costs. The decrease in 1999 resulted primarily from lower revenues and therefore lower absorption of fixed costs, higher revenue sharing rates paid to the Company's carrier customers and higher vendor telecommunications costs. The Company anticipates that margins will decrease as revenues continue to decline.


Systems

In 2000, the Company began reporting inter-segment revenues (which are eliminated in consolidation) from Systems to Prepaid Services for V-nodes and related equipment deployed during the year. Prior year amounts have been reclassified to permit comparison. Systems revenues decreased 39% from $17.0 million in 1998 to $10.3 million in 1999 and increased 77% to $18.4 million in 2000. Excluding inter-segment revenues, Systems revenues declined from $13.6 million in 1998 to $5.0 million in 1999 and $4.7 million in 2000. The increase in gross Systems revenues in 2000 reflects increased shipments of inter-segment prepaid V-nodes while external revenues remained fairly consistent. The decrease in 1999 was due to a significant decline in orders for international prepaid systems.

Gross margins for Systems decreased from 38% of systems revenues in 1998 to 35% in 1999 (excluding the effects of the one-time charge discussed below) and increased to 43% of systems revenues in 2000. The increase in 2000 was a result of increased revenues for inter-segment sales of voice nodes in addition to increased recurring service revenues that yield a higher margin. The decrease in 1999 was primarily due to the reduced sales levels for 1999 that absorbed fewer fixed costs. In addition, the gross margin was further reduced in 1999 as compared to 1998 by the one-time charge of $1.8 million recorded in the third quarter of 1999 for the reorganization of the Systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs.

The Company currently prices and sells all of its systems to international customers in U.S. dollars. All payments are received in U.S. dollars, which helps to protect the Company from the need to hedge against foreign currency risk.


Operating Data
($ in thousands)
                                                       2000                   1999                  1998
                                                           % of                    % of                 % of
                                              Total     Revenue       Total     Revenue     Total    Revenue
--------------------------------------------- --------- ------------- --------- ----------- -------- -------------
Total revenues                                 $75,570          100%   $64,181        100%  $60,481          100%
Engineering, research and development            8,018           11%     5,986          9%    5,439            9%
Sales and marketing expense                      5,162            7%     6,075         10%    5,182            9%
General and administrative expense               6,752            9%     6,244         10%    5,518            9%
Depreciation and amortization expense           17,795           24%    12,785         20%    9,241           15%
Impairment of long-lived assets                  1,094            1%         0          0%      698            1%


Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased from 9% to 11% of total revenues for the years ended December 31, 1999 and 2000, respectively. This increase primarily resulted from additional resources devoted to expanding and enhancing the features and functionality of the Company's IVSN and transaction processing platform, in addition to resources devoted to the Company's m-commerce initiatives.

Engineering, research and development expenses remained consistent at 9% of total revenues for the years ended December 31, 1998 and 1999. The Company intends to continue to increase its engineering, research and development expenditures to support ongoing and future development and enhancements of its prepaid and other wireless services and systems. In addition, the Company intends to invest additional resources to expand the capabilities of its current network to be positioned to take advantage of new wireless opportunities.


Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. Sales and marketing expenses decreased from 10% to 7% of total revenues for the years ended December 31, 1999 and 2000 due to the reorganization of the Company's sales organization into one group to centralize efforts and leverage resources.

As a percentage of total revenues, sales and marketing increased from 9% to 10% for the years ended December 31, 1998 and 1999, respectively. The increase resulted from new marketing and business development efforts for the Company. Sales and marketing expenses are expected to continue to decrease in absolute dollars and as a percentage of total revenues in 2001, as the Company continues to focus on leveraging and managing expenses.


General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. Total general and administrative expenses decreased as a percentage of total revenues from 10% in 1999 to 9% in 2000, respectively. The decrease resulted from the ability of the Company to leverage its existing workforce and cost infrastructure to support increased revenues.

General and administrative expenses increased as a percentage of total revenues from 9% in 1998 to 10% in 1999. The increase resulted principally from increased personnel and other related costs to support the company's growth. General and administrative expenses are expected to continue to decrease in absolute dollars and as a percentage of total revenues in 2001, as the Company continues to focus on leveraging and managing expenses.


Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense increased from 15% to 20% to 24% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively. The increases in both years were due primarily to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's IVSN and transaction processing platform. In addition, the increase for 2000 included $1.7 million of additional depreciation recorded to write-off certain equipment no longer being used to support the Company's operations.


Impairment of long-lived assets

The Company recognized a pre-tax charge of $1.1 million and $698,000 for the years ended December 31, 2000 and 1998, respectively, to write-down equipment no longer being used to support the Company's Prepaid Wireless Services operation, as these assets were not expected to generate any additional cash flows.


Interest income, net

Interest income decreased from $1.3 million in the year ended December 31, 1998 to $941,000 in 1999, and increased to $2.0 million in 2000. Interest income was earned primarily from investments from the increased cash generated from operations and the proceeds from the Company's public offerings.


Provision (benefit) for income taxes

The effective income tax rate for the year ended December 31, 2000 was 33% principally due to the reversal of valuation allowance as the Company utilized net operating losses in the current year.

The income tax benefit was $145,000, or 8% of the loss for the year ended December 31, 1999 and $613,000 or 18% of the loss for the year ended December 31, 1998. The income tax benefits were less than 40% as the Company did not provide any additional benefit for the net operating losses generated along with the non-deductibility of goodwill.


Income from discontinued operations

The Company's Teleservices business was a customer service call center operation that was sold to Teletech Holdings, Inc. on November 7, 2000 for $15 million including the assumption of certain liabilities and has been recorded as a discontinued operation for all periods presented. Income from discontinued operations increased from $809,000 in 1999 to $1.5 million in 2000. Despite lower revenues in 2000, the increase in income was primarily due to streamlined operations and improved cost management, and the fact that 1999 included costs associated with closing the Company's Woburn call center, including severance and asset write-offs. Income from discontinued operations decreased from $991,000 in 1998 to $809,000 in 1999 principally due to the costs associated with closing the Woburn call center.

The gain on disposal of the Teleservices business was $5.0 million, net of income taxes of $2.5 million.


Selected Quarterly Operating Results

The following table sets forth certain unaudited quarterly results of operations of the Company for the eight quarters in the two-year period ended December 31, 2000, including such amounts expressed as a percentage of total revenues. This quarterly information is unaudited, has been prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of the Company's management, reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                            Three months ended
                                           -----------------------------------------------------------------------------------------
                                           March 31,  June 30,  Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,  Dec. 31,
(In thousands                                  1999       1999       1999       1999        2000       2000       2000       2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Prepaid wireless services              $7,872      $9,731     $9,115    $10,202    $12,344     $12,716   $13,940    $14,221
      Roaming services                        5,435       5,733      5,956      5,125      4,807       4,589     4,556      3,698
      Systems                                 1,014       1,250        955      1,793        391       1,563     1,353      1,392
------------------------------------------------------------------------------------------------------------------------------------
           Total revenues                    14,321      16,714     16,026     17,120     17,542      18,868    19,849     19,311
Expenses:
      Cost of service revenues                7,312     7,987       8,292      6,923       7,124      7,268      7,470      6,591
      Cost of service revenues - one time
      charge (2)                               --        --           --        --          --           --         --      2,600
      Cost of system revenues                   735       863         728      1,108         434        687        449        620
      Cost of system revenues -
        one-time charge (1)                      --        --       1,824       --           --          --         --         --
      Engineering, research and development    1,248     1,536      1,619     1,583        1,807      1,860      2,155      2,196
      Sales and marketing                      1,501     1,553      1,387     1,634        1,462      1,352      1,101      1,247
      General and administration               1,407     1,544      1,716     1,577        1,712      1,722      1,658      1,660
      Depreciation and amortization  (3)       2,836     2,992      3,370     3,587        3,786      3,928      4,197      5,884
      Impairment of long-lived assets (2)        --        --        --         --           ---         --         --      1,094
-----------------------------------------------------------------------------------------------------------------------------------
            Total expenses                    15,039    16,475     18,936     16,412      16,325     16,817     17,030     21,892
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                        (718)       239      (2,910)       708      1,217      2,051     2,819      (2,581)
Interest income, net                             274       247          227       193        357        456       499          737
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes               (444)      486      (2,683)       901      1,574      2,507     3,318      (1,844)
Provision (benefit) for income taxes            (157)      243        (598)       367        679      1,078     1,194      (1,106)
Income (loss) from continuing operations        (287)      243      (2,085)       534        895      1,429     2,124        (738)
Income (loss) from discontinued operations       477       419        (129)        42        177        414       586        5,329
Net income (loss)                                190       662      (2,214)       576      1,072      1,843     2,710        4,591
Basic earnings (loss) per share from
continuing operations                         $(0.02)    $0.01      $(0.13)     $0.03      $0.05      $0.09     $0.13      $(0.04)
Basic earnings (loss) per share from
discontinued operations                         $0.03    $0.03      $(0.01)     $0.00      $0.01      $0.02     $0.03        $0.31
Basic earnings (loss) per share                 $0.01    $0.04      $(0.13)     $0.03      $0.06      $0.11     $0.16        $0.27
Diluted earnings (loss) per share from
continuing operations                          $(0.02)   $0.01      $(0.13)     $0.03      $0.05      $0.08     $0.12      $(0.04)
Diluted earnings (loss) per share from
discontinued operations                         $0.03    $0.02      $(0.01)     $0.00      $0.01      $0.02     $0.03        $0.29
Diluted earnings (loss) per share               $0.01    $0.04      $(0.13)     $0.03      $0.06      $0.11     $0.15        $0.25

(1)  Results for the three  months ended  September  30, 1999 include a one-time
     $1.8 million charge for reorganization of the Systems business. The charge principally relates to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs.
(2) Results for the three months ended December 31, 2000 include impairment of long-lived assets, a charge of $1.1 million for a write-down of assets no longer being used to support the Company's business and a one-time charge to cost of services revenues of $2.6 million for estimated legal expenses expected to be incurred in connection with the defense ofFreedom Wireless patent infringement suit.
(3) Depreciation and amortization for the three months ended December 31, 2000 includes additional depreciation of $1.7 million resulting from write-offs of certain equipment.


                                                                                        As a Percentage of Total Revenues
------------------------------------------------------------------------------------------------------------------------------------
                                                 March 31,  June 30,   Sept. 30,  Dec. 31,   March 31, June 30,  Sept. 30,  Dec. 31
                                                    1999       1999       1999       1999       2000     2000       2000       2000
------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----
Revenues:
      Prepaid wireless services                      55%        58%        57%        60%        70%        68%        70%       74%
      Roaming services                               38         34         37         30         28         24         23        19
      System                                         7          8          6          10         2           8          7         7
------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----
           Total revenues                           100        100        100        100        100        100        100        100
Expenses:
      Cost of service revenues                       51         48         52         41         41         38         38         34
      Cost of service revenues - one time charge     --         --         --         --         --          --        --         13
      Cost of system revenues                        5          5          4          6          2           4          2          3
      Cost of system revenues-one-time charge        --         --         11         --         --          --        --         --
      Engineering, research and development          9          9          10         9          10         10         11         11
      Sales and marketing                            10         9          9          10         8           7          6         7
      General and administration                     10         9          11         9          10          9          8         9
      Depreciation and amortization                  20         18         21         21         22         21         21         30
      Impairment of long-lived assets                --         --         --         --         --         --         --          6
------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----
Total expenses                                      105         98        118         96         93         89         86        113
Operating income (loss)                              (5)         2       (18)          4          7         11         14       (13)
Interest income, net                                  2          1          1          1          2          2          3         3
------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----
Income (loss) before income taxes                    (3)         3          (17)       5           9        13         17      (10)
Provision (benefit) for income taxes                 (1)         1           (4)       2           4         5          6       (6)
------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----
Income (loss) from continuing operations            (2)         2          (13)       3           5          8         11      (4)
Income (loss) from discontinued operations           3          2           (1)       --          1          2          3       28
------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----
Net income (loss)                                    1          4          (14)       3           6         10         14       24

The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, seasonality, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes, and general economic conditions. In particular, Prepaid Wireless Services revenues are affected by seasonal trends as the fourth quarter typically generates the highest number of net additions as compared to the other three quarters. During the fourth quarter of 2000, most of the Company's carrier customers experienced the same seasonal trends, however, total Company results were offset by lower than expected net additions from its largest customer, Verizon Wireless. The timing of carrier contract renewals and the related minute of usage pricing can also impact Prepaid Wireless Service revenues. The Company's Roaming Services revenues are affected by the frequency and volume of use of the Company's service, which may also be influenced by seasonal trends. The timing of orders and the number of large prepaid systems shipped during a particular quarter may fluctuate based upon the needs of the Systems business customers and can have a significant impact on the level of revenues for the Systems business.

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


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased from $30.2 million in 1999 to $54.6 million in 2000. The increase was due to the Company's improved cash flow from operations and $11.8 million in net proceeds from the sale of the Teleservices business. Net cash provided by operations of $35.6 million in 2000 resulted from $3.7 million in net income from continuing operations along with adjustments for depreciation and amortization of $17.8 million, income tax benefit from exercise of options of $1.8 million, deferred income taxes of $1.2 million, impairment charges of $1.1 million and $2.6 million in legal costs accrued. In addition, $4.8 million of cash was generated from improved collections of accounts receivable, inventory levels were reduced by $1.1 million due to improved inventory management and the Company's accounts payable and accrued expenses increased $2.0 million due to the timing of payments.

The Company's investing activities utilized $7.2 million of net cash in 2000. The Company purchased capital equipment and software of $24.0 million in 2000, including $22.5 million for telecommunications systems equipment and software for expansion of the Company's IVSN and transaction processing platform. The Company also received $11.8 million in net cash proceeds from the sale of the Teleservices business and $5.0 million in proceeds on sales of short-term investments, net of purchases. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen its Prepaid Wireless Services and other enhanced services. The Company's financing activities provided cash of $1.0 million in 2000, including proceeds of $2.2 million from the exercise of options, net of $1.6 million in capital lease repayments.

The Company believes that its short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.


Certain Factors That May Affect Future Results

Historically, a significant portion of the Company's revenues in any particular period have been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of minutes of usage generated from these customers. A significant decrease in business from any of the Company's major customers, including a decrease in business due to factors outside the Company control, would have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Prepaid Wireless services contracts have been extended beyond their expiration dates or will expire in 2001 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. If any of these contracts are not renewed the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if each of the contracts is renewed, some contractual rates per minute will likely be lower than in previous years. If subscriber levels and minutes of usage begin to drop off, revenue and gross margins could be adversely affected due to these lower rates. These contracts do not prevent the Company's customers from offering wireless services like those offered by the Company in-house or by the Company's competitors. One of the Company's former customers, Rogers AT&T, did not renew its prepaid contract and brought its prepaid program in-house. In the first quarter of 2001, the Company expects approximately 800,000 subscribers to migrate off of the BCGI platform. As a result, there can be no assurances that the Prepaid Wireless Services gross margins will return to those levels attained in 2000, excluding one-time charges. There can be no assurances that other customers will not follow suit and elect not to use the Company's services to offer prepaid wireless services or that the Company will be able to replace these subscribers with new subscribers.

There can be no assurance that the Company will successfully support and enhance the IVSN and transaction processing platform effectively to avoid system outages and any associated loss in revenue. Nor can there be any assurances that the market for the Company's prepaid service will continue to develop, or that the Company's IVSN and transaction processing platform will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the agreements it has secured with its carrier customers. Because prepaid revenues are principally generated by prepaid subscriber minutes of use, the Company's revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. Revenues from the Company's Prepaid Wireless Service business are dependent on the Company's ability to retain subscribers on the network and there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase. Any increase in the Company's churn rate could result in reductions in related revenues. There can be no assurance that the Company will be able to replace these subscribers with new subscribers or that the Company's other customers will not offer in-house solutions that reduce the number of subscribers on the Company's network.

The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the IVSN and transaction processing platform. The Company has experienced network outages that have resulted in reductions in revenue due to penalty clauses contained in certain of the Company's carrier customer contracts. If the Company's future efforts to avoid outages are unsuccessful, such outages could result in additional lost revenue for the Company and damage the Company's reputation. The occurrence of one or more outages could have a material adverse effect on the Company's business, operating results and financial condition.

The Company announced in 2000 that it had sold the assets of its Teleservices business to Teletech Holdings, Inc. for $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $20 million through 2005, based upon achievement of predetermined revenue targets. There can be no assurances that the Company will be successful in meeting the predetermined revenue targets or earning any of the potential cash payments available.

The Company continues to invest in additional technologies including BCGI Wireless Wallet, Datascape, Inc., Conference Calling, an Intelligent Networking
(IN) prepaid wireless solution and other new applications to expand its Prepaid Wireless Services business. There can be no assurances that there will be a market for these technologies, that the Company will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. In addition, the failure of any of these technologies may result in asset impairment charges or other write-offs could materially and adversely affect the Company's overall business, operating results and financial condition.

The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors including, variations in subscriber additions and minutes of use, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, the loss of customers, seasonal trends, variations in the level of system sales, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

In September 1999, a reorganization plan was implemented in an effort to realign the Systems business and reduce operating expenses. The Company has reduced operating expenses and stabilized the division, however, there can be no assurances that the Systems business' operating losses (excluding inter-segment revenues) will not increase or that it may incur asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. The Company expects that demand for its roaming services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and carriers offer more national one-rate roaming plans. In addition, prepaid wireless services are relatively new services in new markets. If the growth in prepaid services does not materialize as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless industry. Furthermore, a rapid shift away from the use of wireless in favor of other services could affect demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all.

The Company has expanded its operations rapidly, creating significant demands on the Company's management, administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected.

The Company's operations are supported by many hardware components and software applications from third party vendors, sometimes licensed from single vendors, which are sometimes small corporations. There can be no assurances that these hardware components and software applications will function in accordance with specifications agreed upon by the Company and its vendors, that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices. If the hardware and software do not function as specified or if the Company can no longer license software from certain vendors or otherwise obtain the software, the Company's business, financial condition and results of operations could be materially and adversely affected.

The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Systems customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars that help to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control.

The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, many wireless carriers are providing, or can provide in-house, the services that the Company offers. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and, consequently, the entrance of new competitors in the future. An important factor in the future success of the Company's prepaid wireless service will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. An increase in competition or the inability of the Company to provide, at competitive prices, more functionality and features could result in price reductions and loss of market share and could have a material adverse effect on the Company's business, financial condition or results of operations.
The Company's success and ability to compete is dependent in part upon its proprietary technology and its ability to protect such technology. The Company continues to defend its proprietary technology against patent infringement litigation, including the Freedom Wireless lawsuit. If patent infringement judgments are entered against the Company or unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of its Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, the Company's Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. While the Company's investments are also subject to interest rate risk and will decrease in value if market interest rates increase, the Company typically holds all of its investments until maturity. However, since the investments are typically held to maturity and are generally conservative in nature and of relatively short duration, interest rate risk is mitigated. The Company does not own derivative financial instruments in its investment portfolio. The interest rates on the Company's capital lease obligations are fixed and therefore not subject to interest rate risk.

The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many of the Systems business' customers are multinational corporations, which are publicly traded in the U.S. All payments are received in U.S. dollars, which helps to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K:


Consolidated Balance Sheets at December 31, 2000 and 1999.....................21
Consolidated  Statements  of Operations  for the
years ended  December 31, 2000, 1999  and  1998...............................22
Consolidated  Statements  of  Shareholders' Equity for the
years ended December 31, 2000, 1999 and 1998..................................23
Consolidated Statements  of Cash  Flows for the
 years  ended  December  31,  2000,  1999 and 1998............................24
Notes to Consolidated Financial Statements....................................25
Report of  Ernst & Young LLP, Independent Auditors.. .........................34

                                              Boston Communications Group, Inc.
                                                  Consolidated Balance Sheets
                             (In thousands, except share and per share amounts)

                                                                                                December 31,
                                                                                       2000                  1999
----------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
        Cash and cash equivalents                                                         $50,499             $21,145
          Short-term investments                                                            4,111               9,091
          Accounts receivable, net of allowance for billing adjustments and
               doubtful accounts of $2,032 in 2000 and $2,025 in 1999                      13,761              18,546
          Inventory                                                                           895               2,007
          Deferred income taxes                                                                --               1,169
          Prepaid expenses and other assets                                                 1,163                 820
          Assets held for sale                                                                 --               3,988
------------------------------------------------------------------------------- ------------------ -------------------
           Total current assets                                                            70,429              56,766
Property and equipment:
        Telecommunications systems & software                                              61,082              55,147
        Furniture and fixtures                                                                754               2,135
        Leasehold improvements                                                              1,664               2,571
        Systems in development                                                              9,294               5,560
------------------------------------------------------------------------------- ------------------ -------------------
                                                                                           72,794              65,413
        Less allowance for depreciation and amortization                                   27,757              26,048
------------------------------------------------------------------------------- ------------------ -------------------
                                                                                           45,037              39,365
Goodwill, net                                                                               2,247               2,854
Other assets                                                                                  931                 346
------------------------------------------------------------------------------- ------------------ -------------------
           Total assets                                                                  $118,644             $99,331
------------------------------------------------------------------------------- ------------------ -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                    $1,481              $  941
       Accrued expenses                                                                    16,166              13,378
       Deferred revenue                                                                     2,851               1,634
       Income taxes payable                                                                 1,484                 505
       Current maturities of capital lease obligations                                      1,186               1,676
------------------------------------------------------------------------------- ------------------ -------------------
            Total current liabilities                                                      23,168              18,134
Commitments and contingencies
Deferred income taxes                                                                          39                  --
Capital lease obligations, net of current maturities                                          740               1,828

Shareholders' equity:
         Preferred Stock,  $.01 par value, 2,000,000 shares authorized,
             none issued and outstanding                                                       --                  --
         Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized;  17,078,988 shares in 2000 and 16,699,874 shares
                    in 1999 issued                                                            171                 167
         Additional paid-in capital                                                        98,285              93,177
         Treasury Stock (101,420 shares), at cost                                           (673)               (673)
         Accumulated deficit                                                              (3,086)            (13,302)
------------------------------------------------------------------------------- ------------------ -------------------
            Total shareholders' equity                                                     94,697              79,369
------------------------------------------------------------------------------- ------------------ -------------------
            Total liabilities and shareholders' equity                                   $118,644             $99,331
------------------------------------------------------------------------------- ------------------ -------------------

See accompanying notes.


                                                  Boston Communications Group, Inc.
                                               Consolidated Statements of Operations
                                         (In thousands, except share and per share amounts)


                                                                                    Year Ended December 31,
                                                              --------------------------------------------------------
                                                                            2000              1999              1998
------------------------------------------------------------- ------------------- ----------------- ------------------
REVENUES:
     Prepaid wireless services                                           $53,221           $36,920            $18,624
     Roaming services                                                     17,650            22,249             28,235
     System sales                                                          4,699             5,012             13,622
------------------------------------------------------------- ------------------- ----------------- ------------------
                                                                          75,570            64,181             60,481

 EXPENSES:
     Cost of services revenues                                            28,453            30,514             30,708
     Cost of services revenues - one-time charge                           2,600                --                 --
     Cost of system revenues                                               2,190             3,434              8,448
     Cost of system revenues - one-time charge                                --             1,824                 --
     Engineering,  research and development                                8,018             5,986              5,439
     Sales and marketing                                                   5,162             6,075              5,182
     General and administrative                                            6,752             6,244              5,518
     Depreciation and amortization                                        17,795            12,785              9,241
     Impairment of long-lived assets                                       1,094                --                698
------------------------------------------------------------- ------------------- ----------------- ------------------
                                                                          72,064            66,862             65,234
------------------------------------------------------------- ------------------- ----------------- ------------------
Operating income (loss)                                                    3,506           (2,681)            (4,753)
Interest income, net                                                       2,049               941              1,349
------------------------------------------------------------- ------------------- ----------------- ------------------
Income (loss) before income taxes                                          5,555           (1,740)            (3,404)
Provision (benefit) for income taxes                                       1,845             (145)              (613)
------------------------------------------------------------- ------------------- -------- --------- ------------------
  Income (loss) from continuing operations                                 3,710           (1,595)            (2,791)
  Discontinued operations:
       Income from operations (net of income taxes of $735,
          $540 and $613, respectively)                                     1,491              809                991
      Gain on disposal (net of income taxes of $2,452 in 2000)             5,015                -                  -
------------------------------------------------------------- ------------------- ----------------- ------------------
Income from discontinued operations                                        6,506              809                991
------------------------------------------------------------- ------------------- ----------------- ------------------
Net income (loss)                                                        $10,216            $(786)           $(1,800)
------------------------------------------------------------- ------------------- ----------------- ------------------
Basic net income (loss) per common share:
      Continuing operations                                                $0.22           $(0.10)            $(0.17)
      Net income (loss)                                                    $0.61           $(0.05)            $(0.11)
      Weighted average common shares outstanding                          16,769            16,529             16,274

Diluted net income (loss) per share:
      Continuing operations                                                $0.21           $(0.10)            $(0.17)
      Net income (loss)                                                    $0.58           $(0.05)            $(0.11)
      Weighted average common shares outstanding                          17,575            16,529             16,274
------------------------------------------------------------- ------------------- ----------------- ------------------

See accompanying notes.


                                             Boston Communications Group, Inc.
                              Consolidated Statements of Shareholders' Equity
                                          (In thousands, except share amounts)







                                            Treasury Stock          Common Stock       Additional                  Total
                                                                                        Paid In   Accumulated   Shareholders'
                                                                                        Capital     Deficit        Equity
                                            Shares     Dollars      Shares     Dollars
------------------------------------------------------------------------------------------------------------------------------
   Balance at
    December 31, 1997                        46,420     $(372)     16,273,947    $163    $91,029    $(10,716)         $80,104

    Exercise of stock options                 --            --        143,488       1        572           --             573

    Issuance  of common stock
    undere employee stock purchase plan         --         --         18,593      --          82           --              82

    Treasury stock purchase                  55,000      (301)             --      --         --           --            (301)

    Net loss                                     --         --             --      --         --      (1,800)          (1,800)
---------------------------------------- ----------- ---------- ------------- -------- ---------- ------------ ---------------
Balance at
    December 31,1998                        101,420      (673)     16,436,028     164     91,683      (12,516)         78,658

    Exercise of stock options                    --         --        208,980       2      1,209           --           1,211

    Issuance  of common stock                    --         --         54,866       1        285           --             286
    under employee stock purchase plan

    Net loss                                     --         --             --      --         --        (786)            (786)
---------------------------------------- ----------- ---------- ------------- -------- ---------- ------------ ---------------
Balance at
    December 31,1999                        101,420      (673)     16,699,874     167     93,177      (13,302)         79,369

   Compensation expense related
   to acceleration of vesting of stock
   options in connection with sale of
   Teleservices business                         --         --            --       --        800           --             800

    Exercise of stock options                    --         --       336,983        3      3,978           --           3,981
    and related income tax
    benefit

    Issuance of common stock                     --         --        42,131        1        330           --             331
    under employee stock
    purchase plan

    Net income                                   --         --            --       --         --       10,216          10,216
---------------------------------------- ----------- ---------- ------------- -------- ---------- ------------ ---------------
Balance at                                  101,420     $(673)    17,078,988     $171    $98,285     $(3,086)         $94,697
     December 31, 2000
---------------------------------------- ----------- ---------- ------------- -------- ---------- ------------ ---------------

See accompanying notes

                                                 Boston Communications Group, Inc.
                                               Consolidated Statements of Cash Flows
                                                           (In thousands)

                                                                            Year Ended December 31,

                                                           -----------------------------------------------------------

                                                                        2000            1999                  1998
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income (loss) from continuing                                       $3,710           $(1,595)           $(2,791)
  operations
 Adjustments to reconcile  net income  (loss) to net cash
   provided by operating activities:
        Depreciation and amortization                                    17,795             12,785              9,241
        Deferred income taxes                                             1,208                395                 --
        Income tax benefit from exercise of stock                         1,745                 --                 --
        options
        Impairment of long-lived assets                                   1,094                 --                698
        One-time special charges                                          2,600              1,824                 --
        Changes in operating assets and liabilities,
         excluding effects of business dispositions:
           Accounts receivable                                            4,785                114            (5,987)
           Inventory                                                      1,112                 41            (1,975)
           Prepaid expenses and other assets                              (928)              (118)               (14)
           Accounts payable and accrued expenses                          1,945              4,598                918
           Income taxes payable                                             979                  9                 30
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities of
continuing operations                                                    36,045             18,053                120
----------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                       6,506                809                991
Net change in operating assets and liabilities of
    discontinued operations                                             (6,998)                293                382
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities
    from discontinued operations                                          (492)              1,102              1,373
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                          35,553             19,155              1,493

INVESTING ACTIVITIES
Purchase of short-term investments                                      (8,859)           (18,777)           (14,095)
Sale of short-term investments                                           13,839             16,772             17,112
Purchase of property and equipment                                     (23,954)           (14,290)            (8,815)
Net proceeds from sale of line of business                               11,786                 --                 --
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (7,188)           (16,295)            (5,798)

FINANCING
ACTIVITIES
Proceeds from exercise of stock options                                   2,236              1,211                573
Proceeds from issuance of common stock                                      331                286                 82
Purchase of treasury stock                                                   --                --               (301)
Repayment of capital lease obligations                                   (1,578)            (1,735)            (1,127)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         989               (238)              (773)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         29,354              2,622             (5,078)
Cash and cash equivalents at beginning of year                           21,145             18,523             23,601
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $50,499            $21,145           $ 18,523
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash transactions:
----------------------------------------------------------------------------------------------------------------------
Capital lease obligations                                                    --             $3,641                 --
----------------------------------------------------------------------------------------------------------------------

See accompanying notes.


                            Boston Communications Group, Inc.
                           Notes to Consolidated Financial Statements



1. BASIS OF PRESENTATION

The Company

Boston Communications Group, Inc. (the "Company") provides universal, real-time transaction processing, billing and payment services and other enhanced voice and data services to wireless carriers through its Intelligent Voice Services Network (IVSN), one of the largest and most advanced automated voice resource networks in North America, and its proprietary, highly scalable transaction processing platform. The Company also provides roaming services to wireless carriers and assembles and sells prepaid and voice systems equipment.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company earns prepaid wireless services revenues by processing prepaid wireless minutes and earns roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. These revenues are recognized when the service is provided and is recorded net of estimated billing adjustments. The Company recognizes revenue from the sale of systems at the time the systems are shipped. Installation revenue is deferred until the entire installation is complete.

In the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements and its adoption did not have a significant impact on the Company's financial statements.

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

Investments   that  mature  between  three  and  twelve  months  are  considered short-term investments. The Company's short-term investments are invested in corporate notes maturing in less than twelve months.

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

Legal Costs

The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable: otherwise, such costs are expensed as incurred.

Concentrations of Credit Risk

The Company's prepaid wireless services allows wireless carriers throughout the United States to access the Company's ISVN and transaction processing platform, enabling such carriers to offer prepaid wireless calling to their subscribers. Accounts are not activated until payment is received by the carrier. The Company's roaming customers are individuals who place wireless calls from service areas, which are not covered by traditional roaming agreements. These calls are forwarded by wireless carriers to the Company for processing. Each transaction is small in size and the Company minimizes credit risk by validating appropriate billing information. The Company sells its voice and prepaid systems in North and South America. The Company generally does not require collateral from its customers.

The Company has roaming and prepaid wireless service agreements with, and sells its systems to numerous carriers. The Company's accounts receivable as of December 31, 2000 includes three customers whose balances are 26%, 13% and 6% of total accounts receivable. During the years ended December 31, 2000, 1999, and 1998, the Company's top 10 customers accounted for 93%, 86% and 82% of the Company's total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues only, as a percentage of total revenues, to major customers:


                                                          December 31,
                                                  2000        1999       1998
--------------------------------------------------------------------------------
Cingular Wireless (P,R,S)                            30%        25%      30%
Verizon Wireless (P,R)                               28         30       27
AT&T (P,R)                                           13         13        9
------------------------------------------------- --------- ---------- ---------

Revenue  from these customers was generated from the following  businesses:
        P - Prepaid wireless services
        R - Roaming services
        S - Systems

Inventory

Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows (in thousands):

                                              December 31,
                                        --------------------------
                                         2000                1999
  ----------------------------------------------------------------
  Raw materials                         $490               $1,356
  Work in process                        405                  651
  ------------------------------------- ------------ -------------
                                       $895                $2,007
  ------------------------------------- ------------ -------------

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Systems in development represent the cost of purchased hardware and software to be used in switching equipment not yet placed into service and will be depreciated between 3 and 5 years.

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

Goodwill

Goodwill represents the excess of cost of acquired businesses over the fair market value of all net assets acquired. Goodwill is being amortized on a straight-line basis over an eight-year period. Accumulated amortization totaled approximately $2.6 million and $2.0 million as of December 31, 2000 and 1999, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Financial Accounting Standards Board Statement (SFAS) No. 123, "Accounting for Stock-Based Compensation," as the latter alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation is applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. There wee no awards granted by the Company which resulted in an adjustment as a result of this Interpretation in 2000.

Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established standards for the recognition, measurement, and reporting of derivatives and hedging activities. The Company anticipates that the adoption of this accounting standard in 2001 will not have a material impact on the Company's consolidated financial statements.

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share represents net income (loss) divided by weighted average shares outstanding.

Reclassifications

Certain amounts in the accompanying 1999 and 1998 consolidated financial statements have been reclassified to permit comparison with the current year.


3.  SPECIAL CHARGES

In the fourth quarter of 2000, the Company recorded an impairment loss of $1.1 million for the write-down of equipment that could no longer be used in its Prepaid Wireless Services business to its fair market value, as these assets were not expected to generate any additional cash flows. In addition, in the fourth quarter of 2000, the Company recorded a one-time charge of $2.6 million to accrue for legal expenses estimated by the Company's outside counsel to be incurred in the defense of a patent infringement suit brought by Freedom Wireless. The Company believes that the claims made by Freedom Wireless are without merit and will vigorously defend the action. As of December 31, 2000, there was $2.5 million remaining in the accrual.

In September 1999, the Company recorded a one-time charge of $1.8 million as a result of the reorganization of the Systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs. In 1998, the Company recorded an impairment loss of $698,000 for the write-down of equipment that could no longer be used in its Prepaid Wireless Services business to its fair market value, as these assets were not expected to generate any additional cash flows.


4.        DISCONTINUED OPERATIONS

On November 7, 2000, the Company sold the net assets of its Teleservices business for approximately $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $20 million through 2005, based upon the achievement of predetermined revenue targets. There can be no assurances that the Company will be successful in meeting the predetermined revenue targets or earning any of the potential cash payments available. Pursuant to APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," the Consolidated Financial Statements have been reclassified to reflect the sale of the Teleservices business. Accordingly, the operating results of the Teleservices business have been segregated as discontinued operations in the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Operating results from discontinued operations are as follows:

                                                                         For the years ended December 31,
---------------------------------------------------------------------- --------------------------------------
                                                                           2000         1999         1998
---------------------------------------------------------------------- ------------- ------------ -----------
Net revenues                                                                $24,432      $40,870     $26,001
---------------------------------------------------------------------- ------------- ------------ -----------
Operating income (net of income tax of $735, $540 and
$613, respectively)                                                          $1,491         $809        $991
Gain on disposal (net of income tax  of $2,452 in 2000)                       5,015            -           -
Income from discontinued operations                                         $ 6,506         $809        $991
---------------------------------------------------------------------- ------------- ------------ -----------
Basic net income (loss) from discontinued operations per common share          0.06         0.05        0.39
-------------------------------------------------------------------------------------------------------------
Diluted net income (loss) from discontinued operations per common share        0.06         0.05        0.37
-------------------------------------------------------------------------------------------------------------

5.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts) for the years ended December 31:

                                                                            2000         1999         1998
                                                                            ----         ----         ----
------------------------------------------------------------------------ ------------ ------------ ------------
     Numerator for basic and diluted earnings per share:
       Income (loss) from continuing operations                               $3,710     $(1,595)     $(2,791)
------------------------------------------------------------------------ ------------ ------------ ------------
     Income from discontinued operations                                       6,506          809          991
------------------------------------------------------------------------ ------------ ------------ ------------
     Net income (loss)                                                       $10,216       $(786)     $(1,800)
------------------------------------------------------------------------ ------------ ------------ ------------
Denominator:
     Denominator for basic earnings per share                                 16,769       16,529       16,274
     Effect of dilutive employee stock options                                   806            -            -
------------------------------------------------------------------------  ------------ ------------ ------------
     Denominator for diluted earnings per share                               17,575       16,529       16,274
------------------------------------------------------------------------  ------------ ------------ ------------
Basic net income (loss) per common share:
     Income (loss) from continuing operations                                  $0.22      $(0.10)      $(0.17)
     Income from discontinued operations                                       $0.39        $0.05        $0.06
------------------------------------------------------------------------ ------------ ------------ ------------
     Net income (loss)                                                         $0.61      $(0.05)      $(0.11)
------------------------------------------------------------------------ ------------ ------------ ------------
Diluted net income (loss) per common share:
     Income (loss) from continuing operations                                  $0.21      $(0.10)      $(0.17)
     Income from discontinued operations                                       $0.37        $0.05        $0.06
------------------------------------------------------------------------ ------------ ------------ ------------
     Net income (loss)                                                         $0.58      $(0.05)      $(0.11)
------------------------------------------------------------------------ ------------ ------------ ------------

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               December 31,
                                         -------------------------
  (In thousands)
                                              2000            1999
------------------------------------------------------------------
Billing adjustments                         $1,112         $1,171
Cellular airtime                             1,752          1,898
Payroll                                      2,892          2,333
Telecommunication Costs                      1,104          1,122
Call center management fees                     --          1,830
Equipment costs                              2,201            136
Legal fees                                   2,486             20
Other                                        4,619          4,868
---------------------------------------- ------------ ------------
                                           $16,166        $13,378
---------------------------------------- ------------ ------------


7. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the President and Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different niches in the wireless industry.

The Company's reportable operating segments consist of Prepaid Wireless Services, Roaming Services and Systems. The Company's Prepaid Wireless Services offerings allow wireless carriers to access the Company's ISVN and transaction processing platform, enabling such carriers to offer prepaid wireless calling to their subscribers. The Roaming Services segment provides wireless carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Systems segment assembles and markets voice processing platforms to wireless and wireline carriers throughout North and South America with enhanced features including prepaid wireless, voice messaging and toll limitation services. The Systems segment also sells prepaid systems to international carriers and assembles the voice nodes used to support the Company's ISVN. The other segment assets include cash equivalents and short-term investments and other assets not allocated to the reportable operating segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that the financial results for the Company's operating segments have been prepared using a management approach. This is consistent with the basis and manner in which the Company's management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment gross margin. Revenues are generated from external customers, except for inter-segment revenues generated from V-nodes assembled for Prepaid Wireless Services by the Systems business, which are eliminated in consolidation. Revenues are attributed to geographic areas based on the location of the customers to whom the services were provided or the location where the systems were shipped. Capital expenditures include equipment purchased directly from vendors or acquired through a capital lease. The summary of operating segment information is as follows at December 31 (in thousands):

                                     Prepaid
                                 Wireless   Roaming                         Elimination
                                 Services   Services    Systems    Other                    Total
-------------------------------- ---------- ---------- ---------- --------- ------------- ----------
2000
Revenues                           $53,221    $17,650    $18,449     $  --     $(13,750)    $75,570
Depreciation and amortization       14,934        597      2,264        --                   17,795
Gross margin                        36,561      3,257      7,856        --       (5,347)     42,327
Assets                              42,259      2,858      5,980    67,547                  118,644
Capital expenditures                22,573         51        996       334                   23,954
-------------------------------- ---------- ---------- ---------- --------- ------------- ----------
1999
-------------------------------- ---------- ---------- ---------- --------- ------------- ----------
Revenues                           $36,920    $22,249    $10,327     $  --      $(5,315)    $64,181
Depreciation and amortization       10,247        945      1,593        --                   12,785
Gross margin                        24,638      4,017      1,821        --       (2,067)     28,409
Assets                              37,620      4,083      8,566    49,062                   99,331
Capital expenditures                14,231        233      1,624     1,843                   17,931
-------------------------------- ---------- ---------- ---------- --------- ------------- ----------
1998
-------------------------------- ---------- ---------- ---------- --------- ------------- ----------
Revenues                           $18,624    $28,235    $17,038     $  --      $(3,416)    $60,481
Depreciation and amortization        6,782        808      1,182       469                    9,241
Gross margin                         9,787      6,364      6,502        --       (1,328)     21,325
Assets                              31,501      5,518     12,855    41,886                   91,760
Capital expenditures                 6,603        199      1,184       829                    8,815
-------------------------------- ---------- ---------- ---------- --------- ------------- ----------

Information concerning principal geographic areas is as follows (in thousands):

                                    Year ended December 31,
                                    2000          1999          1998
--------------------------- ------------- ------------- -------------
Net revenues:
     United States               $67,681       $56,405       $53,535
     Other                         7,889         7,776         6,946
--------------------------- ------------- ------------- -------------
  Total                          $75,570       $64,181       $60,481
--------------------------- ------------- ------------- -------------


8.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    December 31,
                                                         -----------------------
(In thousands)                                                2000          1999
--------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                         $418        $3,503
    Allowance for doubtful accounts and billing
    adjustments                                              1,038          719
    Inventory valuation adjustments                            331          815
    Minimum tax credit carryforwards                           444          101
    Research tax credits                                       421           --
    Accrued expenses and other                               1,435          692
--------------------------------------------------------------------------------
                                                             4,087         5,830
    Valuation allowance                                         --       (1,063)
--------------------------------------------------------------------------------
Total deferred tax assets                                    4,087         4,767
Deferred tax liabilitities:
    Tax over book depreciation and amortization            (4,126)       (3,598)
    expense
-------------------------------------------------------- ---------- ------------
Total deferred tax liabilities                             (4,126)       (3,598)
-------------------------------------------------------- ---------- ------------
Net deferred tax assets (liabilities)                      $  (39)        $1,169
-------------------------------------------------------- ---------- ------------

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

                                                  Year Ended December 31,
                                                -------------------------------
(In thousands)
                                                2000       1999          1998
------------------------------------------------------------------------------
Current:
  Federal                                          $ 541     $(459)    $(521)
  State                                               96       (81)      (92)
------------------------------------------------------------------------------
                                                     637      (540)     (613)
Deferred:
  Federal                                          1,027        336        --
  State                                              181         59        --
------------------------------------------------------------------------------
                                                   1,208        395        --
------------------------------------------------------------------------------
Income tax provision (benefit)                    $1,845    $ (145)    $(613)
------------------------------------------------------------------------------

At December 31, 2000, the Company had approximately $5.2 million of net operating loss carryforwards for state income tax return purposes available for use in future years, which expire beginning in 2003, and federal minimum tax credits of $444,000, which may be carried forward indefinitely. In 2000, the Company reversed the $1.1 million valuation allowance ($547,000 in continuing operations and $516,000 included in discontinued operations) due to utilization of the net operating losses in the current year.

A reconciliation of the income tax provision (benefit) at the statutory rate to the income tax provision from continuing operations as reported is as follows:

                                                    Year Ended December 31,
                                                   --------------------------------
                                                     2000       1999       1998
-------------------------------------------------- ---------- ---------- ----------
Federal provision (benefit) at statutory rate        $1,889    $(592)   $(1,157)
State income provision (benefit) net of federal taxes   233      (71)      (139)
Permanent differences                                   335       334        288
Research tax credits                                   (114)       --       --
Other                                                    49      (26)       --
Change in valuation allowance                          (547)      210        395
-------------------------------------------------- ---------- ---------- ----------
                                                      $1,845   $(145)     $(613)
-------------------------------------------------- ---------- ---------- ----------

Income taxes paid were $384,000 in 2000, $41,000 in 1999 and $61,000 in 1998.


9. CAPITAL STOCK

Preferred Stock

The Board of Directors are authorized, subject to certain limitations prescribed by law, without further shareholder approval, to issue from time to time up to an aggregate of 2,000,000 shares of Preferred Stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company. Currently, there are no shares of Preferred Stock issued and outstanding. The Company has no present plans to issue any shares of Preferred Stock.

Stock Option Plans

The Company's 1996, 1998 and 2000 Stock Option Plans (the "Plans") were adopted by the Board of Directors and approved by the stockholders of the Company in 1996, 1998 and 2000, respectively. The Plans provide for the grant of stock options to employees, officers, directors and consultants and advisors to the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("Incentive Stock Options"), or options not intended to qualify as incentive stock options ("Non-Statutory Options"). Incentive stock options may only be granted to employees of the Company. A total of 1,264,792, 600,000 and 500,000 shares of Common Stock may be issued upon the exercise of options granted under the 1996, 1998 and 2000 Stock Option Plans, respectively. The maximum number of shares with respect to which options may be granted to any employee under the 1996, 1998 and 2000 Stock Option Plans shall not exceed 200,000, 60,000 and 100,000 shares of Common Stock, respectively, during any calendar year. All options granted have 10-year terms and generally vest and become exercisable over one to five years.

In 1998, the Company granted 400,000 Non-Statutory Options to purchase shares of common stock at an exercise price of $7.06. In 1999, the Company granted 25,000, and 10,000 Non-Statutory Options to purchase shares of common stock at $13.13 and $8.44 respectively. In 2000, the Company granted 150,000, 2,450 and 15,625, Non-Statutory Options to purchase shares of common stock at $7.31, $6.00 and $6.88, respectively. The exercise prices of all options were equal to the fair market value as determined by the closing price of the stock as reported on the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rates of 6.3%, 5.5%, and 5.4%, respectively, no dividend yield, the volatility factor of the expected market price of the Company's common stock of 0.9, 0.5 and 0.5 and a weighted-average expected life of the option of 3 to 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                                                    December 31,
                                               -------------------------------------------
                                                   2000          1999           1998
------------------------------------------------------------------------------------------
Pro forma net income (loss)                          $6,740       $(2,569)      $ (4,034)
Pro forma basic net income (loss) per share           $0.40        $(0.16)        $(0.25)
Pro forma diluted net income (loss) per share         $0.38       $ (0.16)       $ (0.25)
------------------------------------------------------------------------------------------

Stock option information is as follows:

                                           2000                     1999                     1998
--------------------------------- ----------- ----------- ------------- ----------- ------------ -----------
                                              Weighted                  Weighted                 Weighted
                                              Average                   Average                  Average
                                              Exercise                  Exercise                 Exercise
                                     Options  Price       Options       Price      Options       Price
--------------------------------- ----------- ----------- ------------- ----------- ------------ -----------
Outstanding - beginning of year    2,104,546       $7.27     1,935,976      $ 6.90    1,417,654      $ 6.74
Granted                              900,275        9.86       684,000        7.98      966,500        7.33
Exercised                           (336,983)       6.69      (208,580)       5.80     (143,888)       4.00
Canceled                            (226,275)       7.18      (306,850)       7.48     (304,290)       9.00
--------------------------------- ----------- ----------- ------------- ----------- ------------ -----------
Outstanding - end of year          2,441,563       $8.31     2,104,546       $7.27    1,935,976      $ 6.90
--------------------------------- ----------- ----------- ------------- ----------- ------------ -----------

The following table summarizes the options outstanding and exercisable as of December 31, 2000:

    Options         Options          Exercise
  Exercisable     Outstanding         Price
---------------- --------------- -----------------
        189,660         371,432    $3.69 - 4.88
        416,374         856,674     5.00 - 7.06
         82,335         577,815     7.31 - 8.63
         24,825          72,225     8.66 - 9.81
        175,817         543,367    12.75 - 17.50
         11,200          20,050    20.38 - 27.13
---------------- --------------- -----------------
        900,211       2,441,563       $8.31
---------------- --------------- -----------------

There were 148,599 options available for grant at December 31, 2000. There were 779,812 and 628,437 options exercisable at weighted-average exercise prices of $7.27 and $6.91 at December 31, 1999 and 1998, respectively. The weighted-average fair value of options granted during 2000 and 1999 was $6.55 and $3.98, respectively. The weighted-average contractual life of options outstanding at December 31, 2000 and 1999 was 7.8 and 8.0 years, respectively.

Employee Stock Purchase Plan

The Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in April 1996. The Purchase Plan authorizes the issuance of up to a total of 225,000 shares of Common Stock to participating employees. As of December 31, 2000, there were 99,842 shares available for grant under the Purchase Plan. In May 1999, the Purchase Plan was amended by the Board of Directors to shorten the initial eligibility period and increase the discount to the employees.

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


10.  LEASES

The Company entered into capital leases totaling $3.6 million in 1999. The accumulated amortization of the assets under capital leases was $3.4 million and $2.2 million at December 31, 2000 and 1999, respectively. The Company also has non-cancelable operating lease commitments for office space and equipment, many of which are renewable at the Company's option. Rent and equipment expense approximated $1.6 million in 2000, $1.7 million in 1999 and $2.2 million in 1998. Future minimum payments under non-cancelable capital leases and operating leases are as follows (in thousands):

                                                 Capital      Operating
Year ending December 31,                          Leases        Leases
---------------------------------------------- ------------- -------------
2001                                                 $1,304        $2,322
2002                                                    761         2,350
2003                                                     --         1,180
2004                                                     --           949
2005                                                     --           827
-----------------------------------------------------------
2006 and beyond                                          --           136
-------------------------------------------------------------------------
Total minimum lease payments                         $2,065        $7,764
                                                           --------------
Amounts representing interest                           139
-----------------------------------------------------------
Present value of net minimum payments                 1,926
Less: current portion                                 1,186
 ----------------------------------------------------------
                                                       $740
---------------------------------------------- -------------

                        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




                     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Shareholders
Boston Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP



Boston, Massachusetts
February 2, 2001

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The sections entitled "Election of Directors" and "Reports Under Section 16(a) of the Exchange Act" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on June 13, 2001 set forth certain information with respect to the directors of the Company and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are, or may be deemed to be, executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.


Item 11.  EXECUTIVE COMPENSATION

     The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers" and "Report of the Compensation Committee" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on June 13, 2001 set forth certain information with respect to the compensation of management of the Company and are incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on June 13, 2001 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "Executive Compensation," "Employment Agreements with Named Executive Officers" and "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on June 13, 2001 set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and are incorporated herein by reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1)   Financial Statements

The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8:

Consolidated Balance Sheets at December 31, 2000 and 1999....................21
Consolidated Statements of Operations -
 Years ended December 31, 2000, 1999 and 1998................................22
Consolidated Statements of Shareholders' Equity -
 Years ended December 31, 2000, 1999 and 1998................................23
Consolidated Statements of Cash Flows -
 Years ended December 31, 2000, 1999  and 1998...............................24
Notes to Consolidated Financial Statements...................................25

   (2)    Financial Statement Schedules

     Index to Consolidated Financial Statement Schedules

For the years ended December 31, 2000, 1999 and 1998:
     Schedule II - Valuation and Qualifying Accounts

All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

    (3) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     On November 21, 2000, a form 8-K was filed for the closing of the sale of the Teleservices business to TeleTech Customer Care Management, Inc.

                                                         SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.


                                            BOSTON COMMUNICATIONS GROUP, INC.
                                                                             -


                                            By: _/s/  E.Y. Snowden
                                            ------------------------------------
                                                     E. Y. Snowden
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                     Date

/s/  E.Y. Snowden                       President, Chief          March 30, 2001
-----------------                       Executive Officer
     E.Y. Snowden                       and Director



/s/  Karen A. Walker                    Vice President,           March 30, 2001
-----------------------------------------------------
     Karen A. Walker                    Finance and
                                        Administration,
                                        Director (Principal
                                        Financial and
                                        Accounting Officer)


/s/  Paul J. Tobin                      Chairman of the           March 30, 2001
------------------                      Board of Directors
     Paul J. Tobin


/s/  Brian E. Boyle                     Vice Chairman of the      March 30, 2001
-------------------                     Board of Directors
     Brian E. Boyle

    Signature                           Title                     Date


/s/  Frederick E. von Mering            Director                  March 30, 2001
----------------------------
     Frederick E. von Mering


/s/  Jerrold D. Adams                   Director                  March 30, 2001
---------------------
     Jerrold D. Adams


/s/  Paul R. Gudonis                    Director                  March 30, 2001
--------------------
     Paul R. Gudonis


/s/  Gerald Segel                       Director                  March 30, 2001
-----------------
     Gerald Segel


/s/  Rajendra Singh                     Director                  March 30, 2001
-------------------
     Rajendra Singh

                                            EXHIBIT INDEX

Exhibit
   No.                              Description

3.1           Restated Articles of Organization of the Company, as amended. 1

3.3           Amended and Restated By-Laws of the Company. 1

10.1          +1996 Stock Option Plan. 1

10.2          +1996 Employee Stock Purchase Plan. 1

10.3          +Amendment Number 1, dated August 30, 1996, to 1996
              Employee Stock Purchase Plan 2

10.4 Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc. 1

10.5 Commercial Lease dated February 26, 1996 between the Company and Cummings Property Management, Inc. (Amendment No. 1). 2

10.6 Amendment No. 2, dated August 8, 1996, to the commercial lease between the Company and Cummings Property Management, Inc. 2

10.7 Amendment No. 3, dated February 5, 1997, to the commercial lease between the Company and Cummings Property Management, Inc. 2

10.8 Software License and Services Agreement dated October 30, 1996 between the Company and Oracle Corporation. 2

10.9 Software License and Services Agreement dated September 24, 1996 between the Company and Oracle Corporation. 2

10.10 Commercial Lease dated April 1, 1997 between the Company and Cummings Properties Management, Inc 3

10.11 Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden. 4

10.12         +1998 Stock Incentive Plan

10.13^ Agreement between the Company and AG Communication Systems dated Nov. 16, 1998 5

10.14 Amendment No. 4, dated December 4, 1998, to the commercial lease between the Company and Cummings Property Management, Inc. 5

10.15 Master Equipment Lease between Boston Communications Group and leet Capital Corp. dated May 17, 1999. 6

10.16^ Letter of Agreement between Centigram Communications Corporation and Boston Communications Group dated August 12, 1999. 7

10.17^ Amendment #1 to the Agreement between A.G. Communications Systems Corporation and Boston Communications Group dated August 26,1999.7

10.18 Lease between Cummings Properties and Boston Communications Group dated June 3, 1999. 7

10.19 Amendment No. 3 to the Boston Communications Group, Inc. 1996 Employee Stock Purchase Plan dated August 12, 1999.

10.20^ Distribution agreement between Centigram Communications Corporation and Boston Communications Group, Inc. dated January 17, 2000. 8

10.21         Boston Communications Group, Inc. 2000 Stock Option Plan

10.22         Cummings Lease Amendment dated July 20, 2000.9

10.23         Master Services Agreement with Exodus Communications Inc.
              dated December 4, 2000.

21            Subsidiaries of the Registrant.

23            Consent of Independent Auditors.



1 Incorporated by reference to the Company's Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128)
2 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
3 Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
4 Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998.
5 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
6 Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.
7 Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.
8 Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.
9 Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000.
+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this Report.
^ Confidential treatment granted as to certain positions, which positions have been deleted and filed separately with the Securities and Exchange Commission



                            SCHEDULE II

        BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS

                           (In thousands)


              COL. A                      COL. B                   COL. C                COL. D           COL. E
------------------------------------   ------------    -----------------------------   -----------    -------------
                                                                       ADDITIONS
                                                       -----------------------------

                                                                        CHARGED TO
                                          BALANCE AT     CHARGED TO       OTHER
                                         BEGINNING OF    COSTS AND       ACCOUNTS      DEDUCTIONS        BALANCE AT
DESCRIPTION                                 PERIOD       EXPENSES       DESCRIBE (1)   DESCRIBE (2)    END OF PERIOD
                                        -----------    --------------  -------------   -----------    --------------
Year ended December 31, 2000:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts            $2,025         $ --           $1,994        $1,987           $2,032


Year ended December 31, 1999:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts            $1,508         $ --          $1,688         $1,171            $2,025


Year ended December 31, 1998:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for billing adjustments
    and uncollectible accounts            $1,304         $ --          $1,557         $1,353             $1,508




(1) Billing adjustments recorded as a reduction of revenue.
(2) Settlement of billing adjustments.

