Form 10-K/A
period 2000-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2001-04-30
CIK 1012887

-1-

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                          Amendment No. 1 to Form 10-K

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

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to add the information required to be set forth in Part III.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Nominees for Class II Directors

Jerrold D. Adams, 61, has served as a Director of the Company since April 1996. From July 1999 to March 2000, Mr. Adams was Acting General Manager of the Company's Systems Division. From March 1997 to March 1999, Mr. Adams was President and Chief Executive Officer of AirNet Communications Corp., which designs, develops and manufactures wireless infrastructure for the U.S. and international PCS markets. Previously, Mr. Adams was President and Chief Operating Officer of Iridium, Inc., an international consortium developing a worldwide communications system for portable hand-held telephones, from 1991 until March 1997. Prior to that, Mr. Adams served as Director of PCN Operations in Europe for Motorola from 1990 to 1991, Senior Vice President of McCaw Cellular, a national non-wireline cellular company, from 1988 to 1990 and General Manager of Metro One, a New York non-wireline cellular carrier, from 1986 to 1988. Mr. Adams received his B.A. from Coe College and attended the Wharton School of Business and the University of Illinois. Mr. Adams currently serves as Chairman of the Board of Trustees for Coe College. Mr. Adams is a nominee for re-election to the Board of Directors as a Class II Director.

Paul R. Gudonis, 47, has served as a Director of the Company since April 1996. Mr. Gudonis is Chairman and Chief Executive Officer of Genuity Inc., which provides business Internet services. Mr. Gudonis assumed this position in June, 2000 when Genuity Inc. (formerly, GTE Internetworking) became an independent public company. He had been President of GTE Internetworking since July 1997, when GTE acquired BBN Corporation, the parent company of BBN Planet, of which he had been President since November 1994. Mr. Gudonis previously served from 1991 to November 1994 as General Manager of the Communications Industry Group International division of EDS Corporation, and as Senior Vice President and General Manager of APPEX Corp. from January 1989 until it was acquired by EDS Corporation in October 1990. Mr. Gudonis received his B.S. from Northwestern
University and his M.B.A. from Harvard Graduate School of Business Administration. Mr. Gudonis is a nominee for re-election to the Board of Directors as a Class II Director.

Frederick E. von Mering, 48, has served as a Director of the Company since 1989 and as its Vice President, Corporate Development since April 1999. From 1989 until March 1999, Mr. von Mering served as the Company's Chief Financial Officer. Prior to joining the Company, Mr. von Mering served as Regional Vice President and General Manager for the paging division of Metromedia, Inc., a communications company, from 1980 to 1986. From 1975 to 1979, Mr. von Mering was employed at Coopers & Lybrand LLP. Mr. von Mering earned his B.A. in accounting from Boston College and his M.B.A. from Babson College. Mr. von Mering is a nominee for re-election to the Board of Directors as a Class II Director.

Class I Directors

Gerald Segel, 80, has served as a Director of the Company since October 1996. Mr. Segel was Chairman of Tucker Anthony Incorporated from January 1987 until his retirement in May 1990. From 1983 to January 1987, he served as President of Tucker Anthony Incorporated. Mr. Segel is also a director of Hologic, Inc. Mr. Segel received his B.A. from Harvard University.

Rajendra Singh, 46, has served as a Director of the Company since May 2000. Mr. Singh has served as Chairman and Chief Executive Officer of Telcom Ventures, L.L.C, a private investment firm focused on the wireless communications and information technology industries, since January 1994. Dr. Singh is also on the Board of Directors of LCC International, Inc., where he previously served as President from 1983 until September 1994, and as Chief Executive Officer from January 1994 until January 1995. Dr. Singh also serves on the Board of Teligent, Inc., Aether Systems, Inc. and XM Satellite Radio Holdings, Inc. Dr. Singh received his Doctorate degree in Electrical Engineering from Southern Methodist University.

Class III Directors

Paul J. Tobin, 58, has served as Chairman of the Board of Directors since February 1996 and served as the Company's President and Chief Executive Officer from 1990 until February 1996, and from April 1997 to February 1998. Prior to joining the Company, Mr. Tobin served as President of Cellular One Boston/Worcester from July 1984 to January 1990 and as a Regional Marketing Manager for Satellite Business Systems, a joint venture of IBM, Comsat Corp. and Aetna Life & Casualty from April 1980 to June 1984. Mr. Tobin received his B.S. in economics from Stonehill College and his M.B.A. in marketing and finance from Northeastern University. Mr. Tobin also serves as a member of the Board of Trustees at Stonehill College.

Edward H. ("E.Y.") Snowden, 46, has served as a Director of the Company and served as its President and Chief Executive Officer since February 1998. Prior to joining the Company, Mr. Snowden served as President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum, a telecommunications company, from February 1994 to December 1997. From June 1990 until February 1994, Mr. Snowden was an Area Vice President at Pacific Bell, Inc., a telecommunications company. Mr. Snowden was the Chief Executive Officer at Universal Optical Company, Inc. from March 1986 to March 1988. Mr. Snowden received his B.S. from Stanford University and his M.B.A. from Harvard Graduate School of Business Administration.

Brian E. Boyle, 53, has served as a Director of the Company since February 1996, as Vice Chairman of the Company since February 1996 and served as Chairman, New Wireless Services of the Company from January 1994 to February 1996. From July 1990 to September 1993, Mr. Boyle served as Chairman and Chief Executive Officer of Credit Technologies, Inc., a supplier of customer application software for the cellular telephone industry. Prior to 1990, Mr. Boyle founded and operated a number of ventures servicing the telecommunications industry, including APPEX Corp. (now EDS Personal Communications Division of EDS Corporation, a global telecommunications service company) and Leasecomm Corp., a micro-ticket leasing company. Mr. Boyle earned his B.A. in mathematics from Amherst College and his B.S., M.S. and Ph.D. in electrical engineering and operations research from M.I.T. Mr. Boyle is also a Director of MicroFinancial Incorporated, as well as of several private companies. For the past three years, he has been focused on investing in early stage technology companies, including GoldK, Inc., as well as serving as a director of several public companies, including Saville Systems and MicroFinancial, Inc.

Reports Under Section 16(a) of the Exchange Act

          Based solely on its review of copies of reports filed by persons ("Reporting Persons") required to file such reports pursuant to Section 16(a) of the Exchange Act, the Company believes that all filings required to be made by Reporting Persons of the Company were timely made in accordance with the requirements of the Exchange Act.

Item 11.  EXECUTIVE COMPENSATION


         The following table sets forth certain compensation information, for the fiscal years indicated, of the Company's Chief Executive Officer during the year ended December 31, 2000 and the four other most highly compensated executive officers in 2000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation               Long Term
                                                                                         Compensation
                                                        ----------------------- --------------------------------
                                                                                  --------------- ----------------
                                                Fiscal       Salary      Bonus      Securities       Other (2)
                                                                                    Underlying
Name and Principal Occupation                   Year           ($)      ($) (1)      Options
----------------------------------------------- ----------- ---------- ---------- --------------- ----------------
Paul J. Tobin (3)                              2000           161,326     ---             40,000       ---
----------------------------------------------
Chairman of the Board of Directors             1999           162,604     ---             20,000       ---
----------------------------------------------
                                               1998           160,000     ---             10,000       ---
----------------------------------------------

----------------------------------------------
Edward H. Snowden (4)                          2000           275,000    149,500          10,000       ---
----------------------------------------------
President, Chief Executive Officer,            1999           262,788     11,750          10,000       ---
----------------------------------------------
Director                                       1998           215,385     50,000         400,000         140,770
----------------------------------------------

----------------------------------------------

----------------------------------------------
Frederick E. von Mering                        2000           156,013     74,750          20,000       ---
----------------------------------------------
Vice President, Corporate Development          1999           152,476      6,750          10,000       ---
----------------------------------------------
Director                                       1998           150,000     22,188                       ---
                                                                                  ---
----------------------------------------------

----------------------------------------------
William D. Wessman                             2000           174,207     74,750          62,500       ---
----------------------------------------------
Executive Vice President, Chief Technology
Officer
----------------------------------------------

----------------------------------------------
Karen A. Walker                                2000           157,355     74,750          30,000       ---
----------------------------------------------
Vice President, Chief Financial Officer
----------------------------------------------

----------------------------------------------

----------------------------------------------

(1)      Bonuses are reflected in the year for which they were earned.

(2) In accordance with the rules of the Securities and Exchange Commission, except as otherwise indicated, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constitute less than the lesser of $50,000 or ten percent of the total salary and bonus reported for the executive officer during the years ended December 31, 1998, 1999 and 2000.

(3) In February 1999, Mr. Tobin surrendered his options to purchase 10,000 shares of the Company's Common Stock that were granted in 1998.

(4) Mr. Snowden was elected President and Chief Executive Officer of the Company effective February 10, 1998. Mr. Snowden received $140,770 as relocation payments in 1998.

Option Grants

         The following table sets forth certain information concerning option grants during the fiscal year ended December 31, 2000 to the Named Executive Officers and the number and value of the unexercised options held by such persons on December 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR
INDIVIDUAL GRANTS

            Name                    Number of       % of Total    Exercise    Expiration   Potential Realizable Value
                                                       Options
                                      Securities      Granted to
                                      Underlying      Employees       Price                  at Assumed Annual Rates of
                                   Options Granted    in Fiscal      $/share                  Stock Price Appreciation
                                         (1)             Year          (2)         Date          for Option Term (3)
----------------------------------                                                           ----------------------------
                                                                                             ------------- --------------
                                                                                                   5% ($)        10% (4)
---------------------------------- ----------------- ------------- ------------ ------------ ------------- --------------

----------------------------------
Paul J. Tobin                      20,000            2.3%          $6.00        4/18/10           $75,467       $191,249
                                   20,000            2.3%          $13.00       8/25/10          $163,512       $414,373
----------------------------------
Edward H. Snowden                  10,000            1.2%          $6.00        4/18/10           $37,733        $95,624

----------------------------------
Frederick E. von Mering            10,000            1.2%          $6.00        4/18/10           $37,733        $95,624
                                   10,000            1.2%          $13.00       8/25/10           $81,756       $207,186
----------------------------------
William D. Wessman                 50,000            5.8%          $7.3125      2/1/10           $229,939       $582,711
                                   10,000            1.2%          $6.00        4/18/10           $37,733        $95,624
                                   2,500             0.3%          $13.00       8/25/10           $20,439        $51,796
----------------------------------
Karen A. Walker                    10,000            1.2%          $6.00        4/18/10           $37,733        $95,624
                                   20,000            2.3%          $13.00       8/25/10          $163,512       $414,373
----------------------------------
-------------------------

(1) All options granted on 4/18/2000 vested on 2/28/2001. All options granted on 8/25/2000 vest in three equal annual installments over a three year period commencing on the first anniversary of the date of grant. Mr. Wessman's 2/1/00 option vests in three equal annual installments over a three year period commencing on the first anniversary of the date of grant.

(2) The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock prices. This table does not take into account any appreciation or depreciation in the price of the Common Stock to date. Actual gain, if any, on stock option exercises will depend on future performance of the Common Stock and the date on which the options are exercised. Values shown are net of the option exercise price, but do not include deductions for tax or other expenses associated with the exercise.

(4)      No restricted stock or stock appreciation rights were granted in 2000.

Option Exercises and Holdings

          The following table sets forth certain information concerning each exercise of a stock option during the year ended December 31, 2000 by each of the Named Executive Officers, and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                     Number of Securities Underlying         Value of Unexercised
                                                                                        In-the-Money Options at Fiscal
                                                        Options at Fiscal Year End              Year End ($)(1)
                                                     --------------------------------- ----------------------------------
Name                           Shares         Value
                               Acquired
                               on
                                Exercise    Realized
------------------------------                          ------------------------------- ----------------------------------
                                                        -------------- ----------------                   ----------------
                                                          Exercisable    Unexercisable       Exercsiable
                                                                                                          Unexercisable
------------------------------ ----------- ------------ -------------- ---------------- ----------------- ----------------

------------------------------
Paul J. Tobin                      --          --                   0           60,000                --       $1,120,000

------------------------------
Edward H. Snowden                  --          --             240,000          180,000        $4,995,120       $3,741,330

------------------------------
Frederick E. von Mering            --          --             130,654           30,000        $2,890,719         $560,000

------------------------------
William D. Wessman               5,000       $55,545           19,000           87,300          $437,000       $1,816,962

------------------------------
Karen A. Walker                    --          --              19,400           61,600          $431,950       $1,148,550

------------------------------

(1) The per share value of unexercised in-the-money options is calculated by subtracting the per share option exercise price from the last per share sale price of the Company's Common Stock on the Nasdaq National Market on December 30, 2000 ($27.875).

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information as of March 31, 2001, with respect to the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and each person nominated to become a director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below and (iv) all current directors and executive officers of the Company as a group:

                                                                                                       Percentage of
                                                                               Number of Shares        Common Stock
         Beneficial Owner                                                      BeneficiallyOwned(1)    Outstanding(2)
  Kern Capital Management (3)                                                   1,766,900              10.4%
  114 West 47th Street, Suite 1926
  New York, New York 10036
  Paul J. Tobin (4)                                                               620,831               3.6%
  E.Y. Snowden (5)                                                                350,000               2.0%
  Frederick von Mering (6)                                                        438,464               2.6%
  Brian E. Boyle (7)                                                              350,750               2.0%
  Karen A. Walker (8)                                                              62,276
                                                                                                          *
  William D. Wessman (9)                                                           53,667
                                                                                                          *
  Rajendra Singh (10)                                                               6,000
                                                                                                          *
  Jerrold D. Adams (11)                                                            86,075
                                                                                                          *
  Paul R. Gudonis (12)                                                             29,000
                                                                                                          *
  Gerald Segel (13)                                                                37,000
                                                                                                          *

All current directors and executive officers as a group (14)                    2,034,063             11.9%
 (10 persons)

*        Less than 1%

(1) Each person has sole investment and voting power with respect to the shares indicated, except as otherwise noted. The number of shares of Common Stock beneficially owned is determined under the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. Any reference in the footnotes below to stock options held by the person in question relates to stock options which are currently exercisable or exercisable within 60 days after March 31, 2001.

(2) The number of shares deemed outstanding with respect to a named person includes 17,048,220 shares outstanding as of March 31, 2001 plus any shares subject to options held by the person in question that are currently exercisable or exercisable within 60 days after March 31, 2001.

(3)      Based solely upon a Schedule 13G filed on February 9, 2001.

(4) Includes 20,000 shares issuable pursuant to stock options. Includes 313,831 shares held by the Paul J. Tobin 1988 Trust, 287,000 shares held by the Margaret M. Tobin 1988 Trust. Mr. Tobin is the trustee of the Paul J. Tobin 1988 Trust.
         Margaret M. Tobin, the spouse of Paul J. Tobin, is trustee of the Margaret M. Tobin 1988 Trust.

(5) Includes 330,000 shares issuable pursuant to stock options. Of these, 148,500 are held in trust for the benefit of Mr. Snowden's children.

(6) Includes 9,000 shares held in accounts for the benefit of Mr. von Mering's children, and 140,654 shares issuable pursuant to stock options.

(7) Includes 100,000 shares issuable pursuant to stock options. Also includes 250,750 shares owned by Sand Drift, Ltd. of which Mr. Boyle is a limited partner. Mr. Boyle disclaims beneficial ownership of these shares, except to the extent of his direct pecuniary interest therein.

(8)      Includes 35,200 shares issuable pursuant to stock options.

(9)      Includes 52,467 shares issuable pursuant to stock options.

(10)     Consists of 6,000 shares issuable pursuant to stock options.

(11)     Includes 80,075 shares issuable pursuant to stock options.

(12)     Includes 27,000 shares issuable pursuant to stock options.

(13)     Includes 27,000 shares issuable pursuant to stock options.

(14)     Includes 818,396 shares issuable pursuant to stock options.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                                         SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2001.


                                            BOSTON COMMUNICATIONS GROUP, INC.
                                                                             -


                                           By: _/s/  E.Y. Snowden
                                ---------------------------------------------
                                            E. Y. Snowden
                                            President and Chief
                                            Executive Officer