Form 10-Q
period 2001-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 2001-05-09
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q

      (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended March 31, 2001 or

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
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                  100 Sylvan Road, Woburn, Massachusetts 01801
                    (Address of principal executive offices)

  Registrant's telephone number, including area code: (781)904-5000
  -----------------------------------------------------------------

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

As of April 16, 2001 the Company had outstanding 17,053,020 shares of common stock, $.01 par value per share.

                                       16
                                      INDEX
                                                                   PAGE NUMBER

PART I.   FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets.................................................3

Consolidated Statements of Operations.......................................4

Consolidated Statements of Cash Flows.......................................5

Notes to Consolidated Financial Statements..................................6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.......................................................9

Certain Factors That May Affect Future Results.............................12

Item 3. Quantitative and Qualitative Disclosures About Market
Risk.......................................................................15


PART II.          OTHER INFORMATION:

   Item 1.  Legal Proceedings..............................................15

 Item 6.  Exhibits and Reports on Form 8-K.................................15
This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the anticipated decrease in Prepaid Wireless Services revenues and gross margins in the second quarter of 2001, the continued decline in Prepaid Wireless per minute rates as growth in carrier minutes of usage results in higher volume discounts, increased average monthly minutes of usage per subscriber as carriers' retail prepaid rates decrease, reduction of Roaming Service revenues resulting from the trend of consolidation in the wireless industry and national carriers offering one-rate registered roaming plans, reductions in sales and marketing and general and administrative expenses as the Company continues to leverage and effectively manage its expenses, the increase in depreciation expense as additional equipment and software is placed in service and the anticipation that interest income may not grow at historical rates, as interest rates earned on the Company's investments have decreased due to the impact of the recent Federal Reserve rate reductions. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Factors That May Affect Future Results", "Quantitative and Qualitative Disclosures About Market Risk" and those set forth in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                                    March 31,         December 31,
ASSETS                                                                                2001                2000
                                                                                ------------------ -------------------

Current assets:
        Cash and cash equivalents                                                         $48,138             $50,499
          Short-term investments                                                            6,200               4,111
          Accounts receivable, net of allowance for billing adjustments and
               doubtful accounts of $1,327 in 2001 and $2,032 in 2000                      13,339              13,761
          Inventory                                                                           807                 895
          Prepaid expenses and other assets                                                   951               1,163
------------------------------------------------------------------------------- ------------------ -------------------
           Total current assets                                                            69,435              70,429

Property and equipment, net                                                                44,347              45,037

Goodwill, net                                                                               2,096               2,247
Other assets                                                                                  928
                                                                                                                  931
------------------------------------------------------------------------------- ------------------ -------------------
           Total assets                                                                  $116,806            $118,644
------------------------------------------------------------------------------- ------------------ -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                      $762              $1,481
       Accrued expenses                                                                    13,399              16,166
       Deferred revenue                                                                     2,353               2,851
       Income taxes payable                                                                 1,329
                                                                                                                1,484
       Current maturities of capital lease obligations                                      1,212               1,186
------------------------------------------------------------------------------- ------------------ -------------------
            Total current liabilities                                                      19,055              23,168
Commitments and contingencies
Deferred income taxes                                                                         373                  39
Capital lease obligations, net of current maturities                                          427                 740
Shareholders' equity:
         Preferred Stock,  $.01 par value, 2,000,000 shares authorized,
             none issued and outstanding                                                       --                  --
         Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized, 17,154,440 and 17,078,988 shares issued
             in 2001 and 2000, respectively                                                   172                 171
         Additional paid-in capital                                                        98,802              98,285
         Treasury Stock (101,420 shares), at cost                                           (673)               (673)
         Accumulated deficit                                                              (1,350)             (3,086)
------------------------------------------------------------------------------- ------------------ -------------------
            Total shareholders' equity                                                     96,951              94,697
------------------------------------------------------------------------------- ------------------ -------------------
            Total liabilities and shareholders' equity                                   $116,806            $118,644
------------------------------------------------------------------------------- ------------------ -------------------
See accompanying notes.


               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                            2001              2000
------------------------------------------------------------- ------------------- -----------------
------------------------------------------------------------- ------------------- -----------------

REVENUES:
     Prepaid wireless services                                           $14,025           $12,344
     Roaming services                                                      3,341             4,807
     System sales                                                          1,623               391
------------------------------------------------------------- ------------------- -----------------
                                                                          18,989
                                                                                            17,542
EXPENSES:
     Cost of prepaid wireless services revenues                            3,934             3,206
     Cost of roaming services revenues                                     2,894             3,918
     Cost of system revenues                                                 723               434
     Engineering,  research and development                                2,273
                                                                                             1,807
     Sales and marketing                                                   1,444
                                                                                             1,462
     General and administrative                                            1,719
                                                                                             1,712
     Depreciation and amortization                                         3,866             3,786
------------------------------------------------------------- ------------------- -----------------
                                                                          16,853
                                                                                            16,325
------------------------------------------------------------- ------------------- -----------------
Operating income                                                           2,136             1,217
Interest income, net                                                         756               357
------------------------------------------------------------- ------------------- -----------------
Income before income taxes                                                 2,892
                                                                                             1,574
Provision for income taxes                                                 1,156               679
------------------------------------------------------------- ------------------- -----------------
  Income from continuing operations                                        1,736               895
Income from discontinued operations (net of income taxes of
$118)                                                                          -               177
------------------------------------------------------------- ------------------- -----------------
Net income                                                                $1,736
                                                                                            $1,072
------------------------------------------------------------- ------------------- -----------------
Basic net income per common share:
      Continuing operations                                                $0.10             $0.05
------------------------------------------------------------- ------------------- -----------------
      Net income                                                           $0.10             $0.06
------------------------------------------------------------- ------------------- -----------------
      Weighted average common shares outstanding                          17,018            16,628
------------------------------------------------------------- ------------------- -----------------

Diluted net income per share:
      Continuing operations                                                $0.10             $0.05
------------------------------------------------------------- ------------------- -----------------
      Net income                                                           $0.10             $0.06
------------------------------------------------------------- ------------------- -----------------
      Weighted average common shares outstanding                          17,695            17,009
------------------------------------------------------------- ------------------- -----------------
See accompanying notes.



               BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three months ended March 31,

                                                                                          2001           2000
------------------------------------------------------------------------------- --------------- ---------------

OPERATING ACTIVITIES
Net income from continuing operations                                                   $1,736            $895
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       3,866           3,786
     Deferred income taxes                                                                 334             813
Changes in operating assets and liabilities:
     Accounts receivable                                                                   422         (1,005)
     Inventory                                                                              88              77
     Prepaid expenses and other assets                                                     215             121
     Accounts payable and accrued expenses                                             (3,984)           (535)
     Income taxes payable                                                                (155)              60
------------------------------------------------------------------------------- --------------- ---------------
Net cash provided by continuing operations                                               2,522           4,212
Income from discontinued  operations                                                         -             177
Net change in operating assets and liabilities of discontinued operations                    -               6
------------------------------------------------------------------------------- --------------- ---------------
Net cash provided by operating activities from discontinued operations                       -             183

Net cash provided by operations                                                          2,522           4,395

INVESTING ACTIVITIES
Purchases of property and equipment                                                    (3,025)         (2,406)
Sales of short-term investments                                                          3,111           6,074
Purchases of short-term investments                                                    (5,200)         (3,981)
------------------------------------------------------------------------------- --------------- ---------------

Net cash used in investing activities                                                  (5,114)           (313)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase                        518             497
plan
Repayment of capital leases                                                              (287)           (364)
------------------------------------------------------------------------------- --------------- ---------------

Net cash provided by financing activities                                                  231             133

Increase (decrease) in cash and cash equivalents                                       (2,361)           4,215
Cash and cash equivalents at beginning of period                                        50,499          21,145
------------------------------------------------------------------------------- --------------- ---------------
Cash and cash equivalents at end of period                                             $48,138         $25,360
------------------------------------------------------------------------------- --------------- ---------------
See accompanying notes.










                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes to the Company's audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

       In the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, and its adoption did not have a significant impact on the Company's financial statements.

       Legal Costs

       The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred.


3.     Earnings Per Share

       The following table sets forth the computation of basic and diluted net income per share for:

                                                                                Three Months Ended March 31,
         (in 000's, except per share amounts)                                       2001           2000
       ---------------------------------------------------------------- --------------- ----------------
      Numerator for basic and diluted earnings per share:
            Income from continuing operations                                   $1,736             $895
            Income from discontinued operations                                    ---              177
       ---------------------------------------------------------------- --------------- ----------------
            Net income                                                          $1,736           $1,072
       Denominator:
            Denominator for basic earnings per share                            17,018           16,628
            Effect of dilutive employee stock                                      677              381
       options
       ----------------------------------------------------------------
                                                                        --------------- ----------------
            Denominator for diluted earnings per share                          17,695           17,009
       ----------------------------------------------------------------
                                                                        --------------- ----------------
       Basic net income per common share:
            Income from continuing operations                                    $0.10            $0.05
            Income from discontinued operations                                    ---             0.01
       ---------------------------------------------------------------- --------------- ----------------
            Net                                                                   0.10             0.06
       income
       ---------------------------------------------------------------- --------------- ----------------
       Diluted net income per common share:
            Income from continuing operations                                     0.10             0.05
            Income from discontinued operations                                    ---             0.01
       ---------------------------------------------------------------- --------------- ----------------
            Net income                                                           $0.10            $0.06
       ---------------------------------------------------------------- --------------- ----------------


4.     Inventory

       Inventories consisted of the following at:


       (in 000's)                               March 31, 2001      December 31, 2000
       -------------------------------- ----------------------- ----------------------

       Purchased parts                             $326                 $ 490
       Work-in-process                              481                   405
                                                       -
       -------------------------------- ----------------------- ----------------------
                                                   $807                 $ 895
       -------------------------------- ----------------------- ----------------------


5.     Segment Reporting

         (in 000's except percentages)

                                     Prepaid                                 Eliminations
     Three months ended             Wireless       Roaming
     March 31,                      Services      Services      Systems                         Total
     ---------------------------- -------------- ------------ ------------ ------------------ -----------


     2001
     Revenues                           $14,025       $3,341       $2,429             ($806)     $18,989
                                        =======       ======       ======             ======     =======
     Gross margin                        10,091          447        1,213              (313)      11,438
                                         ======          ===        =====              =====      ======
     Gross margin percentage                 72%         13%          50%                           60%
                                             ===         ===          ===                           ===
     2000
     Revenues                           $12,344       $4,807       $2,360           ($1,969)     $17,542
                                        =======       ======       ======           ========     =======
     Gross margin                         9,084          943          723              (766)       9,984
                                          =====          ===          ===              =====       =====
     Gross margin percentage                 74%         20%          31%                           57%
                                             ===         ===          ===                           ===


6.       Discontinued Operations

     On November 7, 2000, the Company sold the net assets of its Teleservices business for approximately $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $20 million through 2005, based upon the achievement of predetermined revenue targets. There can be no assurances that the Company will be successful in meeting the predetermined revenue targets or earning any of the potential cash payments available. Pursuant to APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," the Consolidated Financial Statements have been reclassified to reflect the sale of the Teleservices business. Accordingly, the operating results of the Teleservices business have been segregated as discontinued operations in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows. Operating results from discontinued operations for the three months ended March 31, 2000 are as follows:

------------------------------------------------------------------------------
     Net revenues                                                  $7,665
------------------------------------------------------------------------------
     Income from discontinued operations                              177
------------------------------------------------------------------------------
     Basic and diluted net income from
     discontinued operations per common share                       $0.01
------------------------------------------------------------------------------


7. Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established standards for the recognition, measurement, and reporting of derivatives and hedging activities. The Company adopted this accounting standard in 2001 and it did not have a material impact on the Company's consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Consolidated Results of Operations

The Company's total revenues increased 8% from $17.5 million in the three months ended March 31, 2000 to $19.0 million in the three months ended March 31, 2001. The growth was primarily attributable to a 14% increase in the Company's principal business, prepaid wireless, and a 3% increase in systems revenues including inter-segment revenue, partially offset by a 30% decline in roaming service revenues.

The Company generated operating income of $2.1 million during the quarter ended March 31, 2001 compared to operating income of $1.2 million for the same period in the prior year. The Company also generated net income of $1.7 million during the quarter ended March 31, 2001 compared to net income from continuing operations of $895,000 for the same period in the prior year. The increases in operating income and net income resulted from improvements in the operating results of prepaid wireless services and systems, partially offset by a decline in operating results from roaming services. The specifics of each segment's revenues and operating results are discussed in greater detail below:

                                  Segment Data
                         (in thousands except percentages)

                                    Prepaid                                Eliminations
     Three months ended             Wireless       Roaming
     March 31,                      Services      Services     Systems                          Total
     ---------------------------- -------------- ------------ ----------- ----------------- ---------------

     2001
     Revenues                           $14,025       $3,341      $2,429            ($806)         $18,989
                                        =======       ======      ======            ======         =======
     Gross margin                        10,091          447       1,213             (313)          11,438
                                         ======          ===       =====             =====          ======
     Gross margin percentage                 72%         13%         50%                              60%
                                             ===         ===         ===                              ===
     2000
     Revenues                           $12,344       $4,807      $2,360          ($1,969)         $17,542
                                        =======       ======      ======          ========         =======
     Gross margin                         9,084          943         723             (766)           9,984
                                          =====          ===         ===             =====           =====
     Gross margin percentage                 74%         20%         31%                              57%
                                             ===         ===         ===                              ===


Prepaid Wireless Services

Prepaid Wireless Services revenues increased 14% from $12.3 million in the first quarter of 2000 to $14.0 million in the first quarter of 2001. The increase was primarily due to increased minutes of use and revenues generated from the Company's Prepaid Connection product. These increases were partially offset by a decrease in the average price per minute as carriers availed themselves of the Company's volume discounts. The Company also announced a net subscriber loss in the first quarter of 2001, primarily due to Rogers AT&T migrating off the platform, which is expected to result in a revenue decrease for the second quarter of 2001 as compared to the first quarter of 2001. As of March 31, 2001, there were approximately 2.1 million prepaid subscribers on the Company's Intelligent Voice Services Network (IVSN) and transaction processing platform, compared to 2.3 million subscribers at March 31, 2000. The Company expects the average price per minute to continue to decline as growth in carrier minutes of usage results in higher volume discounts. As carrier's continue to reduce retail prepaid rates, however, we expect the average monthly minutes of usage per subscriber to increase.

Gross margins for Prepaid Wireless Services declined from 74% of prepaid wireless services revenues in the first quarter of 2000 to 72% in the first quarter of 2001. The decrease was a result of the subscriber losses described above as well as initial costs associated with the launch of the Company's second data processing site. With the loss of Rogers AT&T in the first quarter of 2001, the Company expects gross margin levels to decrease in the second quarter of 2001.


Roaming Services

Roaming services revenues decreased 30% from $4.8 million in the first quarter of 2000 to $3.3 million in the first quarter of 2001. The decrease in roaming services revenues in 2001 was primarily attributable to consolidation in the industry and an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease at similar rates compared to prior periods.

Gross margins for Roaming Services decreased from 20% of roaming services revenues in 2000 to 13% in 2001. The decrease primarily resulted from lower revenues and, therefore, lower absorption of fixed costs.


Systems

Systems revenues remained flat in the first quarter of 2000 compared to the first quarter of 2001. Excluding inter-segment revenues, Systems revenues increased 315% from $391,000 in 2000 to $1.6 million in 2001. The increase in gross revenues reflects an increase in service revenues and orders for international prepaid systems, partially offset by a decrease in inter-segment prepaid V-nodes.

Gross margins for Systems increased from 31% of systems revenues in the first quarter of 2000 to 50% in the first quarter of 2001. The increase resulted from increased recurring service revenues that yield a higher margin.


Operating Data

                                                                           Three months ended March 31,
-------------------------------------------------------------
                                                                        2001                         2000
------------------------------------------------------------- -------------------------- -----------------------------
                                                                            % of Total                    % of Total
($ in thousands)                                              Total          Revenues       Total          Revenues
------------------------------------------------------------- ----------- -------------- ------------- ---------------

Total revenues                                                   $18,989           100%       $17,542            100%

-------------------------------------------------------------
Engineering, research and development                              2,273            12%         1,807             10%
-------------------------------------------------------------
Sales and marketing                                                1,444             8%         1,462              8%
-------------------------------------------------------------
General and administrative                                         1,719             9%         1,712             10%
-------------------------------------------------------------
Depreciation and amortization                                      3,866            20%         3,786             22%
-------------------------------------------------------------


Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased as a percentage of total revenues from 10% to 12% for the quarters ended March 31, 2000 and 2001, respectively. This increase primarily resulted from additional resources devoted to expanding and enhancing the features and functionality of the Company's IVSN and transaction processing platform, in addition to resources devoted to the Company's m-commerce initiatives.


Sales and marketing expenses

Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses remained consistent at 8% for the quarters ended March 31, 2000 and 2001. Sales and marketing expenses are expected to decrease in absolute dollars and as a percentage of total revenues in the remaining quarters of 2001, as the Company continues to focus on leveraging and managing expenses.


General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. General and administrative expenses as a percentage of total revenues decreased from 10% to 9% for the quarters ended March 31, 2000 and 2001, respectively. The decrease resulted from the ability of the Company to leverage its existing workforce and cost infrastructure to support increased revenues. General and administrative expenses are expected to decrease in absolute dollars and as a percentage of total revenues in the remaining quarters of 2001, as the Company continues to focus on leveraging and managing expenses.


Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements and amortization of capitalized software and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense decreased from 22% of total revenues in the first quarter of 2000 to 20% of total revenues in the first quarter of 2001. Depreciation and amortization in absolute dollars increased from $3.8 million in the first quarter of 2000 to $3.9 million in the first quarter of 2001. The percentage decrease in 2001 was primarily due to increased revenues while the absolute dollar increase in 2001 resulted from depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's IVSN and transaction processing platform. Depreciation and amortization expense is expected to increase in absolute dollars during the remaining quarters of 2001 as additional equipment and software is placed in service to support the Company's IVSN and transaction processing platform.


Interest income, net

Interest income increased from $357,000 for the quarter ended March 31, 2000 to $756,000 for the quarter ended March 31, 2001. Interest income was earned primarily from the increased cash generated from its operations and the sale of the Company's Teleservices business. Despite an anticipated increase in cash flow from operations, interest income may not grow at historical rates, as interest rates earned on the Company's investments have decreased due to the impact of the recent Federal Reserve rate reductions.


Provision for income taxes

Income tax expense of $1.2 million for the quarter ended March 31, 2001 yielded a 40% income tax rate compared to $679,000 or a 43% rate for the quarter ended March 31, 2000.


Income from discontinued operations

The Company's Teleservices business was sold in November, 2000 and has been recorded as a discontinued operation for all periods presented. Income from discontinued operations was $177,000 for the quarter ended March 31, 2000.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $54.3 million at March 31, 2001 compared to $54.6 million at December 31, 2000. Net cash provided by operations of $2.5 million in the first quarter of 2001 resulted from $1.7 million in net income from continuing operations along with adjustments for depreciation of $3.9 million. These amounts were offset by a decrease of $4.0 million in the Company's accounts payable and accrued expenses due to the timing of payments.

The Company's investing activities utilized $5.1 million of net cash in the first quarter of 2001. The Company expended $3.0 million in the first quarter of 2001 primarily for telecommunications systems equipment and software for expansion of the Company's IVSN and transaction processing platform. The Company also had $2.1 million in purchases of short-term investments, net of sales, during the quarter. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to enhance its prepaid wireless services. The Company's financing activities provided $231,000 in net cash during the quarter ended March 31, 2001, due to proceeds from the exercise of stock options that were partially offset by payments of capital lease obligations.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.


Certain Factors That May Affect Future Results

Historically, a significant portion of the Company's revenues in any particular period have been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of minutes of usage generated from these customers. A loss of business from any of the Company's major customers, including a decrease in business due to factors outside the Company control, would have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Prepaid Wireless services contracts have been extended beyond their expiration dates or will expire in 2001 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. If any of these contracts are not renewed, the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if each of the contracts is renewed, some contractual rates per minute will likely be lower than in previous years. If subscriber levels and minutes of usage begin to drop off, revenue and gross margins could be adversely affected due to these lower rates. These contracts do not prevent the Company's customers from offering wireless services like those offered by the Company in-house or by the Company's competitors. One of the Company's former customers, Rogers AT&T, did not renew its prepaid contract and brought its prepaid program in-house. There can be no assurances that other customers will not follow suit and elect not to use the Company's services to offer prepaid wireless services or that the Company will be able to replace these subscribers with new subscribers.

There can be no assurance that the Company will successfully support and enhance the IVSN and transaction processing platform effectively to avoid system outages and any associated loss in revenue. Nor can there be any assurances that the market for the Company's prepaid service will continue to develop, or that the Company's IVSN and transaction processing platform will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the agreements it has secured with its carrier customers. Because prepaid revenues are principally generated by prepaid subscriber minutes of use, the Company's revenues can be impacted by the carrier's ability to successfully market and sell prepaid services. Revenues from the Company's Prepaid Wireless Service business are dependent on the Company's ability to retain subscribers on the network and generate additional minutes of usage and there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase. Any increase in the Company's churn rate could result in reductions in related revenues.

The Company has converted prepaid subscribers from certain Verizon Wireless markets that were using in-house and non-BCGI outsourced prepaid solutions to the Company's prepaid platform and expects to convert more markets and subscribers. However, Verizon has not made contractual commitments to do so. If Verizon does not convert additional markets or if the expected conversions are delayed, the Company's expected subscriber and minutes of usage growth may be adversely effected.

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

The Company continues to invest in additional technologies including BCGI Wireless Wallet, Datascape, Inc., Conference Calling, an Intelligent Networking
(IN) prepaid wireless solution and other new applications to expand its Prepaid Wireless Services business. There can be no assurances that there will be a market for these technologies, that the Company will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. In addition, the failure of any of these technologies may result in asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors including variations in subscriber additions and minutes of use, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, the loss of customers, seasonal trends, variations in the level of system sales, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

In September 1999, a reorganization plan was implemented in an effort to realign the Systems business and reduce operating expenses. The Company has reduced operating expenses and stabilized the Systems business, however, a slowdown in prepaid and voice system purchases could materially and adversely affect the Company's overall business, operating results and financial condition.

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

In March, 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringe a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The complaint has been amended to include a continuation patent. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action.

Item 6.  Exhibits and Reports on Form 8-K

           .......a) Exhibits

                      NONE

         .........b) Reports on Form 8-K

         .........      NONE
         .........
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Boston Communications Group, Inc.
    (Registrant)

    Date: May 9, 2001   By: /s/ Karen A. Walker
                             -------------------
                        Karen A. Walker
                        Vice President, Financial Administration and Chief
                        Financial Officer (Principal Financial and Accounting
                        Officer and Duly Authorized Officer)