Form 10-Q
period 2001-06-01
BOSTON COMMUNICATIONS GROUP INC
filed 2001-08-13
CIK 1012887

 SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 10549 FORM 10-Q (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001 or ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number: 0-28432 Boston Communications Group, Inc. (Exact name of registrant as specified in its charter) Massachusetts 04-3026859 ----------------------------- ------------------ (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.) 100 Sylvan Road, Woburn, Massachusetts 01801 (Address of principal executive offices) Registrant's telephone number, including area code: (781) 904-5000 ----------------------------------------------------------------- (Former name, former address, former fiscal year, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ) Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of August 1, 2001 the Company had outstanding 17,082,000 shares of common stock, $.01 par value per share. 11 INDEX PART I. FINANCIAL INFORMATION: Item 1. Financial Statements Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000 (audited) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000. Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000. Notes to Consolidated Financial Statements Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Factors That May Affect Future Results Item 3. Quantitative and Qualitative Disclosures About Market Risk PART II. OTHER INFORMATION: Item 1. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders Item 6. Exhibits and Reports on Form 8-K This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding increased average monthly minutes of usage per subscriber as carriers' retail prepaid rates decrease, the continued decline in Prepaid Wireless per minute rates as growth in carrier minutes of usage results in volume discounts, reduction of Roaming Service revenues resulting from the trend of consolidation in the wireless industry and national carriers offering one-rate registered roaming plans, reductions in sales and marketing and general and administrative expenses as the Company continues to leverage and effectively manage its expenses, the increase in depreciation expense as additional equipment and software is purchased and placed into service and the anticipation that interest income may not grow at historical rates, as interest rates earned on the Company's investments have decreased due to the impact of the recent Federal Reserve rate reductions. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These important factors include, without limitation, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Factors That May Affect Future Results", "Quantitative and Qualitative Disclosures About Market Risk" set forth in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q. The Company does not assume any obligation to update any forward-looking statements made herein. BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) June 30, December 31, ASSETS 2001 2000 ------------------ ---------------- (Unaudited) Current assets: Cash and cash equivalents $50,605 $50,499 Short-term investments 6,215 4,111 Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $1,357 in 2001 and $2,032 in 2000 11,547 13,761 Inventory 767 895 Prepaid expenses and other assets 1,320 1,163 ------------------------------------------------------------------------------- ------------------ ---------------- Total current assets 70,454 70,429 Property and equipment, net 42,411 45,037 Goodwill, net 1,944 2,247 Other assets 928 931 ------------------------------------------------------------------------------- ------------------ ---------------- Total assets $115,737 $118,644 ------------------------------------------------------------------------------- ------------------ ---------------- LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities: Accounts payable $866 $1,481 Accrued expenses 11,046 16,166 Deferred revenue 2,050 2,851 Income taxes payable 1,343 1,484 Current maturities of capital lease obligations 1,229 1,186 ------------------------------------------------------------------------------- ------------------ ---------------- Total current liabilities 16,534 23,168 Commitments and contingencies Deferred income taxes 900 39 Capital lease obligations, net of current maturities 215 740 Shareholders' equity: Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding -- -- Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized, 17,164,483 and 17,078,988 shares issued in 2001 and 2000, respectively 172 171 Additional paid-in capital 98,863 98,285 Treasury Stock (101,420 shares), at cost (673) (673) Accumulated deficit (274) (3,086) ------------------------------------------------------------------------------- ------------------ ---------------- Total shareholders' equity 94,697 98,088 ------------------------------------------------------------------------------- ------------------ ---------------- Total liabilities and shareholders' equity $115,737 $118,644 ------------------------------------------------------------------------------- ------------------ ---------------- See accompanying notes. BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited) Three months ended Six months ended June 30, June 30, 2001 2000 2001 2000 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- REVENUES: Prepaid wireless services $12,442 $12,716 $26,467 $25,060 Roaming services 3,211 6,552 4,589 9,396 System sales 3,087 1,954 1,464 1,563 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- 17,117 36,106 18,868 36,410 EXPENSES: Cost of prepaid wireless services revenues 3,839 3,537 7,773 6,743 Cost of roaming services revenues 2,763 3,731 5,657 7,649 Cost of system revenues 712 687 1,435 1,121 Engineering, research and development 1,933 4,206 1,860 3,667 Sales and marketing 1,096 2,540 1,352 2,814 General and administrative 1,618 3,337 1,722 3,434 Depreciation and amortization 3,954 3,928 7,820 7,714 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- 15,915 32,768 16,817 33,142 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Operating income 1,202 3,338 2,051 3,268 Interest income, net 590 456 1,346 813 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Income before income taxes 1,792 4,684 2,507 4,081 Provision for income taxes 716 1,872 1,757 1,078 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Income from continuing operations 1,076 1,429 2,812 2,324 Income from discontinued operations (net of income taxes of - 414 - 591 $312 and $446, respectively) ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Net income $1,076 $1,843 $2,812 $2,915 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Basic net income per common share: Continuing operations $0.06 $0.09 $0.17 $0.14 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Net income $0.06 $0.11 $0.17 $0.18 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Weighted average common shares outstanding 17,057 16,714 17,038 16,671 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Diluted net income per share: Continuing operations $0.06 $0.08 $0.16 $0.14 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Net income $0.06 $0.11 $0.16 $0.17 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- Weighted average common shares outstanding 17,623 17,351 17,660 17,187 ----------------------------------------------------------------- ---------------- --------------- ---------------- ---------------- See accompanying notes. BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited) Six months ended June 30, 2001 2000 ------------------------------------------------------------------------------- --------------- --------------- OPERATING ACTIVITIES Net income from continuing operations $2,812 $2,324 Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization 7,820 7,714 Deferred income taxes 861 2,203 Changes in operating assets and liabilities: Accounts receivable 2,214 (619) Inventory 128 684 Prepaid expenses and other assets (154) 132 Accounts payable and accrued expenses (6,536) 2,163 Income taxes payable (141) 40 ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by continuing operations 7,004 14,641 Income from discontinued operations - 591 Net change in operating assets and liabilities of discontinued operations - (201) ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by operating activities from discontinued operations - 390 ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by operations 7,004 15,031 INVESTING ACTIVITIES Purchases of property and equipment (4,891) (10,469) Sales of short-term investments 3,096 5,942 Purchases of short-term investments (5,200) (6,882) ------------------------------------------------------------------------------- --------------- --------------- Net cash used in investing activities (6,995) (11,409) FINANCING ACTIVITIES Proceeds from exercise of stock options and employee stock purchase 579 827 plan Repayment of capital leases (482) (893) ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by (used in) financing activities 97 (66) Increase in cash and cash equivalents 106 3,556 Cash and cash equivalents at beginning of period 50,499 21,145 ------------------------------------------------------------------------------- --------------- --------------- Cash and cash equivalents at end of period $50,605 $24,701 ------------------------------------------------------------------------------- --------------- --------------- See accompanying notes. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 1. Basis of Presentation The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. All adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in the annual consolidated financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with rules of the United States Securities and Exchange Commission. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, the consolidated financial statements should be read in conjunction with the footnotes to the Company's audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended December 31, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. 2. Significant Accounting Policies Revenue Recognition The Company earns prepaid wireless services revenues by processing prepaid wireless minutes and earns roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. These revenues are recognized when the service is provided and is recorded net of estimated billing adjustments. The Company recognizes revenue from the sale of systems at the time the systems are shipped. Revenue from the installation of systems is deferred until the entire installation is complete. Legal Costs The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. 3. Earnings Per Share The following table sets forth the computation of basic and diluted net income per share for: Three months ended Six months ended June 30, June 30, (in 000's, except per share amounts) 2001 2000 2001 2000 ------------------------------------------------------ ------------ ---------- ----------- ------------ Numerator for basic and diluted earnings per share: Income from continuing operations $1,076 $1,429 $2,812 $2,324 Income from discontinued operations --- 414 --- 591 ------------------------------------------------------ ------------ ---------- ----------- ------------ Net income $1,076 $1,843 $2,812 $2,915 Denominator: Denominator for basic earnings per share 17,057 16,714 17,038 16,671 Effect of dilutive employee stock options 566 637 622 516 ------------------------------------------------------ ------------ ---------- ----------- ------------ Denominator for diluted earnings per share 17,623 17,351 17,660 17,187 ------------------------------------------------------ ------------ ---------- ----------- ------------ Basic net income per common share: Income from continuing operations .06 .09 .17 .14 Income from discontinued operations --- .02 --- .04 ------------------------------------------------------ ------------ ---------- ----------- ------------ Net income .06 .11 .17 .18 ------------------------------------------------------ ------------ ---------- ----------- ------------ Diluted net income per common share: Income from continuing operations .06 .08 .16 .14 Income from discontinued operations --- .03 --- .03 ------------------------------------------------------ ------------ ---------- ----------- ------------ Net income .06 .11 .16 .17 ------------------------------------------------------ ------------ ---------- ----------- ------------ 4. Inventory Inventories consisted of the following at: (in 000's) June 30, 2001 December 31, 2000 -------------------------------- ----------------------- ---------------------- Purchased parts $496 $ 490 Work-in-process 271 405 -------------------------------- ----------------------- ---------------------- $767 $ 895 -------------------------------- ----------------------- ---------------------- 5. Segment Reporting (in 000's except percentages) Prepaid Eliminations Three months ended Wireless Roaming June 30, Services Services Systems Total ---------------------------- -------------- ------------ ------------ ------------------ ----------- 2001 Revenues $12,442 $3,211 $1,800 ($336) $17,117 ======= ====== ====== ====== ======= Gross margin 8,603 448 886 (134) 9,803 ===== === === ===== ===== Gross margin percentage 69% 14% 49% 57% === === === === 2000 Revenues $12,716 $4,589 $5,950 ($4,387) $18,868 ======= ====== ====== ======== ======= Gross margin 9,179 858 2,582 (1,706) 10,913 ===== === ===== ======= ====== Gross margin percentage 72% 19% 43% 58% === === === === Prepaid Six months ended Wireless Roaming June 30, Services Services Systems Eliminations Total ---------------------------- -------------- ------------ ------------ ------------------ ----------- 2001 Revenues $26.467 $6,552 $4,229 ($1,142) $36.106 ======= ====== ====== ======== ======= Gross margin 18,694 895 2,032 (380) 21,241 ====== === ===== ===== ====== Gross margin percentage 71% 14% 48% 59% === === === === 2000 Revenues $25,060 $9,396 $8,310 ($6,356) $36,410 ======= ====== ====== ======== ======= Gross margin 18,317 1,747 3,305 (2,472) 20,897 ====== ===== ===== ======= ====== Gross margin percentage 73% 19% 40% 57% === === === === 6. Discontinued Operations On November 7, 2000, the Company sold the net assets of its Teleservices business for approximately $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $20 million through 2005, based upon the achievement of predetermined revenue targets. There can be no assurances that the Teleservices business will be successful in meeting the predetermined revenue targets or that the Company will earn any of the potential cash payments available. Pursuant to APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," the Consolidated Financial Statements have been reclassified to reflect the sale of the Teleservices business. Accordingly, the operating results of the Teleservices business have been segregated as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Operating results from discontinued operations for the three and six months ended June 30, 2000 are as follows: ---------------------------------------------------------------------- --------------- ------------------ Three months Six months ended ended ---------------------------------------------------------------------- --------------- ------------------ ---------------------------------------------------------------------- ---------------------------------- June 30, 2000 ---------------------------------------------------------------------- ---------------------------------- --------------------------------------------------------------------------------------------------------- Net revenues $6,857 $14,522 --------------------------------------------------------------------------------------------------------- Income from discontinued operations 414 591 --------------------------------------------------------------------------------------------------------- Basic net income from discontinued operations per common share .02 .04 --------------------------------------------------------------------------------------------------------- Diluted net income from discontinued operations per common share .02 .03 --------------------------------------------------------------------------------------------------------- 7. Recent Accounting Pronouncements In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, " Business Combinations" and No. 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of this Statement is expected to result in an increase in net income of $850,000 ($0.05 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of this test will be on the earnings and financial position of the Company. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Results of Operations Consolidated Results of Operations The Company's total revenues decreased 9% from $18.9 million in the three months ended June 30, 2000 to $17.1 million in the three months ended June 30, 2001 and decreased 1% from $36.4 million in the six months ended June 30, 2000 to $36.1 million in the six months ended June 30, 2001. During the three month period, the decrease was primarily attributable to a 30% decline in the Company's non-core business, roaming services, a 6% decrease in systems revenues, excluding inter-segment sales, and a 2% decrease in the Company's prepaid wireless services, resulting from the loss of Rogers AT and T Wireless as a prepaid customer. The Company generated operating income of $1.2 million during the three months ended June 30, 2001 compared to operating income of $2.1 million for the same period in the prior year. For the six months ended June 30, 2000 and 2001, the Company generated operating income of $3.3 million. For the three month period, the decrease in operating income resulted primarily from declines in margins of prepaid wireless services and roaming services. The specifics of each segment's revenues and operating results are discussed in greater detail below: Segment Data (in thousands except percentages) Prepaid Eliminations Three months ended Wireless Roaming June 30, Services Services Systems Total ---------------------------- -------------- ------------ ----------- ----------------- --------------- 2001 Revenues $12,442 $3,211 $1,800 ($336) $17,117 ======= ====== ====== ====== ======= Gross margin 8,603 448 886 (134) 9,803 ===== === === ===== ===== Gross margin percentage 69% 14% 49% 57% === === === === 2000 Revenues $12,716 $4,589 $5,950 ($4,387) $18,868 ======= ====== ====== ======== ======= Gross margin 9,179 858 2,582 (1,706) 10,913 ===== === ===== ======= ====== Gross margin percentage 72% 19% 43% 58% === === === === Six months ended Prepaid Roaming June 30, Wireless Services Systems Total Services Eliminations ---------------------------- -------------- ------------ ----------- ----------------- --------------- 2001 Revenues $26.467 $6,552 $4,229 ($1,142) $36,106 ======= ====== ====== ======== ======== Gross margin 18,694 895 2,032 (380) 21,241 ====== === ===== ===== ====== Gross margin percentage 71% 14% 48% 59% === === === === 2000 Revenues $25,060 $9,396 $8,310 ($6,356) $36,410 ======= ====== ====== ======== ======= Gross margin 18,317 1,747 3,305 (2,472) 20,897 ====== ===== ===== ======= ====== Gross margin percentage 73% 19% 40% 57% === === === === Prepaid Wireless Services Prepaid Wireless Services revenues decreased 2% from $12.7 million in the three months ended June 30, 2000 to $12.4 million in the three months ended June 30, 2001 and increased 6% from $25.1 million to $26.4 million for the six month periods ended June 30, 2000 and 2001, respectively. For the three month period, the decrease was primarily due to the loss of Rogers ATand T Wireless, a Canadian prepaid customer. For the six month period, prepaid wireless services revenues were higher as the strong growth of the overall prepaid business drove first quarter revenues well above the prior year first quarter and continues to drive the Company's U.S. subscribers. Additionally, average minutes of use per subscriber grew 21%, from 47 minutes to 57 in the second quarter of 2000 and 2001, respectively. This growth was principally attributable to carriers reducing their retail rates to subscribers. The Company expects that average minutes of use per subscriber will continue to grow as carriers reduce subscriber rates further and offer prepaid rate plans and features that are on par with postpaid plans. The Company also expects that total minutes of use will increase in the third quarter of 2001 and beyond as not only the average minutes of use per subscriber grows, but as more subscribers are added to the Company's prepaid platform. During the second quarter of 2001, 151,000 net subscribers were added to the platform, bringing the total subscriber base to 2.2 million. As minutes of use grow, the average price per minute the Company charges to its carriers will continue to decline as the carriers avail themselves of greater volume discounts. Gross margins for Prepaid Wireless Services were 69% of prepaid wireless services revenues in the three months ended June 30, 2000 compared to 72% for the three months ended June 30, 2001 and were 73% of prepaid wireless services revenues for the six months ended June 30, 2000 to 71% for the six months ended June 30, 2001. The decrease resulted primarily from lower revenues, therefore, lower absorption of fixed costs and an 8% increase in costs to support the Company's infrastructure to accommodate future growth from existing customers. Roaming Services Roaming services revenues decreased 30% from $4.6 million in the three months ended June 30, 2000 to $3.2 million in the three months ended June 30, 2001 and decreased 30% from $9.4 million in the six months ended June 30, 2000 to $6.6 million for the six months ended June 30, 2001. The continued decline in roaming services revenues is primarily attributable to consolidation in the wireless telecommunications industry and an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease at similar rates compared to prior periods. Gross margins for Roaming Services decreased from 19% of roaming services revenues in the three month and six month periods ended June 30, 2000 to 14% in the three month and six month periods ended June 30, 2001. The decrease primarily resulted from lower revenues and, therefore, lower absorption of fixed costs. Systems Systems revenues, including inter-segment revenues, decreased 70% from $5.9 million in the second quarter of 2000 to $1.8 million in the second quarter of 2001 and decreased 49% from $8.3 million for the six months ended June 30, 2000 to $4.2 million for the same period in 2001. This decrease in revenues, including inter-segment revenues, reflects a decrease in inter-segment prepaid V-nodes, as 2000 included significant revenues for the build-out of the IVSN to support the Verizon National Prepaid Program. Systems revenues, excluding inter-segment revenues, decreased slightly from $1.6 million in the second quarter of 2000 to $1.5 million in the second quarter of 2001 and increased 58% from $2.0 million for the six months ended June 30, 2000 to $3.1 million for the same period in 2001. The increase in systems revenues, net of inter-segment revenues, for the six month period ended June 30, 2001 was due to the low level of international prepaid systems sales in the first quarter of 2000. Gross margins for Systems increased from 43% of systems revenues in the three months ended June 30, 2000 to 49% in the three months ended June 30, 2001 and increased from 40% of systems revenues for the six months ended June 30, 2000 compared to 48% for the six months ended June 30, 2001. The increase resulted from increased recurring service revenues that yielded a higher margin. Operating Data Three months ended June 30, ------------------------------------------------------------- 2001 2000 ------------------------------------------------------------- -------------------------- ----------------------------- % of Total % of Total ($ in thousands) Total Revenues Total Revenues ------------------------------------------------------------- ----------- -------------- ------------- --------------- Total revenues 100% $18,868 100% $17,117 ------------------------------------------------------------- Engineering, research and development 1,933 11% 1,860 10% ------------------------------------------------------------- Sales and marketing 1,096 6% 1,352 7% ------------------------------------------------------------- General and administrative 1,618 9% 1,722 9% ------------------------------------------------------------- Depreciation and amortization 3,954 23% 3,928 21% ------------------------------------------------------------- Six months ended June 30, ------------------------------------------------------------- 2001 2000 ------------------------------------------------------------- -------------------------- ----------------------------- % of Total % of Total ($ in thousands) Total Revenues Total Revenues ------------------------------------------------------------- ----------- -------------- ------------- --------------- Total revenues 100% $36,410 100% $36,106 ------------------------------------------------------------- Engineering, research and development 4,206 12% 3,667 10% ------------------------------------------------------------- Sales and marketing 2,540 7% 2,814 8% ------------------------------------------------------------- General and administrative 3,337 9% 3,434 9% ------------------------------------------------------------- Depreciation and amortization 7,820 22% 7,714 21% ------------------------------------------------------------- Engineering, research and development expenses Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased as a percentage of total revenues from 10% to 11% for the three months ended June 30, 2000 and 2001 and increased from 10% to 12% for the six months ended June 30, 2000 and 2001, respectively. This increase primarily resulted from additional resources devoted to expanding and enhancing the features and functionality of the Company's IVSN and transaction processing platform, in addition to resources devoted to the Company's m-commerce initiatives. Sales and marketing expenses Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses decreased from 7% to 6% for the three months ended June 30, 2000 and 2001 and decreased from 8% to 7% for the six months ended June 30, 2000 and 2001, respectively. The decreases resulted from a continued focus on managing costs. Sales and marketing expenses are expected to decrease in absolute dollars and as a percentage of total revenues in the remaining quarters of 2001, as the Company continues to focus on leveraging and managing expenses. General and administrative expenses General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. As a percentage of total revenues, General and administrative expenses remained consistent at 9% for the three and six months ended June 30, 2000 and 2001 and decreased in absolute dollars as the Company continued to successfully manage and leverage its overhead costs. Depreciation and amortization expense Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements and amortization of capitalized software and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense increased as a percentage of total revenues from 21% to 23% for the three months ended June 30, 2000 and 2001 and increased from 21% to 22% for the six months ended June 30, 2000 and 2001, respectively. Depreciation and amortization expense in absolute dollars for each period was relatively consistent and the percentage increases were primarily due to lower revenues. Depreciation and amortization expense is expected to increase in absolute dollars during the remaining quarters of 2001 as additional equipment and software is purchased and placed in service to support the Company's IVSN and transaction processing platform. Interest income, net Net interest income increased from $456,000 for the three month period ended June 30, 2000 to $590,000 for the same period in 2001 and from $813,000 to $1.3 million for the six month periods ended June 30, 2000 and 2001, respectively. The increase in interest income was earned primarily from cash generated from operations and the sale of the Company's Teleservices business. Interest income may not grow at historical rates, as interest rates earned on the Company's investments have decreased due to the impact of the recent Federal Reserve rate reductions. Provision for income taxes Income tax expense of $716,000 for the quarter ended June 30, 2001 yielded a 40% income tax rate compared to $1.1 million or a 43% rate for the quarter ended June 30, 2000. Income from discontinued operations The Company's Teleservices business was sold in November, 2000 and has been recorded as a discontinued operation for all periods presented. Income from discontinued operations was $414,000 and $591,000 for the three and six months ended June 30, 2000, respectively. Liquidity and Capital Resources Cash, cash equivalents and short-term investments increased to $56.8 million at June 30, 2001 compared to $54.6 million at December 31, 2000. Net cash provided by operations of $7.0 million for the six months ended June 30, 2001 resulted from $2.8 million in net income from continuing operations along with adjustments for depreciation and amortization of $7.8 million. These amounts were offset by a decrease of $6.5 million in the Company's accounts payable and accrued expenses due to the timing of payments. The Company's investing activities utilized $7.0 million of net cash for the six months ended June 30, 2001. The Company expended $4.9 million for the six months ended June 30, 2001 primarily for telecommunications systems equipment and software for expansion of the Company's IVSN and transaction processing platform. The Company also had $2.1 million in purchases of short-term investments, net of sales, during the six months ended June 30, 2001. The Company anticipates that over the next 12 months, it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to enhance its prepaid wireless services. The Company's financing activities provided $97,000 in net cash for the six months ended June 30, 2001, due to proceeds from the exercise of stock options that were partially offset by payments of capital lease obligations. The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months. Certain Factors That May Affect Future Results Historically, a significant portion of the Company's revenues in any particular period have been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of minutes of usage generated from these customers. A loss of business from any of the Company's major customers, including a decrease in business due to factors outside the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain Prepaid Wireless services contracts will expire in 2001 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. If any of these contracts are not renewed, the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if each of the contracts is renewed, some contractual rates per minute will likely be lower than in previous years. If subscriber levels and minutes of usage decline, revenue and gross margins could be adversely affected due to these lower rates. These contracts are not exclusive and therefore do not prevent the Company's customers from using competitor's prepaid platforms. One of the Company's former customers, Rogers ATandT Wireless, did not renew its prepaid contract and brought its prepaid program in-house. There can be no assurances that other customers will not follow suit and elect not to use the Company's services to offer prepaid wireless services and the Company may not be able to replace these subscribers with new subscribers. There can be no assurance that the Company will successfully support and enhance the IVSN and transaction processing platform effectively to avoid system outages and any associated loss in revenue. Nor can there be any assurances that the market for the Company's prepaid service will continue to develop, or that the Company's IVSN and transaction processing platform will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the agreements it has secured with its carrier customers. Because prepaid revenues are principally generated by prepaid subscriber minutes of use, the Company's revenues can be impacted by the carrier's ability to successfully market and sell prepaid services and the timing of when they promote prepaid services. Revenues from the Company's Prepaid Wireless Service business are dependent on the Company's ability to retain subscribers on the network and generate additional minutes of usage and there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase. Any increase in the Company's churn rate could result in reductions in related subscribers and therefore revenues. The Company has converted prepaid subscribers from certain Verizon Wireless markets that were using in-house and other outsourced prepaid solutions to the Company's prepaid platform. However, Verizon has not made contractual commitments to convert any other markets or subscribers. If Verizon does not convert additional markets or if the expected conversions are delayed, the Company's expected subscriber and minutes of usage growth may be adversely effected. The Company is expecting that most of its prepaid carriers will emphasize and promote their prepaid programs in the third quarter and during the fourth quarter holiday season. There can be no guarantee that these programs will occur or that they will be successful in generating additional revenue for the Company. The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the IVSN and transaction processing platform. The Company has experienced network outages that have resulted in reductions in revenue due to penalty clauses contained in certain of the Company's carrier customer contracts. If the Company's future efforts to avoid outages are unsuccessful, such outages could result in additional lost revenue for the Company and damage the Company's reputation. The occurrence of one or more outages could have a material adverse effect on the Company's business, operating results and financial condition. The Company was notified in 2001 that one of it's roaming services third-party billing agents, OAN Services, Inc., filed for Chapter 11 bankruptcy protection. The Bankruptcy Court approved a buyer of OAN and the Company has consented to assign the contract to this buyer under which 90% of the $1.5 million net receivable is expected to be paid. The Company has currently received payments of $1.1 million and believes that current reserves are adequate to cover any payment shortfall that could occur. The Company announced in November, 2000 that it had sold the assets of its Teleservices business to Teletech Holdings, Inc. for $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $20 million through 2005, based upon achievement of predetermined revenue targets. There can be no assurances that the Company will be successful in meeting the predetermined revenue targets or earning any of the potential cash payments available. The Company continues to invest in additional technologies including bcgi Wireless Wallet, Datascape, Inc., and other new applications to expand its Prepaid Wireless Services business. There can be no assurances that there will be a market for these technologies, that the Company will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. In addition, the failure of any of these technologies may result in asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition. The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors including variations in subscriber additions and minutes of use, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, the loss of customers, seasonal trends, variations in the level of system sales, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced significant growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. The Company expects that demand for its roaming services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and carriers offer more national one-rate roaming plans. In addition, prepaid wireless services are relatively new services in new markets. If the growth in prepaid services does not materialize as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless industry. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all. The Company has expanded its operations rapidly, creating significant demands on the Company's management, administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage growth effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected. The Company's operations are supported by many hardware components and software applications from third party vendors, sometimes licensed from single vendors, which are sometimes small corporations. There can be no assurances that these hardware components and software applications will function in accordance with specifications agreed upon by the Company and its vendors, that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices. If the hardware and software do not function as specified or if the Company can no longer license software from certain vendors or otherwise obtain the software, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Systems customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars that help to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control. The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, many wireless carriers are providing, or can provide in-house, the services that the Company offers. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and, consequently, the entrance of new competitors in the future. An important factor in the future success of the Company's prepaid wireless service will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. An increase in competition or the inability of the Company to provide, at competitive prices, more functionality and features could result in price reductions and loss of market share and could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's success and ability to compete is dependent in part upon its proprietary technology and its ability to protect such technology. The Company continues to defend its proprietary technology against patent infringement litigation, including the Freedom Wireless lawsuit. If patent infringement judgments are entered against the Company or unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's operations are dependent on its ability to maintain its computer, switching and other telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations. Item 3. Quantitative and Qualitative Disclosures About Market Risk The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many of the Systems business' customers are multinational corporations, which are publicly traded in the U.S. All payments are received in U.S. dollars, which helps to protect the Company from the need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that Systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control. PART II. OTHER INFORMATION: Item 1. Legal Proceedings In March, 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringe a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The complaint has been amended to include a continuation patent. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action. In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier seeks damages for lost profits and damage to the supplier's reputation in excess of $1 million. The Company believes that the claim is without merit. Item 4. Submission of Matters to a Vote of Security Holders ------------------------------------------------------------ ......... The Company held the 2001 Annual Meeting of Shareholders (the "Annual Meeting") on June 13, 2001. At the Annual Meeting, the following actions were taken: 1. The shareholders elected Fredrick J. von Mering, Paul R. Gudonis, and Jerrold D. Adams as Class II Directors of the Company to serve three-year terms. The table below outlines the voting results: Number of Shares/Votes For Withheld Fredrick J. von Mering 15,640,161 105,356 Paul R. Gudonis 15,640,534 104,983 Jerrold D. Adams 15,640,512 105,005 In addition, Paul J. Tobin, E.Y. Snowden, Brian E. Boyle, Gerald Segel and Rajendra Singh are continuing directors of the Company. 2. The shareholders ratified the appointment of Ernst and Young LLP as the Company's independent auditors by a vote of 15,732,145 shares of Common Stock for, 10,387 shares of Common Stock against and 2,985 shares of Common Stock abstained. 3. The shareholders ratified the adoption of the amendment to the Company's 2000 Stock Option Plan by a vote of 9,946,747 shares of Common Stock for, 2,206,647 shares of Common Stock against, and 25,314 shares of Common Stock abstained. 4. The shareholders ratified the adoption of the Company's 2001 Employee Stock Purchase Plan by a vote of 11,998,572 shares of Common Stock for, 154,395 shares of Common Stock against, and 25,742 shares of Common Stock abstained. Item 6. Exhibits and Reports on Form 8-K a) Exhibits 10.1 Amendment No. 1 to 2000 Stock Option Plan 10.2 2001 Employee Stock Purchase Plan b) Reports on Form 8-K NONE SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Boston Communications Group, Inc. (Registrant) Date: August 13, 2001 By: /s/ Karen A. Walker Karen A. Walker Vice President, Financial Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer) INDEX TO EXHIBITS Exhibit No. Description 10.1 Amendment No. 1 to 2000 Stock Option Plan 10.2 2001 Employee Stock Purchase Plan EXHIBIT 10.1 BOSTON COMMUNICATIONS GROUP, INC. 2000 STOCK OPTION PLAN AMENDMENT NO. 1 This Amendment is made to the 2000 Stock Option Plan (the "Plan"), which was approved by the Board of Directors of Boston Communications Group, Inc. (the "Company") on February 26, 2000, and by its stockholders on May 15, 2000. Section 4(a) of the Plan is hereby amended to increase the number of Options for shares of Common Stock, $0.01 par value per share, of the Company that may be made under the Plan from 500,000 to 1,250,000. Except as herein provided, all other terms and conditions of the Plan remain unchanged and in full force and effect. Capitalized terms used herein and not otherwise defined herein shall have the respective meanings assigned to them in the Plan. This Amendment No. 1 to the Plan was adopted by the Board of Directors of the Company on the 4th day of April, 2001 and approved by its stockholders on June 13, 2001. EXHIBIT 10.2 BOSTON COMMUNICATIONS GROUP, INC. 2001 EMPLOYEE STOCK PURCHASE PLAN The purpose of this Plan is to provide eligible employees of Boston Communications Group, Inc. (the "Company") and certain of its subsidiaries with opportunities to purchase shares of the Company's common stock, $0.01 par value (the "Common Stock"), commencing on September 1, 2001. Two-hundred-twenty-five thousand (225,000) shares of Common Stock in the aggregate have been approved for this purpose. This Plan is intended to qualify as an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations promulgated thereunder, and shall be interpreted consistent therewith. 1. Administration. The Plan will be administered by the Company's Board of Directors (the "Board") or by a Committee appointed by the Board (the "Committee"). The Board or the Committee has authority to make rules and regulations for the administration of the Plan and its interpretation and decisions with regard thereto shall be final and conclusive. 2. Eligibility. All employees of the Company, including Directors who are employees, and all employees of any subsidiary of the Company (as defined in Section 424(f) of the Code) designated by the Board or the Committee from time to time (a "Designated Subsidiary"), are eligible to participate in any one or more of the offerings of Options (as defined in Section 9) to purchase Common Stock under the Plan provided that: (a) they have been employed by the Company or a Designated Subsidiary for at least three (3) months prior to enrolling in the Plan; and (b) they are employees of the Company or a Designated Subsidiary on the first day of the applicable Plan Period (as defined below). No employee may be granted an option hereunder if such employee, immediately after the option is granted, owns 5% or more of the total combined voting power or value of the stock of the Company or any subsidiary. For purposes of the preceding sentence, the attribution rules of Section 424(d) of the Code shall apply in determining the stock ownership of an employee, and all stock which the employee has a contractual right to purchase shall be treated as stock owned by the employee. 3. Offerings. The Company will make one or more offerings ("Offerings") to employees to purchase stock under this Plan. Offerings will begin each September 1 and March 1, or the first business day thereafter (the "Offering Commencement Dates"). Each Offering Commencement Date will begin a six (6) month period (a "Plan Period") during which payroll deductions will be made and held for the purchase of Common Stock at the end of the Plan Period. The Board or the Committee may, at its discretion, choose a different Plan Period of twelve (12) months or less for subsequent Offerings. 4. Participation. An employee eligible on the Offering Commencement Date of any Offering may participate in such Offering by completing and forwarding a payroll deduction authorization form to the employee's appropriate payroll office at least 10 days prior to the applicable Offering Commencement Date. The form will authorize a regular payroll deduction from the Compensation received by the employee during the Plan Period. Unless an employee files a new form or withdraws from the Plan, his deductions and purchases will continue at the same rate for future Offerings under the Plan as long as the Plan remains in effect. The term "Compensation" means the amount of money reportable on the employee's Federal Income Tax Withholding Statement, excluding overtime, shift premium, incentive or bonus awards, allowances and reimbursement for expenses such as relocation allowances for travel expenses, income or gains on the exercise of Company stock options or stock appreciation rights, and similar items, whether or not shown on the employee's Federal Income Tax Withholding Statement, but including, in the case of salespersons, sales commissions to the extent determined by the Board or the Committee. 5. Deductions. The Company will maintain payroll deduction accounts for all participating employees. With respect to any Offering made under this Plan, an employee may authorize a payroll deduction in any dollar amount up to a maximum of 10% of the Compensation he or she receives during the Plan Period or such shorter period during which deductions from payroll are made. The minimum payroll deduction is such percentage of compensation as may be established from time to time by the Board or the Committee. No employee may be granted an Option (as defined in Section 9) which permits his rights to purchase Common Stock under this Plan and any other employee stock purchase plan (as defined in Section 423(b) of the Code) of the Company and its subsidiaries, to accrue at a rate which exceeds $25,000 of the fair market value of such Common Stock (determined at the Offering Commencement Date of the Plan Period) for each calendar year in which the Option is outstanding at any time. 6. Deduction Changes. An employee may decrease or discontinue his payroll deduction once during any Plan Period, by filing a new payroll deduction authorization form. However, an employee may not increase his payroll deduction during a Plan Period. If an employee elects to discontinue his payroll deductions during a Plan Period, but does not elect to withdraw his funds pursuant to Section 8 hereof, funds deducted prior to his election to discontinue will be applied to the purchase of Common Stock on the Exercise Date (as defined below). 7. Interest. Interest will not be paid on any employee accounts, except to the extent that the Board or the Committee, in its sole discretion, elects to credit employee accounts with interest at such per annum rate as it may from time to time determine. 8. Withdrawal of Funds. An employee may at any time prior to the close of business on the last business day in a Plan Period and for any reason permanently draw out the balance accumulated in the employee's account and thereby withdraw from participation in an Offering. Partial withdrawals are not permitted. The employee may not begin participation again during the remainder of the Plan Period. The employee may participate in any subsequent Offering in accordance with terms and conditions established by the Board or the Committee. 9. Purchase of Shares. On the Offering Commencement Date of each Plan Period, the Company will grant to each eligible employee who is then a participant in the Plan an option ("Option") to purchase on the last business day of such Plan Period (the "Exercise Date"), at the Option Price hereinafter provided for, the largest number of whole shares of Common Stock of the Company as does not exceed the number of shares determined by multiplying $2,083 by the number of full months in the Offering Period and dividing the result by the closing price (as defined below) on the Offering Commencement Date of such Plan Period. The purchase price for each share purchased will be 85% of the closing price of the Common Stock on (i) the first business day of such Plan Period or (ii) the Exercise Date, whichever closing price shall be less. Such closing price shall be (a) the closing price on any national securities exchange on which the Common Stock is listed, (b) the closing price of the Common Stock on the Nasdaq National Market or (c) the average of the closing bid and asked prices in the over-the-counter-market, whichever is applicable, as published in The Wall Street Journal. If no sales of Common Stock were made on such a day, the price of the Common Stock for purposes of clauses (a) and (b) above shall be the reported price for the next preceding day on which sales were made. Each employee who continues to be a participant in the Plan on the Exercise Date shall be deemed to have exercised his Option at the Option Price on such date and shall be deemed to have purchased from the Company the number of full shares of Common Stock reserved for the purpose of the Plan that his accumulated payroll deductions on such date will pay for, but not in excess of the maximum number determined in the manner set forth above. Any balance remaining in an employee's payroll deduction account at the end of a Plan Period will be automatically refunded to the employee, except that any balance which is less than the purchase price of one share of Common Stock will be carried forward into the employee's payroll deduction account for the following Offering, unless the employee elects not to participate in the following Offering under the Plan, in which case the balance in the employee's account shall be refunded. 10. Issuance of Certificates. Certificates representing shares of Common Stock purchased under the Plan may be issued only in the name of the employee, in the name of the employee and another person of legal age as joint tenants with rights of survivorship, or (in the Company's sole discretion) in the name of a brokerage firm, bank or other nominee holder designated by the employee. The Company may, in its sole discretion and in compliance with applicable laws, authorize the use of book entry registration of shares in lieu of issuing stock certificates. 11. Rights on Retirement, Death or Termination of Employment. In the event of a participating employee's termination of employment prior to the last business day of a Plan Period, no payroll deduction shall be taken from any pay due and owing to an employee and the balance in the employee's account shall be paid to the employee or, in the event of the employee's death, (a) to a beneficiary previously designated in a revocable notice signed by the employee (with any spousal consent required under state law) or (b) in the absence of such a designated beneficiary, to the executor or administrator of the employee's estate or (c) if no such executor or administrator has been appointed to the knowledge of the Company, to such other person(s) as the Company may, in its discretion, designate. If, prior to the last business day of the Plan Period, the Designated Subsidiary by which an employee is employed shall cease to be a subsidiary of the Company, or if the employee is transferred to a subsidiary of the Company that is not a Designated Subsidiary, the employee shall be deemed to have terminated employment for the purposes of this Plan. 12. Optionees Not Stockholders. Neither the granting of an Option to an employee nor the deductions from his pay shall constitute such employee a stockholder of the shares of Common Stock covered by an Option under this Plan until such shares have been purchased by and issued to him. 13. Rights Not Transferable. Rights under this Plan are not transferable by a participating employee other than by will or the laws of descent and distribution, and are exercisable during the employee's lifetime only by the employee. 14. Application of Funds. All funds received or held by the Company under this Plan may be combined with other corporate funds and may be used for any corporate purpose. 15. Adjustment in Case of Changes Affecting Common Stock. In the event of a subdivision of outstanding shares of Common Stock, or the payment of a dividend in Common Stock, the number of shares approved for this Plan, and the share limitation set forth in Section 9, shall be increased proportionately, and such other adjustment shall be made as may be deemed equitable by the Board or the Committee. In the event of any other change affecting the Common Stock, such adjustment shall be made as may be deemed equitable by the Board or the Committee to give proper effect to such event. 16. Merger. If the Company shall at any time merge or consolidate with another corporation and the holders of the capital stock of the Company immediately prior to such merger or consolidation continue to hold at least 80% by voting power of the capital stock of the surviving corporation ("Continuity of Control"), the holder of each Option then outstanding will thereafter be entitled to receive at the next Exercise Date upon the exercise of such Option for each share as to which such Option shall be exercised the securities or property which a holder of one share of the Common Stock was entitled to upon and at the time of such merger or consolidation, and the Board or the Committee shall take such steps in connection with such merger or consolidation as the Board or the Committee shall deem necessary to assure that the provisions of Section 15 shall thereafter be applicable, as nearly as reasonably may be, in relation to the said securities or property as to which such holder of such Option might thereafter be entitled to receive thereunder. In the event of a merger or consolidation of the Company with or into another corporation which does not involve Continuity of Control, or of a sale of all or substantially all of the assets of the Company while unexercised Options remain outstanding under the Plan, (a) subject to the provisions of clauses (b) and (c), after the effective date of such transaction, each holder of an outstanding Option shall be entitled, upon exercise of such Option, to receive in lieu of shares of Common Stock, shares of such stock or other securities as the holders of shares of Common Stock received pursuant to the terms of such transaction; or (b) all outstanding Options may be cancelled by the Board or the Committee as of a date prior to the effective date of any such transaction and all payroll deductions shall be paid out to the participating employees; or (c) all outstanding Options may be cancelled by the Board or the Committee as of the effective date of any such transaction, provided that notice of such cancellation shall be given to each holder of an Option, and each holder of an Option shall have the right to exercise such Option in full based on payroll deductions then credited to his account as of a date determined by the Board or the Committee, which date shall not be less than ten (10) days preceding the effective date of such transaction. 17. Amendment of the Plan. The Board may at any time, and from time to time, amend this Plan in any respect, except that (a) if the approval of any such amendment by the shareholders of the Company is required by Section 423 of the Code, such amendment shall not be effected without such approval, and (b) in no event may any amendment be made which would cause the Plan to fail to comply with Section 423 of the Code. 18. Insufficient Shares. In the event that the total number of shares of Common Stock specified in elections to be purchased under any Offering plus the number of shares purchased under previous Offerings under this Plan exceeds the maximum number of shares issuable under this Plan, the Board or the Committee will allot the shares then available on a pro rata basis. 19. Termination of the Plan. This Plan may be terminated at any time by the Board. Upon termination of this Plan all amounts in the accounts of participating employees shall be promptly refunded. 20. Governmental Regulations. The Company's obligation to sell and deliver Common Stock under this Plan is subject to listing on a national stock exchange or quotation on the Nasdaq National Market (to the extent the Common Stock is then so listed or quoted) and the approval of all governmental authorities required in connection with the authorization, issuance or sale of such stock. 21. Governing Law. The Plan shall be governed by Massachusetts law except to the extent that such law is preempted by federal law. 22. Issuance of Shares. Shares may be issued upon exercise of an Option from authorized but unissued Common Stock, from shares held in the treasury of the Company, or from any other proper source. 23. Notification upon Sale of Shares. Each employee agrees, by entering the Plan, to promptly give the Company notice of any disposition of shares purchased under the Plan where such disposition occurs within two years after the date of grant of the Option pursuant to which such shares were purchased. 24. Effective Date and Approval of Shareholders. The Plan shall take effect on June 13, 2001 subject to approval by the shareholders of the Company as required by Section 423 of the Code, which approval must occur within twelve months of the adoption of the Plan by the Board.