Form 10-Q
period 2001-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 2001-11-13
CIK 1012887

 BOSTON 1289570v1 SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 10549 FORM 10-Q (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001 or ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number: 0-28432 Boston Communications Group, Inc. (Exact name of registrant as specified in its charter) Massachusetts 04-3026859 ----------------------------- ------------------ (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.) 100 Sylvan Road, Woburn, Massachusetts 01801 (Address of principal executive offices) Registrant's telephone number, including area code: (781) 904-5000 ----------------------------------------------------------------- (Former name, former address, former fiscal year, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ) Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 2, 2001 the Company had outstanding 17,178,753 shares of common stock, $.01 par value per share. BOSTON 1289570v1 INDEX PART I. FINANCIAL INFORMATION: Item 1. Financial Statements (Unaudited) Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000. Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000. Notes to Consolidated Financial Statements Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Factors That May Affect Future Results Item 3. Quantitative and Qualitative Disclosures About Market Risk PART II. OTHER INFORMATION: Item 1. Legal Proceedings Item 6. Exhibits and Reports on Form 8-K This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding revenue growth in the fourth quarter of 2001 and for the full year 2002, increased average monthly minutes of usage per subscriber as carriers reduce subscriber retail rates and offer prepaid rate plans with features that are on par with postpaid plans, the increase in total minutes of use due to higher average minutes of use per subscriber and the addition of new subscribers, the continued decline in Prepaid Wireless per minute rates as growth in carrier minutes of usage results in volume discounts, reduction of Roaming Service revenues resulting from the trend of consolidation in the wireless industry and national carriers offering one-rate registered roaming plans, reductions in Roaming Service gross margins, reductions in sales and marketing expenses as a percentage of revenues as the Company's revenues grow and the Company continues to leverage and manage its expenses, the increase in depreciation expense as additional equipment and software is purchased and placed into service and the anticipation that interest income may not grow at historical rates as interest rates earned on the Company's investments have decreased due to the impact of the recent Federal Reserve rate reductions. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These important factors include, without limitation, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Factors That May Affect Future Results" and "Quantitative and Qualitative Disclosures About Market Risk" set forth in Items 2 and 3 of Part I of this Quarterly Report on Form 10-Q. The Company does not assume any obligation to update any forward-looking statements made herein. BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited) September 30, December 31, ASSETS 2001 2000 ------------------ ---------------- Current assets: Cash and cash equivalents $33,967 $50,499 Short-term investments 24,597 4,111 Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $1,022 in 2001 and $2,032 in 2000 11,724 13,761 Inventory 998 895 Prepaid expenses and other assets 1,322 1,163 ------------------------------------------------------------------------------- ------------------ ---------------- Total current assets 72,608 70,429 Property and equipment, net 40,728 45,037 Goodwill, net 1,792 2,247 Other assets 206 931 ------------------------------------------------------------------------------- ------------------ ---------------- Total assets $115,334 $118,644 ------------------------------------------------------------------------------- ------------------ ---------------- LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities: Accounts payable $853 $1,481 Accrued expenses 13,527 16,166 Deferred revenue 1,795 2,851 Income taxes payable 740 1,484 Current maturities of capital lease obligations 1,046 1,186 ------------------------------------------------------------------------------- ------------------ ---------------- Total current liabilities 17,961 23,168 Deferred income taxes 330 39 Capital lease obligations, net of current maturities -- 740 Shareholders' equity: Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding -- -- Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized, 17,279,639 and 17,078,988 shares issued in 2001 and 2000, respectively 173 171 Additional paid-in capital 99,527 98,285 Treasury Stock (101,420 shares), at cost (673) (673) Accumulated deficit (1,984) (3,086) ------------------------------------------------------------------------------- ------------------ ---------------- Total shareholders' equity 97,043 94,697 ------------------------------------------------------------------------------- ------------------ ---------------- Total liabilities and shareholders' equity $115,334 $118,644 ------------------------------------------------------------------------------- ------------------ ---------------- BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts) (Unaudited) Three months ended Nine months ended September 30, September 30, 2001 2000 2001 2000 ---- ---- ---- ---- REVENUES: Prepaid wireless services $11,169 $13,940 $37,636 $39,000 Roaming services 3,109 4,556 9,661 13,952 System sales 1,609 1,353 4,696 3,307 ------------------------------------------------------------------ --------------- ---------------- ------------------ ---------------- 15,887 19,849 51,993 56,259 EXPENSES: Cost of prepaid wireless services revenues 3,458 3,750 11,231 10,547 Cost of Prepaid Wireless Services revenues - special 3,629 - 3,629 charge - Cost of roaming services revenues 2,556 3,720 8,213 11,315 Cost of system revenues 761 449 2,196 1,570 Engineering, research and development 1,794 2,155 6,000 5,822 Sales and marketing 905 1,101 3,445 3,915 General and administrative 1,350 1,658 4,687 5,092 Depreciation and amortization 3,936 4,197 11,756 11,911 ------------------------------------------------------------------ --------------- ---------------- ------------------ ---------------- 18,389 17,030 51,157 50,172 ------------------------------------------------------------------ --------------- ---------------- ------------------ ---------------- Operating income (loss) (2,502) 2,819 836 6,087 Interest income 546 499 1,892 1,312 Other expense (894) -- (894) -- ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Income (loss) from continuing operations before income taxes (2,850) 3,318 1,834 7,399 Provision (benefit) for income taxes (1,140) 1,194 732 2,951 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Income (loss) from continuing operations (1,710) 2,124 1,102 4,448 Income from discontinued operations -- 586 -- 1,177 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Net income (loss) ($1,710) $2,710 $1,102 $5,625 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Basic net income (loss) per common share: Continuing operations ($0.10) $0.13 $0.06 $0.27 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Net income (loss) ($0.10) $0.16 $0.06 $0.34 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Weighted average common shares outstanding 17,112 16,803 17,062 16,715 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Diluted net income (loss) per common share: Continuing operations ($0.10) $0.12 $0.06 $0.26 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Net income (loss) ($0.10) $0.15 $0.06 $0.32 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- Weighted average common shares outstanding 17,112 17,750 17,476 17,370 ------------------------------------------------------------------ --------------- --------------- ------------------- ---------------- BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited) Nine months ended September 30, 2001 2000 ------------------------------------------------------------------------------- --------------- --------------- OPERATING ACTIVITIES Net income from continuing operations $1,102 $4,448 Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization 11,756 11,911 Deferred income taxes 291 2,203 Non-cash other expense 600 One-time charge 3,629 - Changes in operating assets and liabilities: Accounts receivable 2,037 62 Inventory (103) 973 Prepaid expenses and other assets (34) (801) Accounts payable and accrued expenses (7,952) 3,163 Income taxes payable (744) (12) ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by continuing operations 10,582 23,470 Income from discontinued operations - 1,177 Net change in operating assets and liabilities of discontinued operations - 61 ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by operating activities from discontinued operations - 1,238 ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by operations 10,582 24,708 INVESTING ACTIVITIES Purchases of property and equipment (6,992) (15,285) Sales of short-term investments 4,135 9,879 Purchases of short-term investments (24,621) (8,859) ------------------------------------------------------------------------------- --------------- --------------- Net cash used in investing activities (27,478) (14,265) FINANCING ACTIVITIES Proceeds from exercise of stock options and employee stock purchase 1,244 1,689 plan Repayment of capital leases (880) (1,272) ------------------------------------------------------------------------------- --------------- --------------- Net cash provided by (used in) financing activities 364 417 Increase (decrease) in cash and cash equivalents (16,532) 10,860 Cash and cash equivalents at beginning of period 50,499 21,145 ------------------------------------------------------------------------------- --------------- --------------- Cash and cash equivalents at end of period $33,967 $32,005 ------------------------------------------------------------------------------- --------------- --------------- See accompanying notes. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 1. Basis of Presentation . The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000. . 2. Significant Accounting Policies Revenue Recognition The Company earns prepaid wireless services revenues by processing prepaid wireless minutes and earns roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. These revenues are recognized when the service is provided and is recorded net of estimated billing adjustments. The Company recognizes revenue from the sale of systems at the time the systems are shipped. Revenue from the installation of systems is deferred until the entire installation is complete. The Company's revenues have been recognized in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". Legal Costs The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. 3. Special Charges In the third quarter of 2001, the Company recorded a one-time charge of $3.6 million to principally accrue for legal expenses estimated by the Company's outside counsel to be incurred in the defense of a patent infringement suit brought by Freedom Wireless. The Company believes that the claims made by Freedom Wireless are without merit and will vigorously defend the action. In addition, the Company also recorded a one-time charge of $894,000, primarily for the permanent impairment of a cost based investment. (in thousands of dollars) Fiscal 2000 Fiscal 2001 -------------------------- -------------------------- Initial Pay-ments December 31 Additional Pay-ments September charges 2000 Balance charges 30 2001 Balance Cash charges: Legal fees primarily associated with the Freedom Wireless patent infringement suit $2,600 $114 $2,486 $3,600 $2,393 $3,693 ====== ==== ====== ====== ====== ====== 4. Earnings Per Share The following table sets forth the computation of basic and diluted net income per share for: Three months ended Nine months ended September 30, September 30, (in 000's, except per share amounts) 2001 2000 2001 2000 ------------------------------------------------------ ------------ ---------- ----------- ------------ Numerator for basic and diluted earnings per share: Income (loss) from continuing operations ($1,710) $2,124 $1,102 $4,448 Income from discontinued operations --- 586 --- 1,177 ------------------------------------------------------ ------------ ---------- ----------- ------------ Net income (loss) ($1,710) $2,710 $1,102 $5,625 Denominator: Denominator for basic earnings per share 17,112 16,803 17,062 16,715 Effect of dilutive employee stock options --- 947 414 655 ------------------------------------------------------ ------------ ---------- ----------- ------------ Denominator for diluted earnings per share 17,112 17,750 17,476 17,370 ------------------------------------------------------ ------------ ---------- ----------- ------------ Basic net income per common share: Income (loss) from continuing operations ($0.10) $0.13 $0.06 $0.27 Income from discontinued operations --- $0.03 --- $0.07 ------------------------------------------------------ ------------ ---------- ----------- ------------ Net income (loss) ($0.10) $0.16 $0.06 $0.34 ------------------------------------------------------ ------------ ---------- ----------- ------------ Diluted net income per common share: Income (loss) from continuing operations ($0.10) $0.12 $0.06 $0.26 Income from discontinued operations --- $0.03 --- $0.06 ------------------------------------------------------ ------------ ---------- ----------- ------------ Net income (loss) ($0.10) $0.15 $0.06 $0.32 ------------------------------------------------------ ------------ ---------- ----------- ------------ 5. Inventory Inventories consisted of the following at: (in 000's) September 30, 2001 December 31, 2000 -------------------------------- ----------------------- ---------------------- Purchased parts $701 $ 490 Work-in-process 297 405 -------------------------------- ----------------------- ---------------------- $998 $ 895 -------------------------------- ----------------------- ---------------------- 6. Segment Reporting (in 000's except percentages) Prepaid Eliminations Three months ended Wireless Roaming September 30, Services Services Systems Total -------------------------------- ----------- ------------ ------------ ------------------ ----------- 2001 Revenues $11,169 $3,109 $1,690 ($81) $15,887 ======= ====== ====== ===== ======= Gross margin (1) 4,082 553 880 (32) 5,483 ===== === === ==== ===== Gross margin percentage (1) 37% 18% 52% 35% === === === === 2000 Revenues $13,940 $4,556 $4,803 ($3,450) $19,849 ======= ====== ====== ======== ======= Gross margin 10,190 836 2,246 (1,342) 11,930 ====== === ===== ======= ====== Gross margin percentage 73% 18% 47% 60% === === === === Prepaid Nine months ended Wireless Roaming September 30, Services Services Systems Eliminations Total -------------------------------- ----------- ------------ ------------ ------------------ ----------- 2001 Revenues $37,636 $9,661 $5,919 ($1,223) $51,993 ======= ====== ====== ======== = ======= Gross margin (1) 22,776 1,448 2,908 (408) 26,724 ====== ===== ===== ===== ====== Gross margin percentage (1) 61% 15% 49% 51% === === === === 2000 Revenues $39,000 $13,952 $13,113 ($9,806) $56,259 ======= ======= ======= ======== ======= Gross margin 28,454 2,636 5,551 (3,814) 32,827 ====== ===== ===== ======= ====== Gross margin percentage 73% 19% 42% 58% === === === === (1) The results for the three and nine months ended September 30, 2001 include a one-time charge of $3.6 million principally for estimated legal expenses expected to be incurred in connection with the Freedom Wireless patent infringement suit which is classified as a cost of prepaid wireless services. 7. Discontinued Operations On November 7, 2000, the Company sold the net assets of its Teleservices business for approximately $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $20 million through 2005, based upon the achievement of predetermined revenue targets. There can be no assurances that the Teleservices business will be successful in meeting the predetermined revenue targets or that the Company will earn any of the potential cash payments available. Pursuant to APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," the Consolidated Financial Statements have been reclassified to reflect the sale of the Teleservices business. Accordingly, the operating results of the Teleservices business have been segregated as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Operating results from discontinued operations for the three and nine months ended September 30, 2000 are as follows: Three months Nine months ended ended September 30, 2000 ---------------------------------------------------------------------- ---------------------------------- --------------------------------------------------------------------------------------------------------- Net revenues $7,528 $22,050 --------------------------------------------------------------------------------------------------------- Income from discontinued operations 586 1,177 --------------------------------------------------------------------------------------------------------- Basic net income from discontinued operations Per common share .03 .07 --------------------------------------------------------------------------------------------------------- Diluted net income from discontinued operations Per common share .03 .06 --------------------------------------------------------------------------------------------------------- 8. Recent Accounting Pronouncements In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142") "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of $600,000 per year through 2003 and $400,000 in 2004. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect of this test will be on the earnings and financial position of the Company. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt FAS 144 for the fiscal year beginning after December 15, 2001 and is currently in the process of evaluating the impact on its consolidated financial statements. 9. Contingencies - Legal In March, 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringe a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. The Company has indemnification obligations with respect to the other defendants. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The complaint has been amended to include a claim relating to the infringement of a continuation patent. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action. In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleged that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier has subsequently dropped the claim of tortious interference with contract and added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million. The Company believes that the claim is without merit MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Consolidated Results of Operations The Company's total revenues decreased 20% from $19.8 million for the three months ended September 30, 2000 to $15.9 million for the three months ended September 30, 2001 and decreased 7% from $56.2 million for the nine months ended September 30, 2000 to $52.0 million for the nine months ended September 30, 2001. During the three month period, the decrease was primarily attributable to a 32% decline in the Company's non-core business, roaming services and a 20% decrease in prepaid wireless services, partially offset by a 19% increase in systems revenues, excluding inter-segment sales. For the nine-month period, the decrease primarily resulted from a 31% decrease in the Company's roaming services and to a lesser extent, a decrease of 3% in prepaid wireless services. These decreases were partially offset by a 42% increase in systems revenues, excluding inter-segment sales. Excluding the effects of one-time charges in the three and nine months ended September 30, 2001, the operating income from continuing operations was $1.1 million and $4.5 million, respectively. Including the one-time charges, the Company generated an operating loss of $2.5 million during the three months ended September 30, 2001 compared to operating income of $2.8 million for the corresponding period in the prior year. Including the one-time charges for the nine months ended September 30, 2001, the Company generated operating income of $836,000 compared to $6.1 million for the corresponding period in 2000. The specifics of each division's revenues and gross margins are discussed in greater detail below. Segment Data (in 000's except percentages) Prepaid Three months ended Wireless Roaming September 30, Services Services Systems Eliminations Total -------------------------------- ----------- ------------ ------------ ------------------ ----------- 2001 Revenues $11,169 $3,109 $1,690 ($81) $15,887 ======= ====== ====== ===== ======= Gross margin, excluding one-time charge 7,711 553 880 (32) 9,112 ===== === === ==== ===== Gross margin percentage, excluding one-time charge 69% 18% 52% 57% === === === === Gross margin (1) 4,082 553 880 (32) 5,483 ===== === === ==== ===== Gross margin percentage (1) 37% 18% 52% 35% === === === === 2000 Revenues $13,940 $4,556 $4,803 ($3,450) $19,849 ======= ====== ====== ======== ======= Gross margin 10,190 836 2,246 (1,342) 11,930 ====== === ===== ======= ====== Gross margin percentage 73% 18% 47% 60% === === === === Prepaid Nine months ended Wireless Roaming September 30, Services Services Systems Eliminations Total -------------------------------- ----------- ------------ ------------ ------------------ ----------- 2001 Revenues $37,636 $9,661 $5,919 ($1,223) $51,993 ======= ====== ====== ======== = ======= Gross margin, excluding one-time charge 26,405 1,448 2,908 (408) 30,353 ====== ===== ===== ===== ====== Gross margin percentage, excluding one-time charge 70% 15% 49% 58% === === === === Gross margin (1) 22,776 1,448 2,908 (408) 26,724 ====== ===== ===== ===== ====== Gross margin percentage (1) 61% 15% 49% 51% === === === === 2000 Revenues $39,000 $13,952 $13,113 ($9,806) $56,259 ======= ======= ======= ======== ======= Gross margin 28,454 2,636 5,551 (3,814) 32,827 ====== ===== ===== ======= ====== Gross margin percentage 73% 19% 42% 58% === === === === (1) The results for the three and nine months ended September 30, 2001 include a one-time charge of $3.6 million principally for estimated legal expenses expected to be incurred in connection with the Freedom Wireless patent infringement suit which is classified as cost of prepaid wireless services. Prepaid Wireless Services Prepaid Wireless Services revenues decreased 20% from $13.9 million in the three months ended September 30, 2000 to $11.2 million for the three months ended September 30, 2001 and decreased 4% from $39.0 million in the nine months ended September 30, 2000 to $37.6 million for the nine months ended September 30, 2001. The decreases were primarily due to the loss of Rogers ATandT Wireless, a Canadian prepaid customer, and were partially offset by increased minutes of use and subscribers from the Company's U.S. carrier customers. Average minutes of use per subscriber grew 21%, from 47 minutes to 57 minutes in the third quarter of 2000 and 2001, respectively. This growth is primarily attributable to carriers reducing their retail rates to subscribers and offering more prepaid features and functionality. The Company expects that average minutes of use per subscriber will continue to grow as carriers reduce subscriber rates further and offer prepaid rate plans with features that are on par with postpaid plans. The Company also expects that total minutes of use will increase in the fourth quarter of 2001 and beyond, as the average minutes of use per subscriber grows and more subscribers are added to the Company's prepaid platform. During the third quarter of 2001, 180,000 net subscribers were added to the platform, bringing the total subscriber base to 2.4 million. As minutes of use grow, the average price per minute the Company charges to its carriers will continue to decline since the carrier contracts allow for greater volume discounts. Excluding one-time charges, gross margins for Prepaid Wireless Services decreased from 73% for the three months ended September 30, 2000 to 69% for the three months ended September 30, 2001 and from 73% for the nine months ended September 30, 2000 to 70% for the nine months ended September 30, 2001. The decrease resulted primarily from lower revenues and, therefore, lower absorption of fixed costs. Including one-time charges, gross margins for Prepaid Wireless Services decreased from 73% for the three months ended September 30, 2000 to 37% for the three months ended September 30, 2001 and from 73% for the nine months ended September 30, 2000 to 61% for the nine months ended September 30, 2001. Gross margins for the three and nine months ended September 30, 2001 include a one-time charge for a $3.6 million accrual for legal expenses. The charge for legal expenses consists primarily of estimated fees the Company will incur in the defense of the patent infringement suit brought by Freedom Wireless. Roaming Services Roaming services revenues decreased 32% from $4.5 million for the three months ended September 30, 2000 to $3.1 million for the three months ended September 30, 2001 and decreased 31% from $13.9 million for the nine months ended September 30, 2000 to $9.6 million for the nine months ended September 30, 2001. The continued decline in roaming services revenues is primarily attributable to consolidation in the wireless telecommunications industry and an increase in one-rate registered roaming plans offered by some national carriers. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decline in absolute dollars and as a percentage of total revenues. Gross margins for Roaming Services remained consistent at 18% of roaming services revenues for the three months ended September 30, 2000 and 2001, and decreased from 19% for the nine months ended September 30, 2000 to 15% of roaming services revenues for the nine month period ended September 30, 2001. The decrease primarily resulted from lower revenues and, therefore, lower absorption of fixed costs. Roaming Services gross margins are expected to continue to decrease as revenues decrease in the fourth quarter of 2001 and for the full year 2002. Systems Systems revenues, excluding inter-segment revenues, increased 19% from $1.4 million in the third quarter of 2000 to $1.6 million in the third quarter of 2001 and increased 42% from $3.3 million for the nine months ended September 30, 2000 to $4.7 million for the same period in 2001. The increases in systems revenues, net of inter-segment revenues, for the three and nine month periods ended September 30, 2001 was due to an increase in the sale of international prepaid systems. Systems revenues, including inter-segment revenues, decreased 65% from $4.8 million in the third quarter of 2000 to $1.7 million in the third quarter of 2001 and decreased 55% from $13.1 million for the nine months ended September 30, 2000 to $5.9 million for the same period in 2001. These decreases in revenues, including inter-segment revenues, reflect a decrease in inter-segment revenue generated from prepaid V-nodes. Gross margins for Systems increased from 47% of systems revenues in the three months ended September 30, 2000 to 52% in the three months ended September 30, 2001 and increased from 42% of systems revenues for the nine months ended September 30, 2000 to 49% for the nine months ended September 30, 2001. The increase resulted from increased recurring service revenues that yielded higher margins. Operating Data 2001 2000 ------------------------------------------------------------ Three months ended September 30, % of Total % of Total ($ in thousands) Total Revenues Total Revenues ------------------------------------------------------------ ------------ -------------- -------------- -------------- Total revenues $15,887 100% $19,849 100% ------------------------------------------------------------ Engineering, research and development 1,794 11% 2,155 11% ------------------------------------------------------------ Sales and marketing 905 6% 1,101 6% ------------------------------------------------------------ General and administrative 1,350 8% 1,658 8% ------------------------------------------------------------ Depreciation and amortization 3,936 25% 4,197 21% ------------------------------------------------------------ 2001 2000 ------------------------------------------------------------ Nine months ended September 30, % of Total % of Total ($ in thousands) Total Revenues Total Revenues ------------------------------------------------------------ ------------ -------------- ------------- --------------- Revenues $51,993 100% $56,259 100% ------------------------------------------------------------ Engineering, research and development 6,000 12% 5,822 10% ------------------------------------------------------------ Sales and marketing 3,445 7% 3,915 7% ------------------------------------------------------------ General and administrative 4,687 9% 5,092 9% ------------------------------------------------------------ Depreciation and amortization 11,756 23% 11,911 21% ------------------------------------------------------------ Engineering, research and development expenses Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses remained consistent at 11% of revenues for the three months ended September 30, 2000 and 2001, and increased from 10% to 12% of total revenues for the nine months ended September 30, 2000 and 2001, respectively. The increase primarily resulted from lower revenues and from additional resources devoted to expanding and enhancing the features and functionality of the Company's IVSN and transaction processing platform, in addition to resources devoted to the Company's m-commerce initiatives. Sales and marketing expenses Sales and marketing expenses include direct sales, marketing and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, advertising and other promotional expenses. As a percentage of total revenues, sales and marketing expenses remained consistent at 6% for the three months ended September 30, 2000 and 2001, and 7% for the nine months ended September 30, 2000 and 2001, respectively. Sales and marketing expenses are expected to decrease as a percentage of total revenues in the fourth quarter of 2001 and for the full year 2002, as the Company expects revenues to grow and expects to continue to leverage and manage expenses. General and administrative expenses General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. As a percentage of total revenues, general and administrative expenses remained consistent at 8% of total revenues for the three months ended September 30, 2000 and 2001, and 9% for the nine months ended September 30, 2000 and 2001, respectively. General and administrative expenses, in absolute dollars, decreased for all periods as the Company continued to successfully manage and leverage its overhead costs. Depreciation and amortization expense Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements and amortization of capitalized software and goodwill. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions has previously been amortized over eight years but will no longer be amortized beginning January 1, 2002 in accordance with recent accounting pronouncements FAS 141 and FAS 142. Depreciation and amortization expense increased from 21% to 25% of total revenues for the three months ended September 30, 2000 and 2001 and increased from 21% to 23% of total revenues for the nine months ended September 30, 2000 and 2001. The decrease in absolute dollars for both periods was primarily due to certain capital equipment becoming fully depreciated in 2001. Depreciation and amortization expense is expected to increase in absolute dollars during the fourth quarter of 2001 and for the full year 2002 as additional equipment and software is purchased and placed in service to support the Company's IVSN and transaction processing platform. Interest income Net interest income increased from $499,000 for the three month period ended September 30, 2000 to $546,000 for the three months ended September 30, 2001 and from $1.3 million in the nine month period ended September 30, 2000 to $1.9 million in the nine month period ended September 30, 2001. The increase in interest income was earned primarily from cash generated from operations and the sale of the Company's Teleservices business. Net interest income may not grow at historical rates, as interest rates earned on the Company's investments have decreased due to the impact of the recent Federal Reserve rate reductions. Other expense Other expense of $894,000 for the three and nine months ended September 30, 2001 resulted from a one-time charge primarily for the permanent impairment of a cost-based investment. Provision (benefit) for income taxes An income tax benefit of $1.1 million for the three months ended September 30, 2001 and income tax expense of $732,000 for the nine month period ended September 30, 2001 yielded a 40% income tax rate compared to $1.2 million or 36% for the three months ended September 30, 2000 and $3.0 million or 40% for the nine months ended September 30, 2000. The Company's effective income tax rate for the three months ended September 30, 2000 was less than the statutory rate of 40% due to the Company's reversal of a valuation allowance against the deferred tax asset resulting from improved profitability. Income (loss) from discontinued operations The Company's Teleservices business was sold in November 2000 and has been recorded as a discontinued operation for all periods presented. Income from discontinued operations was $586,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively. Liquidity and Capital Resources Cash, cash equivalents and short-term investments increased to $58.6 million September 30, 2001 compared to $54.6 million at December 31, 2000. Net cash provided by operations of $10.6 million for the nine months ended September 30, 2001 resulted from $1.1 million in net income from continuing operations, along with adjustments for depreciation and amortization of $11.8 million, a one-time charge of $3.6 million and a non-cash other expense of $600,000 for the permanent impairment of a cost-based investment. These amounts were offset by a decrease of $8.5 million in the Company's accounts payable and accrued expenses due to the timing of payments. The Company's investing activities utilized $27.5 million of net cash during the nine-month period ended September 30, 2001, primarily for purchases of short-term investments. During the nine-month period, the Company also made $7.0 million in purchases of telecommunications systems equipment and software for expansion of the Company's IVSN and transaction processing platform. The Company's financing activities generated $364,000 in net cash during the nine months ended September 30, 2001, due to proceeds from the exercise of stock options that were partially offset by payments of capital lease obligations. The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations would be sufficient to finance the Company's operations for at least the next 12 months. Certain Factors That May Affect Future Results Historically, a significant portion of the Company's revenues in any particular period have been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of minutes of usage generated and the rates per minute paid to the Company by these customers. A loss of business from any of the Company's major customers, including a decrease in business due to factors outside the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain Prepaid Wireless services contracts will expire in 2002 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. If any of these contracts are not renewed, the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if each of the contracts is renewed, some contractual rates per minute will likely be lower than in previous years. If subscriber levels and minutes of usage decline, revenue and gross margins could be adversely affected due to these lower rates. These contracts are not exclusive and therefore do not prevent the Company's customers from using competitor's prepaid platforms. One of the Company's former customers, Rogers ATandT Wireless, did not renew its prepaid contract and brought its prepaid program in-house. There can be no assurances that other customers will not follow suit and elect not to use the Company's services to offer prepaid wireless services and the Company may not be able to replace these subscribers with new subscribers. There can be no assurance that the Company will successfully support and enhance the IVSN and transaction processing platform effectively to avoid system outages and any associated loss in revenue. Nor can there be any assurances that the market for the Company's prepaid service will continue to develop, or that the Company's IVSN and transaction processing platform will successfully support current and future growth. Furthermore, the Company has expended significant amounts of capital to support the agreements it has secured with its carrier customers. Because prepaid revenues are principally generated by prepaid subscriber minutes of use, the Company's revenues can be impacted by the carrier's ability to successfully market and sell prepaid services and the timing of when they promote prepaid services. Revenues from the Company's Prepaid Wireless Service business are dependent on the Company's ability to retain subscribers on the network and generate additional minutes of usage and there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase. Any increase in the Company's churn rate could result in reductions in related subscribers and therefore revenues. The Company is expecting that most of its prepaid carriers will emphasize and promote their prepaid programs during the fourth quarter 2001 holiday season and beyond. There can be no guarantee that these programs will occur or that they will be successful in generating additional revenue for the Company. The Company is currently devoting significant resources toward the support and enhancement of its prepaid wireless services and systems to maintain system reliability and expand the IVSN and transaction processing platform. The Company has experienced network outages that have resulted in reductions in revenue due to penalty clauses contained in certain of the Company's carrier customer contracts. If the Company's future efforts to avoid outages are unsuccessful, such outages could result in additional lost revenue for the Company and damage the Company's reputation. The occurrence of one or more outages could have a material adverse effect on the Company's business, operating results and financial condition. The Company announced in November, 2000 that it had sold the assets of its Teleservices business to Teletech Holdings, Inc. for $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $20 million through 2005, based upon achievement of predetermined revenue targets. There can be no assurances that the Company will be successful in meeting the predetermined revenue targets or earning any of the potential cash payments available. The Company continues to invest in additional technologies including bcgi Wireless Wallet and other new applications to expand its Prepaid Wireless Services business. There can be no assurances that there will be a market for these technologies, that the Company will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. In addition, the failure of any of these technologies may result in asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition. The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors including variations in subscriber additions, customer rates per minute and minutes of use, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, the loss of customers, seasonal trends, variations in the level of system sales, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced growth in recent years, there can be no assurance that such growth will continue at similar rates, or at all, or that wireless carriers will continue to use the Company's services. The Company expects that demand for its roaming services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and carriers offer more national one-rate roaming plans. In addition, prepaid wireless services are relatively new services in new markets. If the growth in prepaid services does not materialize as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless industry. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all. Furthermore, a rapid shift away from the use of wireless services in favor of other services could offset demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. The Company has expanded its operations rapidly, creating significant demands on the Company's management, administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage operational changes effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected. The Company's operations are supported by many hardware components and software applications from third party vendors, sometimes licensed from single vendors. There can be no assurances that these hardware components and software applications will function in accordance with specifications agreed upon by the Company and its vendors, that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices. If the hardware and software do not function as specified or if the Company can no longer license software from certain vendors or otherwise obtain the software, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Systems customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which protects the Company from foreign currency fluctuations. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control. In addition, under the current economic conditions, many corporations are reducing their capital budgets dramatically. Any such reductions in the capital budgets of the Company's customers could reduce demand for the Company's systems offerings. The market for services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services offered by the Company. In addition, many wireless carriers are providing, or can provide in-house, the services that the Company offers. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and, consequently, the entrance of new competitors in the future. An important factor in the future success of the Company's prepaid wireless service will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. An increase in competition or the inability of the Company to provide, at competitive prices, more functionality and features could result in price reductions and loss of market share and could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's success and ability to compete is dependent in part upon its proprietary technology and its ability to protect such technology. The Company continues to defend its proprietary technology against patent infringement litigation, including the Freedom Wireless lawsuit. If the Freedom Wireless lawsuit goes to trial, significant additional costs will be incurred to defend this claim. Also, if patent infringement judgments are entered against the Company or unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's operations are dependent on its ability to maintain its computer, switching and other telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations. Item 3. Quantitative and Qualitative Disclosures About Market Risk All products sold to international customers are priced in U.S. dollars. In addition, many Systems business customers are multinational corporations that are publicly traded in the U.S. All payments are received in U.S. dollars which helps to protect the Company from the need to hedge against foreign currency risk. As a result, the Company is typically protected from accounts receivable losses. However, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control. PART II. OTHER INFORMATION: Item 1. Legal Proceedings In March, 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringed a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. The Company has indemnification obligations with respect to the other defendants. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The complaint has been amended to include a claim relating to the infringement of a continuation patent. The Company does not believe that it infringed these patents and believes that it has meritorious defenses to the action. In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleged that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier has subsequently dropped the claim of tortious interference with contract and added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million. The Company believes that the claim is without merit. Item 6. Exhibits and Reports on Form 8-K a) Exhibits NONE b) Reports on Form 8-K NONE SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Boston Communications Group, Inc. (Registrant) Date: November 9, 2001 By: /s/ Karen A. Walker ------------------- Karen A. Walker Vice President, Financial Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)