Form 10-K
period 2001-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2002-04-01
CIK 1012887

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 333-4128 BOSTON COMMUNICATIONS GROUP, INC. (Exact Name of Registrant as Specified in its Charter) MASSACHUSETTS 04-3026859 (State or Other Jurisdiction (I.R.S. Employer of Incorporation or Organization) Identification No.) 100 Sylvan Road, Suite 100, Woburn, Massachusetts 01801 (Address of Principal Executive Office) (Zip Code) Registrant's telephone number, including area code: (781) 904-5000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [] The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on March 5, 2002 was $142,725,314. The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of March 5, 2002 was 17,195,821. DOCUMENTS INCORPORATED BY REFERENCE The following document is incorporated by reference in the following part of this Form 10-K: information required by Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K is incorporated from the Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Company. This Annual Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the expected increase in subscriber base, average minutes of use (MOU) and revenues, increase in MOU resulting in increased volume discounts for carriers, leveraging fixed costs to yield higher gross margins in 2002, reduction of unregistered roaming revenues, decreases in roaming margins, focusing of the Company's efforts on cost management of Roaming Services business, increases in engineering, research and development expenditures and decreases in interest income. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Factors That May Affect Future Results", "Quantitative and Qualitative Disclosures About Market Risk" and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein. Item 1. BUSINESS Background General Since its incorporation in Massachusetts in 1988, Boston Communications Group, Inc. ("bcgi" or the "Company") has provided real-time subscriber management services to the wireless industry. Through a combination of proprietary software applications, a carrier-class hosted environment and high quality service and support, bcgi provides one or more of its services to approximately 70 wireless carriers and resellers, including four out of the six largest national wireless carriers by number of subscribers -Verizon Wireless, Cingular Wireless, ATandT Wireless, and Sprint PCS. bcgi's foundation of real-time technology, scalable processing power, innovative partnerships, and professional expertise enables the Company to deliver wireless services that enhance the revenues and profitability of its wireless carrier customers. The Company's key assets that enable its real-time subscriber management products include the following: o Proprietary software applications - extensive software suite to manage subscribers; o Hosting environment - real- time, large scale, micro-payment transaction processing platform; o Intelligent Voice Services Network (IVSN) - edge-of-network voice services and Signaling System 7 (SS7) call control; and o Distribution Technology Partnership Program (DTPP) -national payment network for cash collection. Proprietary software applications bcgi's flexible and expandable, proprietary software applications give carriers the ability to better manage and enhance their subscribers' experience and environment. Easily integrated with carrier systems, bcgi's software includes real-time event control, real-time rating and billing, customer care and payment management. The Company continually enhances these applications to provide new features and functionality that help keep carriers ahead of the competition. Hosting Environment bcgi's hosting environment is comprised of its transaction processing platform, a proprietary, highly scalable, real-time, micro-payment billing solution, designed to process micro, or small currency payment transactions, at a low cost. Built on a carrier-grade architecture of Sun Microsystems Enterprise servers, Oracle databases, and EMC storage arrays -- and using multi-processor architecture that reduces single points of failure during peak processing periods -- the transaction processing platform provides sub-second processing for over 100 million transactions each month. During peak load, it processes hundreds of transactions per second with real-time validation and authorization of funds. Intelligent Voice Services Network The bcgi IVSN is one of the largest and most sophisticated nationwide networks of automated voice resources deployed in North America. Its modular architecture can scale to handle volumes far beyond the current throughput of several billion minutes of use per year. It is a "technology-neutral," distributed platform that is interconnected via SS7 and Internet Protocol (IP) to bcgi's hosting environment and the wireless carriers' switches, allowing the Company's solutions to be rapidly deployed and integrated into its customers' existing infrastructure. Distribution Technology Partner Program (DTPP) bcgi's network of retail channels, integrated point-of-sale systems, ATM's, and other recharge technologies -- at more than 115,000 potential locations nationwide -- give U.S. subscribers convenient, low-cost cash collection applied in real-time to their electronic accounts, which are managed on bcgi's proprietary software applications and hosting environment. bcgi is able to offer cash collection at a lower cost compared to traditional retail channels due to the network's scale and its automated technology. This national network can be used for funding prepaid airtime, or filling a Wireless Wallet(TM), positioning the Company to better serve the youth, security-conscious, credit-challenged, and other cash-based segments. By constantly exploring new, groundbreaking options -- such as online banking, payroll deduction, and prepaid kiosks -- bcgi continually strives to provide more convenient, faster, and less expensive payment options for carriers and their customers. bcgi Products bcgi leverages its key assets to deliver feature-rich, real-time subscriber management products to wireless carriers. These products include: o Prepaid Wireless Services: o Prepaid Wireless; o Prepaid Connection; and o Prepaid Systems o Wireless WalletTM o ROAMERplus(TM). Prepaid Wireless Services The Company offers its carrier customers Prepaid Wireless Services through three different product offerings: Prepaid Wireless, Prepaid Connection and Prepaid Systems. Prepaid Wireless is designed to serve national carriers on a service bureau basis. Prepaid Connection uses the same infrastructure as Prepaid Wireless, but is delivered in a more cost-effective manner to smaller, regional carriers. Prepaid Systems sells turnkey systems to international customers. For financial reporting purposes, Prepaid Wireless and Prepaid Connection are included in the Prepaid Wireless Services segment and Prepaid Systems is included in the Prepaid Systems segment. Today, many wireless carriers are looking at new ways to fuel subscriber growth, especially since the traditional business subscriber segment has been heavily penetrated and wireless growth rates in that segment are slowing. As a result, certain wireless carriers are beginning to take advantage of the large and growing market for prepaid wireless service. The Company believes that prepaid wireless services is attractive to younger consumers, budget-conscious consumers, credit-challenged persons, and other under-served market segments. bcgi's Prepaid Wireless Service is available in a wide choice of implementation models, allowing the Company to tailor configurations, regardless of carrier size or footprint. Prepaid Wireless and Prepaid Connection Prepaid Wireless and Prepaid Connection combine the Company's feature-rich, proprietary software applications, hosting environment, IVSN and DTPP with its operational and back-office support services, to enable carriers to deploy offerings quickly and cost-effectively. bcgi's distributed processing architecture provides all primary functions required to enable prepaid, including call-control, rating, validation, messaging, customer care, reporting, recharge, program management, and maintenance. When a carrier utilizes bcgi's Prepaid Wireless Services to offer prepaid services to its subscribers, a subscriber can establish an account with the carrier by prepaying a specific dollar amount that is credited toward future service. Subsequently, each call that is initiated or received by the subscriber is routed by the wireless carrier to bcgi's IVSN, which is linked to the transaction processing platform that houses information regarding the status of that subscriber's prepaid account. Prior to the end of each call, the subscriber receives a voice message informing the subscriber of his or her prepaid balance. The call is completed and the subscriber's account is debited on a real-time basis, without requiring the subscriber to enter a debit or credit card number or other information. When the minute balance in the subscriber's account becomes low, the subscriber periodically receives notifications indicating service minutes will soon expire and the call is immediately terminated once the balance in the account is depleted. This feature is referred to as real-time rating. Each call is rated in real-time based on the telephone number called, carrier usage charges, taxes and applicable surcharges. bcgi's real time account balance messaging and rating result in both reduced bad debt and customer care costs for the carriers. Subscribers are able to replenish their accounts by purchasing additional prepaid service from the carrier by credit card through bcgi's automated replenishment feature or at any of the carrier's affiliated retail outlets, including those established through bcgi's DTPP. The Company's existing contracts to provide Prepaid Wireless Services generally have terms of one to three years. Prepaid Systems The Company's Prepaid Systems business, formerly Voice Systems Technology, Inc., which was acquired by bcgi in 1996, delivers prepaid wireless solutions which enable prepaid wireless calling on a turnkey basis primarily to international customers. In addition, the Prepaid Systems business develops and assembles the voice nodes, or V-nodes, that comprise the key component of bcgi's IVSN. Wireless Wallet Wireless Wallet allows wireless carriers to quickly respond to market demand with a technology that offers a variety of commerce services for the sale of goods and services. By utilizing and leveraging the Company's proprietary software applications, hosting environment, IVSN and DTPP, bcgi's Wireless Wallet enables carriers to cost effectively charge subscribers to download digital content such as ring tones, stock quotes and a variety of other data. This comprehensive solution enables carriers to offer new services, develop new revenue streams, maximize network infrastructure investments, and differentiate themselves from the competition. Wireless Wallet allows carriers to focus on developing value-added services for subscribers while leaving the transaction processing, merchant management and clearing and settlement services to bcgi. In addition to financial transaction management, Wireless Wallet includes merchant integration, fully customizable templates for customer care, and an extensive selection of payment options, including postpaid system integration, credit and bank card payments, bank transfers, or integration to prepaid accounts. ROAMERplus bcgi's ROAMERplus roaming service enables wireless carriers to cost-effectively generate revenues from subscribers roaming in carriers' service areas who are not covered under traditional roaming agreements. Launched in 1991, ROAMERplus enables wireless carriers to generate revenue by providing call processing to unregistered roamers, generating approximately $85 million in revenues for wireless carriers to date. Description of Business Prepaid Wireless Services The Company introduced its Prepaid Wireless Services offering in mid-1994 and has developed it into the key product enabled by bcgi's real-time subscriber management capabilities. bcgi's platform provides several critical features to carriers enabling rapid and cost-effective deployment of prepaid wireless services. Nationwide prepaid roaming is provided by the Company's coverage of approximately 87% of the U.S. population, a feature that most carriers and competitors do not offer. The Company currently provides Prepaid Wireless Services to several U.S. carriers, including Verizon Wireless, Cingular Wireless, Price Communications, Cincinnati Bell Wireless and Dobson Cellular Systems, Inc., and more than 20 wireless carriers and resellers. Prepaid Wireless bcgi's Prepaid Wireless product is principally sold to national carriers and is "technologically neutral", meaning it can be integrated with virtually all switch types, wireless system types (GSM, TDMA, CDMA, etc.) and billing systems. In addition, bcgi continues to enhance its platform to deliver next generation wireless data services such as those enabled by 2.5 Generation (2.5G) and Third Generation (3G) networks. bcgi's redundant features and facilities in the IVSN and transaction processing platform, and its "best-in-class" vendor technologies, including Sun Microsystems, EMC and Cisco, coupled with bcgi's expertise, enable the Company to deliver a premium, high quality and competitive service. As an example, bcgi's redundant processing site in Waltham, Massachusetts provides load balancing for its primary transaction processing platform site in Woburn, Massachusetts, further enhancing the Company's platform redundancy. The IVSN's broad geographic coverage enables carriers to cost-effectively offer prepaid customers the ability to roam outside of their service territory. The Company also provides international dialing capabilities to permit prepaid subscribers to make calls from within the U.S. to countries around the world. Carriers compensate bcgi for usage by contracting at per minute rates for prepaid subscriber usage based on the connection time between the carrier's Mobile Switching Centers (MSCs) and the IVSN's V-nodes. As minutes of use (MOUs) increase and carriers achieve higher volumes, rates paid by the carriers decrease, yielding lower average rates per MOU. The increasing volume of traffic over the IVSN and transaction processing platform has allowed the Company to successfully leverage its fixed cost structure, enabling it to reduce the MOU pricing for its carrier customers, while still generating strong margins. bcgi continues to expand the features of its Prepaid Wireless Services to offer additional functionality to its carrier customers and their prepaid subscribers, and averages two major software upgrades per year. Such expanded features have included short messaging service billing, international dialing, WEBcare, web-based self care, free minute support, automated on-line reporting for the carriers, automated account replenishment options, reward programs and credit card address verification. The Company works closely with the carriers on an ongoing basis to develop additional features and functionality to expand the capabilities and value of Prepaid Wireless Services. Proper distribution is an integral piece of the Company's Prepaid Wireless Service since distribution is critical to providing consumers with multiple channels to purchase or replenish prepaid service. bcgi continues to expand the distribution options with its Distribution Technology Partners Program, whereby the Company seeks arrangements with national distributors, retailers, resellers, ATM providers and alternative channels to increase market penetration and cash collection availability. Currently, E*Trade Access, Inc., Western Union Financial Services, Inc., Radio Shack, Datascape, Inc., USB Payment Processing, Inc. and PreNet Corporation are all part of bcgi's DTPP, providing over 115,000 potential points of distribution to bcgi customers. These seamless and automated distribution options provide bcgi's carrier customers with numerous benefits, including more consumer points of access, reduced cost of replenishment to the carrier and channel management services. The Company continues to aggressively pursue additional partners and arrangements to expand its distribution footprint. In addition to providing the technology and payment infrastructure enabling Prepaid Wireless Services, the Company offers a full suite of customer care solutions, which allow carriers to either outsource customer care or provide it in-house. bcgi licenses its proprietary software to enable carriers to access their subscriber data using web-based care or provides access on a per transaction basis through various application programming interfaces (APIs). Prepaid Connection In 1999, bcgi reengineered its Prepaid Wireless Services to launch Prepaid Connection, utilizing the Company's Prepaid Wireless network architecture to economically deliver full-featured prepaid services to regional U.S. wireless carriers. Together, these regional carriers service approximately 21 million wireless subscribers (according to The Yankee Group estimates) and represent a large market opportunity for bcgi. With its distributed architecture, national footprint, distribution technology partners, and expertise, regional carriers can quickly and economically implement prepaid offerings that match postpaid functionality. bcgi provides the software, hardware, and expertise required for launching a feature-rich prepaid offering. In addition, bcgi provides ongoing support for all back-office functions, including call-control, rating, validation, messaging, customer care, reporting, recharge, program management and maintenance. In addition, Prepaid Connection carriers can offer subscribers full prepaid functionality, including automatic inbound and outbound roaming virtually anywhere in the United States at competitive prices on a per-MOU basis. Thus, bcgi's larger carrier subscribers can roam into these markets and, more importantly, the regional carriers are able to offer prepaid roaming at lower rates to their subscribers who roam into the larger carrier markets. The Company has signed contracts with 21 carriers for Prepaid Connection as of February 2002. Prepaid Systems The Company's Prepaid Systems business delivers prepaid wireless solutions which enable prepaid wireless calling on a turnkey basis primarily to international customers, including Cable and Wireless, SS8 Networks (formerly ADC Telecommunications), and Nortel Networks. The Company's Prepaid Systems customers have operations throughout the world and the Company has sold prepaid systems in El Salvador, Nigeria, Guam, Gibraltar, Venezuela, Ecuador, Guatemala and several other countries in Central America and the Caribbean. In addition, the Prepaid Systems business develops and assembles the V-nodes that comprise the key component of bcgi's IVSN. Wireless Wallet Thousands of subscribers in Europe, Asia and the U.S. already utilize basic mobile commerce ("m-commerce") services, including stock trading, online banking and delivery of purchased content. Wireless access devices, such as mobile phones, pagers and Personal Digital Assistants (PDA's), are being transformed into electronic "wallets," providing easy-to-use solutions for personal portable information sharing and transaction enabling. The Yankee Group estimates that m-commerce spending in the U.S. will reach $15 billion by 2006. Micro-payment transactions are expected to play a significant role in the delivery of m-commerce applications, such as content purchases, music downloads, vending machines, public transportation and tolls. These micro-payment transactions require an efficient, low-cost transaction processing vehicle, since existing payment mechanisms, such as credit cards, carry substantial processing fees (typically a minimum of $0.25 per transaction) and are prone to delays associated with the authorization process. The Company believes that it is well positioned to deliver m-commerce solutions for wireless carriers, telecommunications providers and other enterprises by leveraging its key assets, including its proprietary software applications, hosting environment and DTPP. In addition, bcgi's Wireless Wallet differentiates itself from competitive offerings since it does not need to be credit card based. A consumer may establish an account using cash, making Wireless Wallet an ideal solution for the youth market, which is ineligible for credit, and for individuals wary of sending their credit card information over the Internet. Wireless Wallet is a foundation on which wireless carriers can build new m-commerce services. Enabled by the Company's current transaction-processing capabilities, Wireless Wallet provides carriers with a secure, cost-effective m-commerce payment solution that links wireless accounts to a network of e-commerce and m-commerce merchants. By leveraging the Company for their m-commerce billing needs, wireless carriers can focus on developing value-added services for their subscribers. Specifically, the carriers can use bcgi to host the carrier's privately labeled Wireless Wallet and provide transaction processing on behalf of m-commerce merchants, content providers and service providers. This presents the carriers with an opportunity to effectively retain customer access control, acquire additional brand loyalty and tap into additional revenue streams. During the fourth quarter of 2001, the Company launched its first carrier implementation of Wireless Wallet with Cincinnati Bell Wireless. An innovator in the wireless space, Cincinnati Bell Wireless implemented a program as a feature to its "i-wireless" prepaid offering. Cincinnati Bell Wireless is utilizing Wireless Wallet to target the youth segment and enabling young people to use wireless accounts to purchase digital goods and services, in addition to airtime. As the Company commercially launched Wireless Wallet in the fourth quarter of 2001, revenues from the product are not material to the financial statements and are included with Prepaid Wireless Services. Roaming Services Traditionally, unregistered roaming subscribers have posed processing challenges for carriers. These unregistered "roamers" attempting to place calls in the serving carrier's territory are automatically switched to bcgi's proprietary network, through which ROAMERplus enables payment for and completion of calls. When an unregistered roamer places a call in the carrier's service area, the carrier's mobile switching center forwards the call, at the Company's expense, to the Company's proprietary digital call processing system. The roamer may complete the call by charging the call to a telephone calling card, a commercial credit card, a prepaid account or as a collect call. All incoming traffic is initially handled by an automated call processing system, which prompts the caller for billing and calling information. ROAMERplus eliminates collection and fraud risk for the carrier because bcgi is responsible for collection from the customer through a third party billing agent. The Company manages this collection and fraud risk by utilizing its own proprietary and external fraud control systems as well as validating the caller's credit before completing the call. bcgi remits a portion of the fee charged to the unregistered roamer to the serving carrier. The Company's roaming service is currently being used by over 50 wireless carriers in the United States and Canada. bcgi services 4 out of the 6 largest national wireless carriers, by number of subscribers, in the United States. Although roaming service revenues have been declining, it is currently a profitable segment and enhances the Company's prepaid offering by expanding the geographic prepaid roaming footprint. The revenue decline experienced by bcgi's ROAMERplus is primarily attributable to consolidation in the industry, an increase in one-rate registered roaming plans offered by some national carriers and advancements in handset technology that have improved registered roaming capabilities. The Company anticipates that these trends will continue and, therefore, roaming services revenues will continue to decrease over time. As a result, the Company is focusing its efforts on cost management and finding new sources of revenue for its roaming platform. In order to maintain margins and realize contributing profits from ROAMERplus, the Company has improved its call routing and streamlined operations to reduce telecommunications rates and labor costs. Engineering, Research and Development The Company has developed proprietary software and interfaces to existing wireless carriers' infrastructure, enabling it to perform all real-time event management and subscriber management functions associated with prepaid, m-commerce, and other services. These software applications and interfaces include: o Call control software and interfaces via SS7 and Intelligent Network (IN) standards to carrier switching equipment; o Voice Node / Intelligent Peripheral software for the injection of real-time voice messaging pre-call and post-call; o Extensible Markup Language (XML)-based real-time and FTP-based near-real-time interfaces to other carrier network equipment; o XML and other secure internet interfaces to third party mobile content providers; o Event rating and subscriber management software for the real-time rating and debiting of mobile accounts; o Payment authorization software for linking to financial networks (credit card, debit card authorizations); o PIN/Stored Value Card creation and management systems; o Customer Care applications and user interface templates, including Integrated Voice Response and Web-based interactions; and o XML-based interfaces to legacy carrier billing and provisioning systems; bcgi believes that one of its key competitive advantages is its proprietary software and that its future success will depend in large part on its ability to continue to enhance existing services and develop new services in response to changing market, customer and technological requirements of the wireless industry. An important factor in the future success of the Company's Prepaid Wireless Service will be the Company's ability to provide, at competitive prices, more functionality and features than those available in other competitive offerings. The Company spent $11.4 million, $9.9 million and $7.9 million on engineering, research and development (including capitalized software costs) in 2001, 2000 and 1999, respectively. The Company expects to continue to devote significant resources to its engineering, research and development activities in future years. Sales and Marketing The Company's sales strategy is to establish and maintain long-term relationships with its customers. The Company utilizes a consultative sales process to understand and define customer needs and to determine how those needs can be addressed by the Company's services. bcgi seeks to build upon its existing customer relationships by integrating and cross-selling its different service offerings. The Company's sales cycle for its products can be up to 12 months. The Company's direct sales strategy is complemented by a marketing program that includes participation in industry trade shows, conferences and speaking engagements and public relations. Because the Company's target customers are wireless carriers and resellers, the Company seeks to gain broad industry recognition through carefully selected events and activities specific to the wireless industry. Customers The Company provides its services to wireless carriers and resellers of varying size, expertise and capabilities. The Company currently provides one or more of its services to over 70 wireless carriers and resellers in the United States and Canada, including four out of the six largest national wireless carriers in the United States, by number of subscribers. Historically, a significant portion of the Company's total revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to the Company's ten largest customers accounted for approximately 90%, 93% and 86% of the Company's total revenues in 2001, 2000 and 1999, respectively. Verizon Wireless and Cingular Wireless accounted for 33% and 28%, respectively, of total revenues in 2001 and Verizon Wireless, Cingular Wireless and ATandT Wireless, accounted for approximately 28%, 30% and 13%, respectively, of total revenues in 2000. Competition The market for providing services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services provided by the Company. In addition, many wireless carriers are providing, or can provide in-house, the services that the Company offers. Trends in the wireless industry, including greater consolidation and technological or other developments that make it simpler or more cost-effective for wireless carriers to provide certain services themselves, could affect demand for the Company's services and could make it more difficult for the Company to offer a cost-effective alternative to a wireless carrier's in-house capabilities. In addition, the Company anticipates the entrance of new competitors in the wireless carrier services market in the future. bcgi's principal competitor in the unregistered roaming market is Verisign, Inc. (formerly Illuminet's National Telemanagement Corp. (NTC) division). Competitors in the Prepaid Wireless Services and Prepaid Systems market include Convergys Corp., Amdocs Inc., Lucent Technologies, Inc., Lightbridge Inc., Compaq Computer Corp., Ericcson Telecommunications, Intervoice Brite, Inc., Golder Rauner LLC (GTCR - formerly Verizon's TSI division), Telemac, Tracfone Wireless, Inc., Schlumberger Ltd., Shared Technologies Cellular, Inc., Comverse Technology, Inc., and Alcatel. Competitors in the m-commerce market include Qpass, Inc., Trintech Group Plc, Portal Software, Inc., iPIN, Inc. and First Data Corp. The Company believes that the principal competitive factors in the wireless carrier services industry include the ability to easily integrate with all switch types, wireless system types (GSM, TDMA, CDMA, 2.5G, 3G, etc.) and billing systems (especially as United States wireless carriers continue to consolidate), the ability to identify and respond to customer needs, the quality and breadth of features and functionality, the size and scale of its prepaid wireless platform, the availability of nationwide roaming, the ability to reduce carrier costs for cash collection, bad debt and customer care, competitive pricing and technical expertise. The Company's ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of products and services that are competitive with the Company's products and services, the price at which others offer comparable products and services and the extent of its competitors' responsiveness to customer needs. As a result of these and other factors, there can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors. Government Regulation The Federal Communications Commission ("FCC"), under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and the use of radio spectrum, including entry, exit, rates and terms of operation. Presently, bcgi neither operates any facilities utilizing radio spectrum nor has any facilities-based services involving interstate communications. Consequently, it is not required to and does not hold any licenses or other authorizations issued by the FCC for interstate operations. Two subsidiaries of the Company, Cellular Express, Inc. and BCGI Communications Corp., have been granted licenses by the FCC to provide international telecommunications services. BCGI Communications Corp. has been certified to provide intrastate telecommunication services in 49 states, and has applications on file to provide intrastate telecommunication services in the remaining state and is, therefore, subject to state regulatory requirements. The wireless carriers that constitute the Company's customers are regulated at both the federal and state levels. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations. Employees As of December 31, 2001, the Company had a total of 338 full-time and part-time employees. Of these employees, 45 served in its Roaming Services call center and related functions, 211 served in technical operations and software development, 27 served in sales, marketing, product and client relations and 55 served in administration and management. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good. Backlog As of December 31, 2001, there was $1.2 million in backlog of firm orders of the Systems business. The Company includes in backlog only those orders for which it has received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. Item 2. PROPERTIES The Company leases space at its principal location in Woburn, Massachusetts and owns the facility at its Tulsa, Oklahoma location. In addition, the Company leases a facility in Waltham, Massachusetts, which serves as a redundant site for its hosting environment. The Woburn location houses the Company's Prepaid Wireless Services data and network operations center and the Roaming Services operations center as well as the Company's executive headquarters, engineering and software development, sales and marketing, human resources and finance personnel. The Tulsa facility is used for the assembly of systems and houses other support functions for the Systems business such as software development, product management and sales support. The Company has 35 other leased facilities throughout the United States that are used to house the Company's V-nodes and certain equipment for the IVSN. The following is a listing of the Company's significant leased facilities: Location Square Footage Expiration Date Woburn, MA 62,205 March 2002-February 2006 Item 3. LEGAL PROCEEDINGS In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier has subsequently dropped the claim of tortious interference with contract and added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million. The Company believes that the claim is without merit. Discovery has been completed and motions for summary judgement are pending before the Court. In March 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringe a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. The Company has indemnification obligations with respect to the other defendants. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The suit is currently in the discovery phase. The complaint has been amended to include a continuation patent. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action. On January 4, 2002, a carrier customer sent a letter to the Company stating that it is entitled to indemnification from the Company in respect to certain claims pending in a patent infringement case brought by Ronald A. Katz Technology Licensing, L.P. against the carrier customer in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims infringement of 14 patents by the defendants in the case, and seeks damages in an unspecified amount. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint may relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The Company is reviewing the matter and has engaged outside counsel to represent it. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim. Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2001. EXECUTIVE OFFICERS OF THE REGISTRANT The executive officers of the Company and their ages and positions are as follows: ----------------------------------------- ------------------ ----------------------------------------------------------- Name Age Position ---------------------------------------- ------------------ ----------------------------------------------------------- Paul J. Tobin 58 Chairman ----------------------------------------- ------------------ ----------------------------------------------------------- ----------------------------------------- ------------------ ----------------------------------------------------------- Brian E. Boyle 54 Vice Chairman ----------------------------------------- ------------------ ----------------------------------------------------------- ----------------------------------------- ------------------ ----------------------------------------------------------- E.Y. Snowden 47 President and Chief Executive Officer, Director ----------------------------------------- ------------------ ----------------------------------------------------------- ----------------------------------------- ------------------ ----------------------------------------------------------- Karen A. Walker 37 Treasurer, Vice President, Financial Administration and Chief Financial Officer ----------------------------------------- ------------------ ----------------------------------------------------------- ----------------------------------------- ------------------ ----------------------------------------------------------- William D. Wessman 52 Executive Vice President and Chief Technology Officer ----------------------------------------- ------------------ ----------------------------------------------------------- ----------------------------------------- ------------------ ----------------------------------------------------------- Frederick E. Von Mering 49 Vice President, Corporate Development, Director ----------------------------------------- ------------------ ----------------------------------------------------------- ----------------------------------------- ------------------ ----------------------------------------------------------- Robert J. Sullivan 57 Vice President and General Manager, Roaming Services ----------------------------------------- ------------------ ----------------------------------------------------------- Mr. Tobin has over 18 years experience in the telecommunications and wireless industry. Mr. Tobin is one of the founders of the Company and has served as the Company's Chairman since 1988. Mr. Tobin also held the position of President from February 1990 until February 1996, and from April 1997 to February 1998. Prior to his tenure with bcgi, Mr. Tobin was President of Cellular One Boston/Worcester and Portsmouth, NH, and Regional Marketing Manager for Satellite Business Systems (a joint venture of IBM, Comsat and Aetna). Mr. Tobin began his career as a Securities Analyst at Chase Manhattan Bank after receiving his undergraduate degree in Economics from Stonehill College and his M.B.A. in Marketing/Finance from Northeastern University. Mr. Boyle has over 25 years of experience in the wireless and computer industries. Mr. Boyle has held his position as the Company's Vice Chairman since 1994. Mr. Boyle has founded and operated several highly successful ventures servicing the wireless industry, including Appex Corporation (now EDS Personal Communications), Lightbridge, Inc. and Microfinancial Corp. Mr. Boyle earned a B.A. degree in Mathematics and Economics from Amherst College and a Ph.D. degree in Operations Research from M.I.T. He has also served as a director of several public companies, including Saville Systems and MicroFinancial, Inc. Currently, Mr. Boyle serves as Chairman and CEO of GoldK, Inc. Mr. Snowden joined bcgi as President and Chief Executive Officer in February 1998. Prior to bcgi, he was President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum {"APC/Sprint Spectrum"), where he was responsible for the successful launch of the nation's first Personal Communications Services ("PCS") network. Before joining APC/Sprint Spectrum in 1994, Mr. Snowden was an Area Vice President at Pacific Telesis Group, where he played an integral role in Pacific Bell's entry into the PCS market through the development of the business plan for Pacific Bell Mobile Services. Previously, he was Chief Executive Officer of Universal Optical Company, a manufacturer and marketer of designer eyewear. Mr. Snowden began his career as a Corporate Strategy Consultant and Manager with the Boston Consulting Group. Mr. Snowden holds a B.S. degree in Mathematical Sciences from Stanford University and an M.B.A. from the Harvard Business School. Ms. Walker joined bcgi in 1993 as Corporate Controller. In August 1998, Ms. Walker became bcgi 's Vice President of Finance and Administration, and in April 1999 she was promoted to the position of Chief Financial Officer. As CFO, Ms. Walker is responsible for overseeing all finance, accounting and human resource aspects of the Company. She also played an integral part in guiding the Company through its IPO and follow-on offering. Prior to joining bcgi, Ms. Walker spent six years at Ernst and Young LLP, where she earned her C.P.A. and was a Manager in EandY's Entrepreneurial Services Group. Ms. Walker holds a B.S. degree in Accounting from Boston College. Mr. Wessman has over 30 years of experience in the telecommunications industry. He began his career at bcgi in April 1995, managing all product implementations, customer care initiatives and quality assurance operations. In February of 1997, Mr. Wessman was promoted to Vice President of Implementation and Account Management, where he was responsible for Prepaid Wireless Services implementations and Prepaid Account Management. In February 2000, he was promoted to Chief Technology Officer, expanding his role to include the management of all technical resources at bcgi. Prior to joining bcgi, Mr. Wessman spent 24 years with NYNEX Corporation (now Verizon), where he held a variety of positions, primarily in the Information Services department where he managed the development of billing systems and became Director of Quality Assurance, responsible for managing system testing, quality assurance and customer billing support. Mr. Wessman was elected to the Board of Directors of the QuEST Forum in 2000. QuEST is the Telecommunication Industry's quality organization and is responsible for the creation and maintenance of quality standards (TL9000). In his role on the Board of Directors, Mr. Wessman was able to participate in setting the strategic direction for this important industry group. Mr. Wessman holds undergraduate and M.B.A. degrees from Northeastern University. Mr. von Mering has been involved with the telecommunications and wireless industries for 17 years. Mr. von Mering held the position of the Company's Chief Financial Officer from June 1990, when he joined the Company, until April 1999. Since April 1999, Mr. von Mering has held the position of Vice President, Corporate Development. Prior to joining bcgi, Mr. Von Mering was Regional Vice President and General Manager for Metromedia's paging division, and held various positions at Coopers and Lybrand, where he earned his C.P.A. Mr. von Mering has an undergraduate degree in Accounting from Boston College and an M.B.A. from Babson College. Mr. Sullivan has over 25 years of wireless and communications experience. Mr. Sullivan has been a Vice President at bcgi since June 1990, and, in 1997, he assumed his current position of Vice President and General Manager of bcgi's Roaming Services business. From 1984 to 1989, Mr. Sullivan worked for Cellular One, where he was responsible for building the cellular systems in Boston, Worcester, and Portsmouth, NH. Prior to Cellular One, Mr. Sullivan spent 10 years as an Engineering Manager for Zip-Call, where he built New England's largest paging network. Mr. Sullivan holds a graduate degree in Electrical Engineering from Northeastern University. PART II Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS Market Information for Common Stock The Company's Common Stock is traded on the Nasdaq National Market, under the symbol BCGI. The following table sets forth the high and low sales prices for the Company's Common Stock for each full quarterly period within fiscal years 2000 and 2001. 2001 2000 High Low High Low First Quarter $ 28.00 $6.66 $ 12.81 $ 5.31 Second Quarter 14.40 6.44 15.38 5.63 Third Quarter 17.90 11.20 20.75 11.88 Fourth Quarter 11.35 7.75 29.88 16.00 Holders At February 28, 2002, there were approximately 3,500 holders of the Company's Common Stock. Dividends The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain all of its earnings to finance future growth and, accordingly, does not anticipate declaring or paying any cash dividends in the foreseeable future. Item 6. SELECTED FINANCIAL DATA The following tables should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report (in thousands, except per share data): Year ended December 31, 2001 2000 1999 1998 1997 Consolidated Statements of Operations Data: (5) (1) (2) (3) (4) Total revenues $66,283 $75,570 $64,181 $60,481 $51,090 Operating income (loss) (143) 3,506 (2,681) (4,753) (3,830) Income (loss) from continuing operations 816 3,710 (1,595) (2,791) (2,557) Income from discontinued operations -- 6,506 809 991 1,441 Net income (loss) 816 10,216 (786) (1,800) (1,116) Basic net income (loss) from continuing operations per common share 0.05 0.22 (0.10) (0.17) (0.18) Diluted net income (loss) from continuing operations per common share 0.05 0.21 (0.10) (0.17) (0.18) Basic net income from discontinued operations per common share -- 0.39 0.05 0.06 0.10 Diluted net income from discontinued operations per common share -- 0.37 0.05 0.06 0.10 Basic net income (loss) per common share 0.05 0.61 (0.05) (0.11) (0.08) Diluted net income (loss) per common share 0.05 0.58 (0.05) (0.11) (0.08) Consolidated Balance Sheet Data: Cash and short-term investments 60,253 54,610 30,236 25,609 33,704 Working capital 59,230 50,065 38,632 41,835 43,132 Property and equipment, net 38,795 45,037 39,365 33,617 33,165 Total assets 116,553 121,448 99,331 91,760 93,385 Capital lease obligations, net of current maturities -- 740 1,828 546 1,598 Shareholders' equity $96,830 $94,697 $79,369 $78,658 $80,104 (1) Results for the year ended December 31, 2001 include a Prepaid Systems non-recurring charge of $538,000 for accruals, inventory write-downs and severance resulting from the discontinuance of the voice mail product, a cost of Prepaid Wireless Services non-recurring charge of $3.6 million to accrue for estimated legal expenses, primarily for the Freedom Wireless lawsuit and a non-recurring charge of $894,000, principally for the permanent impairment of a cost-based investment. (2) Results for the year ended December 31, 2000 include an impairment of long-lived assets charge of $1.1 million for a write-down of assets no longer being used to support the Company's business, a non-recurring charge to cost of Prepaid Wireless Services revenues of $2.6 million to accrue for estimated legal expenses for the Freedom Wireless patent infringement suit and additional depreciation of $1.7 million resulting from write-offs of certain retired equipment. (3) Results for the year ended December 31, 1999 include a non-recurring cost of systems revenues charge of $1.8 million for reorganization of the Prepaid Systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs. (4) Results for the year ended December 31,1998 include a non-recurring charge of $698,000 for impairment of long-lived assets no longer being used in the Company's business. (5) Results for the year ended December 31, 1997 include a non-recurring charge of $569,000 for impairment of long-lived assets no longer being used in the Company's business. Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Consolidated Results of Operations The Company's total revenues declined 12% to $66.3 million in 2001 from $75.6 million in 2000. The decline was primarily attributable to a 34% decline in Roaming Services revenue and an 8% decline in revenues from the Company's Prepaid Wireless Services business, partially offset by a 25% increase in Prepaid Systems revenue. In 2000, total revenues increased 18% compared to 1999, primarily due to a 44% increase in Prepaid Wireless Services revenues, partially offset by a 20% decline in Roaming Service revenues and a 6% decline in Prepaid Systems revenues. The Company's operating loss from continuing operations of $143,000 for the year ended December 31, 2001 represents a decrease from operating income of $3.5 million for the year ended December 31, 2000 and an increase from an operating loss of $2.7 million for the year ended December 31, 1999. The decline in Prepaid Wireless Services revenues and Roaming Services revenues principally contributed to the decline in operating income from continuing operations in 2001, while a significant increase in Prepaid Wireless Services revenues contributed to the improvement in operating income from continuing operations in 2000. Excluding the effects of the loss on impairment of long-lived assets and non-recurring charges, operating income from continuing operations for year ended December 31, 2001 and 2000 was $4.0 million and $7.2 million, respectively and the operating loss from continuing operations for the year ended December 31, 1999 was $857,000. The specifics of each segment's revenues and gross margin are discussed in greater detail below. The Company's reportable operating segments consist of Prepaid Wireless Services, Roaming Services and Prepaid Systems. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 of the Company's Consolidated Financial Statements, except that the financial results for the Company's operating segments have been prepared using a management approach. This approach is consistent with the basis and manner in which the Company's management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on the gross margin of each stand-alone business. For segment reporting purposes, the Company reports inter-segment sales from the Prepaid Systems business to the Prepaid Wireless Services business for V-nodes and related equipment shipped during the year. Such revenues are eliminated in consolidation. Segment disclosure information is included in Note 7 of the Company's Consolidated Financial Statements. The Company's chief operating decision-maker is its President and Chief Executive Officer. The Company's operating segments are managed separately because each represents a strategic business unit that offers different products and serves unique markets within the wireless industry. However, the businesses complement each other by providing the Company with a strong suite of products and services to meet the needs of wireless carriers. The Company's customers include four of the six largest national wireless carriers by number of subscribers. The Company believes that any impact from inflation is not material. Segment Data (in thousands except for percentages) Prepaid Wireless Roaming Prepaid Services Services Systems Eliminations Total 2001 Revenues $48,746 $11,670 $7,845 $(1,978) $66,283 Gross margin (1) 30,052 1,644 3,643 (769) 34,570 Gross margin percentage (1) 62% 14% 46% (39%) 52% 2000 Revenues $53,221 $17,650 $18,449 $(13,750) $75,570 Gross margin (2) 36,561 3,257 7,856 (5,347) 42,327 Gross margin percentage (2) 69% 19% 43% (39%) 56% 1999 Revenues $36,920 $22,249 $10,327 $(5,315) $64,181 Gross margin (3) 24,638 4,017 1,821 (2,067) 28,409 Gross margin percentage (3) 67% 18% 18% (39%) 44% (1) The gross margin for Prepaid Wireless Services includes a non-recurring charge for a $3.6 million accrual of legal expenses and the gross margin for the Prepaid Systems business includes $147,000 of inventory write-downs in December 31, 2001. (2) The gross margin for Prepaid Wireless Services includes a non-recurring charge for a $2.6 million accrual of legal expenses in December 31, 2000. (3) The gross margin for the Prepaid Systems business includes a non-recurring cost of prepaid systems revenues charge of $1.8 million in December 31, 1999 for the reorganization of the Prepaid Systems business. Prepaid Wireless Services Prepaid Wireless Services revenues decreased 8% to $48.7 million in 2001 from $53.2 million in 2000 and increased 44% in 2000 from $36.9 million in 1999. In 2001, the Company revised its definition of subscribers to include active subscribers only (e.g. those customers whose balances have not expired or whose accounts are expected to be reactivated), which resulted in the non-recurring write-down of 600,000 non-performing subscribers from the base. Including the effects of writing off non-performing subscribers, the Company's subscriber base was 1.7 million, 2.6 million and 1.7 million at December 31, 2001, 2000 and 1999, respectively. Before the write-down, the Company's subscriber base totaled 2.3 million, 3.0 million and 1.9 million at December 31, 2001, 2000 and 1999, respectively. During 2001, the lower subscribers resulted principally from the losses of Rogers ATandT and ATandT Wireless as customers, higher churn and the non-recurring write-down of subscribers. The higher than expected churn and write-down of non-performing subscribers were principally due to the loss of legacy analog subscribers, many of whom, the Company believes, switched to alternative digital prepaid or comparable products offered by both the Company's carrier customers and their competitors. It is evident that many of the Company's lower usage, legacy analog subscribers that did not have the newer digital features, opted to change their service in favor of digital, feature rich prepaid plans offered by competitors of the Company's customers. Although it appears that the Company's carrier customers lost subscribers to competing programs, bcgi carrier customers who promoted digital, feature-rich programs to the youth market were successful in generating new, higher quality subscribers, although not at a high enough rate to offset the analog losses. These new digital subscribers have the potential to generate more long-term revenue for both the carriers and the Company since the robust features and offerings result in lower churn and increased usage--as much as six times higher usage than their legacy analog counterparts. Thus, the Company believes that its carrier customers' focus on attracting higher revenue generating subscribers will result in an increase in net subscriber additions and prepaid wireless revenues in 2002, offsetting the anticipated churn of legacy analog subscribers. The reduction in subscribers in 2001 was the primary cause of the revenue decline that was partially offset by increased minutes of usage (MOU) per subscriber, resulting primarily from carriers promoting more competitively priced, digital, full featured prepaid offerings. These offerings resulted in a 27% increase in the monthly average MOU per subscriber from 49 at the end of 2000 to 62 at the end of 2001. Including the effects of writing off non-performing subscribers, the monthly average MOU per subscriber was 55 at the end of 2000, increasing to 79 at the end of 2001. The increase in subscribers and revenues from 1999 to 2000 was due to rapid carrier adoption of prepaid wireless programs which generated more subscribers and higher MOU. Several of the Company's carrier customers launched prepaid programs targeted at the credit-challenged market that spurred subscriber growth in 2000. The Company expects that its subscriber base, average MOU and revenues will increase as existing and prospective carrier customers aggressively market the Company's full-featured, prepaid offerings that appeal to higher quality subscribers who tend to talk more on their prepaid phones. The anticipated revenue growth will be tempered, however, as carriers who generate higher MOU avail themselves of volume pricing discounts offered by the Company. Gross margins for Prepaid Wireless Services declined to 62% of Prepaid Wireless Services revenues in 2001 from 69% of such revenues in 2000 and increased in 2000 from 67% in 1999. The gross margins for 2001and 2000 include non-recurring charges of $3.6 million and $2.6 million, respectively, for legal expense accruals. The charges for legal expenses represent the Company's best estimate of fees the Company has incurred and expects to incur primarily to defend the Freedom Wireless suit. There can be no assurances that the Company's expenses to defend the Freedom Wireless suit will not exceed the Company's estimate. The improvement in gross margin from 1999 to 2000 resulted from the significant increase in Prepaid Wireless Services revenues that leveraged the predominantly fixed cost infrastructure. Although the Company continued to closely manage its costs during 2001, the predominantly fixed cost infrastructure and lower revenues resulted in lower margins for 2001. The Company expects that as subscribers and MOU grow, it will be able to resume leveraging its fixed costs to yield higher gross margins in 2002. Roaming Services Roaming Services revenues decreased 34% to $11.7 million in 2001 from $17.7 million in 2000 and decreased 21% in 2000 from $22.2 million in 1999. The decrease in Roaming Services revenues was primarily attributable to consolidation in the industry, an increase in one-rate registered roaming plans offered by some national carriers and advancements in handset technology that have improved registered roaming capabilities. The Company anticipates that these trends will accelerate, and therefore, Roaming Services revenues are expected to continue to decrease at higher rates compared to prior periods. Gross margins for Roaming Services decreased to 14% of Roaming Services revenues in 2001 from 19% of such revenues in 2000 and increased in 2000 from 18% in 1999. The decrease in 2001 resulted primarily from lower revenues and the resulting lower absorption of fixed costs. The gross margin increased slightly in 2000 due to cost management initiatives and reduced rates for vendor telecommunications costs. Although the Company continues to focus on cost management initiatives, margins are anticipated to decrease as revenues decline since certain fixed costs may not be absorbed. Prepaid Systems Excluding inter-segment revenues (which are eliminated in consolidation), Prepaid Systems revenues increased 25% to $5.9 million in 2001 and declined 6% from $5.0 million in 1999 to $4.7 million in 2000. Gross Prepaid Systems revenues decreased 58% to $7.8 million in 2001 from $18.4 million in 2000 and increased 79% in 2000 from $10.3 million in 1999. The decrease in gross Prepaid Systems revenues in 2001 was due to a decrease in shipments of inter-segment prepaid V-nodes, partially offset by increased sales of prepaid systems to external customers. In 2001, inter-segment sales decreased as V-nodes were built primarily to support growth and expansion for certain carrier customers. 2001 sales to external customers increased as the Company sold more international systems and experienced a corresponding increase in maintenance revenue. The increase in gross Prepaid Systems revenues in 2000 reflects increased shipments of inter-segment prepaid V-nodes while external revenues remained fairly consistent. Inter-segment sales were higher in 2000 due to the build-out of V-nodes to support Verizon Wireless' national prepaid program ([FREEUP]), whose contract was awarded to the Company that year. Gross margins for Prepaid Systems, excluding inter-segment revenues, decreased to 49% of Prepaid Systems revenues in 2001 from 53% of such revenues in 2000 and increased in 2000 from a negative margin in 1999. Gross margins for Prepaid Systems, excluding inter-segment revenues and the effects of non-recurring charges, decreased to 51% of Systems revenues in 2001, from 53% in 2000 and increased in 2000 from 31% in 1999. The decrease in 2001 principally resulted from lower inter-segment revenues than 2000, which absorbed less of the overhead in 2001. The gross margin for 2001 was reduced by a non-recurring charge of $147,000 recorded in the fourth quarter of 2001 for accruals and inventory write-offs resulting from the discontinuance of the Company's voice mail product. The increase in 2000 was a result of increased revenues for inter-segment sales of voice nodes in addition to increased recurring service revenues that yield a higher margin. The gross margin in 1999 was reduced by a non-recurring charge of $1.8 million, recorded in the third quarter of 1999 for the reorganization of the Prepaid Systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs. The Company currently prices and sells all of its systems to international customers in U.S. dollars. All payments are received in U.S. dollars, which minimizes the Company's need to hedge against foreign currency risk. Operating Data ($ in thousands) 2001 2000 1999 % of % of Total Revenue Total % of Revenue Total Revenue ---------- ------------ ------------ ------------- ---------- ------------ Total revenues $66,283 100% $75,570 100% $64,181 100% Engineering, research and development expense 7,974 12% 8,018 11% 5,986 9% Sales and marketing expense 4,383 7% 5,162 7% 6,075 10% General and administrative expense 6,194 9% 6,752 9% 6,244 10% Depreciation and amortization expense 15,882 24% 17,795 24% 12,785 20% Impairment of long-lived assets 280 0% 1,094 1% -- --% Engineering, research and development expenses Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses were 12%, 11% and 9% of total revenues for the years ended December 31, 2001, 2000 and 1999. The increases in 2000 and 2001 primarily resulted from additional resources devoted to expanding and enhancing the features and functionality of the Company's IVSN and transaction processing platform, in addition to resources devoted to the Company's m-commerce initiatives. The Company intends to continue to increase its engineering, research and development expenditures to support ongoing and future development and enhancements of its prepaid and other wireless services and systems. Sales and marketing expenses Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses remained consistent at 7% of total revenues for the years ended December 31, 2001 and 2000. Sales and marketing expenses decreased to 7% from 10% for the years ended December 31, 2000 and 1999, respectively, due to the reorganization of the Company's sales organization into one group to centralize efforts and leverage resources General and administrative expenses General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. Total general and administrative expenses remained consistent at 9% of total revenues for the years ended December 31, 2001 and 2000. General and administrative expenses decreased as a percentage of total revenues to 9% in 2000 from 10% in 1999. The decrease resulted from the ability of the Company to leverage its existing workforce and cost infrastructure to support increased revenues. Depreciation and amortization expense Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions is amortized over eight years. Depreciation and amortization expense remained consistent at 24% of total revenues in 2001 and 2000 and increased from 20% of total revenues for the year ended December 31, 1999. The increase from 1999 to 2000 was due primarily to the depreciation of additional technical equipment and software to support the rapid expansion and enhancement of the Company's IVSN and transaction processing platform. In addition, the increase for 2000 included $1.7 million of additional depreciation recorded to write-off certain equipment no longer being used to support the Company's operations. The Company expects that depreciation and amortization will increase in 2002, as more capital is deployed to support the anticipated growth in Prepaid Wireless Services and its investment in new real-time features and functionality. Impairment of long-lived assets The Company recognized pre-tax charges of $280,000 and $1.1 million for the years ended December 31, 2001 and 2000, respectively. The charge for 2001 was related to the write-down of hardware and software no longer used in the Company's Prepaid Systems business as a result of the discontinuance of its voice mail system product. The charge for 2000 was related to the write-down of equipment no longer being used to support the Company's Prepaid Wireless Services operation, as such assets were not expected to generate any additional cash flows. Interest income, net Interest income increased to $2.4 million in 2001 from $2.0 million in 2000 and $941,000 in the year ended December 31, 1999. Interest income was earned primarily from investments, as well as from the cash generated from operations, the sale of the Teleservices business and the proceeds from the Company's public offerings. The increased cash generated from operations and the sale of Teleservices business yielded additional interest income in 2001 that was partially offset by lower interest rates in the marketplace. Although the Company expects to continue to generate cash from operations in 2002, lower interest rates compared to 2001 are expected to result in a decrease in interest income in 2002. Other expense A non-recurring charge of $894,000 for the year ended December 31, 2001 resulted primarily from the permanent impairment of a cost based investment. Provision (benefit) for income taxes The effective income tax rate for the year ended December 31, 2001 was 40%, which approximates the statutory rate. The effective income tax rate for the year ended December 31, 2000 was 33% principally due to the reversal of valuation allowance resulting from the Company's utilization of net operating losses in 2001. The income tax benefit of $145,000, or 8% of the loss for the year ended December 31, 1999 was less than the 40% statutory rate as the Company did not provide any additional benefit for the net operating losses generated along with the non-deductibility of goodwill. Income from discontinued operations The Company's Teleservices business, consisting primarily of a customer service call center operation, was sold to Teletech Holdings, Inc. on November 7, 2000 for $15 million including the assumption of certain liabilities. The sale was reported as a discontinued operation in 2000 and 1999. Income from discontinued operations increased from $809,000 in 1999 to $1.5 million in 2000. The increase in income in 2000 was primarily due to the streamlining of operations and cost management improvements associated with the closing of the Company's Woburn call center in 1999. The gain on disposal of the Teleservices business was $5.0 million, net of income taxes of $2.5 million. Selected Quarterly Operating Results The following table sets forth certain unaudited quarterly results of operations of the Company for the eight quarters in the two-year period ended December 31, 2001, including such amounts expressed as a percentage of total revenues. This quarterly information is unaudited, has been prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of the Company's management, reflects all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. In thousands , except per share amounts Three months ended ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------- Dec. 31, Sep. 30, Jun. 30, Mar. 31, Dec. 31, Sep. 30, Jun. 30, Mar. 31, 2001 2001 2001 2001 2000 2000 2000 2000 Revenues: Prepaid Wireless Services $11,110 $11,169 $12,442 $14,025 $14,221 $13,940 $12,716 $12,344 Roaming Services 2,009 3,109 3,211 3,341 3,698 4,556 4,589 4,807 Prepaid Systems 1,171 1,609 1,464 1,623 1,392 1,353 1,563 391 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Total revenues 14,290 15,887 17,117 18,989 19,311 19,849 18,868 17,542 Expenses: Cost of Prepaid Wireless Services 3,834 3,458 3,839 3,934 3,487 3,750 3,537 3,206 revenues Cost of Roaming Services revenues 1,813 2,556 2,763 2,894 3,104 3,720 3,731 3,918 Cost of Prepaid Wireless Services - -- 3,629 -- -- 2,600 -- -- -- non-recurring charge (2) (3) Cost of Prepaid Systems revenues 650 761 712 723 620 449 687 434 Cost of Prepaid Systems - 147 -- -- -- -- -- -- -- non-recurring charge (1) Engineering, research and development 1,974 1,794 1,933 2,273 2,196 2,155 1,860 1,807 Sales and marketing 938 905 1,096 1,444 1,247 1,101 1,352 1,462 General and administration 1,396 1,350 1,618 1,719 1,660 1,658 1,722 1,712 General and administration - 111 -- -- -- -- -- -- -- non-recurring charge (1) Depreciation and amortization (3) 4,126 3,936 3,954 3,866 5,884 4,197 3,928 3,786 Impairment of long-lived assets (1) (3) 280 -- -- -- 1,094 -- -- -- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Total expenses 15,269 18,389 15,915 16,853 21,892 17,030 16,817 16,325 Operating income (loss) (979) (2,502) 1,202 2,136 (2,581) 2,819 2,051 1,217 Interest income, net 501 546 590 756 737 499 456 357 Other expense - non-recurring charge (2) -- (894) -- -- -- -- -- -- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Income (loss) before income taxes (478) (2,850) 1,792 2,892 (1,844) 3,318 2,507 1,574 Provision (benefit) for income taxes (192) (1,140) 716 1,156 (1,106) 1,194 1,078 679 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Income (loss) from continuing operations (286) (1,710) 1,076 1,736 (738) 2,124 1,429 895 Income from discontinued operations -- -- -- -- 5,329 586 414 177 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Net income (loss) $(286) $(1,710) $1,076 $1,736 $4,591 $2,710 $1,843 $1,072 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Basic earnings (loss) per share from continuing $(0.02) $(0.10) $0.06 $0.10 $(0.04) $0.13 $0.09 $0.05 operations --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Basic earnings per share from discontinued operations -- -- -- -- $0.31 $0.03 $0.02 $0.01 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Basic earnings (loss) per share $(0.02) $(0.10) $0.06 $0.10 $0.27 $0.16 $0.11 $0.06 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Diluted earnings (loss) per share from continuing $(0.02) $(0.10) $0.06 $0.10 $(0.04) $0.12 $0.08 $0.05 Operations --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Diluted earnings per share from discontinued Operations -- -- -- -- $0.29 $0.03 $0.02 $0.01 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Diluted earnings (loss) per share $(0.02) $(0.10) $0.06 $0.10 $0.25 $0.15 $0.11 $0.06 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- (1) Results for the three months ended December 31, 2001 include non-recurring charges principally resulting from the discontinuance of the Company's voice mail product of $280,000 for impairment of long-lived assets, including hardware and software no longer used in the Company's business, of $147,000 in cost of services consisting of accruals and inventory write-offs and of $111,000 in general and administrative expenses for receivable write-offs and severance costs. (2) Results for the three months ended September 30, 2001 include a non-recurring charge to cost of services revenues of $3.6 million primarily for estimated legal expenses in the defense of the Freedom Wireless suit and a non-recurring charge of $894,000 primarily for the permanent impairment of a cost-based investment. (3) Results for the three months ended December 31, 2000 include impairment of long-lived assets, a charge of $1.1 million for a write-down of assets no longer being used to support the Company's business and a non-recurring charge to cost of services revenues of $2.6 million for estimated legal expenses in the defense of the Freedom Wireless suit. Depreciation and amortization for the three months ended December 31, 2000 includes depreciation of $1.7 million resulting from write-offs of certain retired equipment. As a Percentage of Total Revenues --------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- Dec. 31, Sep. 30, Jun. 30, Mar. 31, Dec. 31, Sep. 30, Jun. 30, Mar. 31, 2001 2001 2001 2001 2000 2000 2000 2000 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- Revenues: Prepaid Wireless Services 78% 70% 73% 74% 74% 70% 68% 70% Roaming Services 14 20 19 18 19 23 24 28 Prepaid Systems 8 10 8 8 7 7 8 2 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Total revenues 100 100 100 100 100 100 100 100 Expenses: Cost of Prepaid Wireless Services revenues 27 22 22 21 18 19 19 19 Cost of Roaming Services revenues 13 16 16 15 16 19 19 22 Cost of Prepaid Wireless Services - non-recurring charge -- 23 -- -- 13 -- -- -- Cost of Prepaid Systems revenues 5 5 4 4 3 2 4 2 Cost of Prepaid Systems - non-recurring charge 1 -- -- -- -- -- -- -- Engineering, research and development 14 11 11 12 11 11 10 10 Sales and marketing 7 6 6 8 7 6 7 8 General and administration 10 8 9 9 9 8 9 10 General and administration - non-recurring charge 1 -- -- -- -- -- -- -- Depreciation and amortization 29 25 23 20 30 21 21 22 Impairment of long-lived assets 2 -- -- -- 6 -- -- -- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Total expenses 107 116 93 89 113 86 90 92 Operating income (loss) (7) (16) 7 11 (13) 14 10 8 Interest income, net 4 3 3 4 3 3 2 2 Other expense - non-recurring charge -- (6) -- -- -- -- -- -- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Income (loss) before income taxes (3) (18) 10 15 (10) 17 12 10 Provision (benefit) for income taxes (1) (7) 4 6 (6) 6 5 4 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Income (loss) from continuing operations (2) (11) 6 9 (4) 11 7 6 Income from discontinued operations -- 0 0 0 28 3 2 1 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- Net income (loss) (2) (11) 6 9 24 14 9 7 --------------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- --------- The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors, including the timing of the introduction or acceptance of new services offered by the Company or its competitors, seasonality, changes in the mix of services provided by the Company, changes in regulations affecting the wireless industry, changes in the Company's operating expenses, personnel changes, and general economic conditions. The timing of carrier contract renewals, the rate at which carriers add prepaid subscribers, if any, MOU pricing, average MOU per subscriber, outages and subscriber churn levels can also impact Prepaid Wireless Service revenues. The Company's Roaming Services revenues are affected by the frequency and volume of use of the Company's service, which may also be influenced by seasonal trends. The timing of orders and the number of large prepaid systems shipped during a particular quarter may fluctuate based upon the needs of the Systems business customers and can have a significant impact on the level of revenues for the Systems business. Because a significant portion of the Company's operating expenses are committed in advance, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, unexpected revenue shortfalls could cause significant variations in operating results from quarter to quarter and could have a material adverse effect on the Company's results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of likely future performance. Critical Accounting Policies The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, legal expenses, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates under different assumptions or conditions. The Company believes the following critical accounting policies to be critical in the preparation of its consolidated financial statements: Revenue Recognition The Company earns Prepaid Wireless Services revenues by processing prepaid wireless minutes and earns Roaming Services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. These revenues are recognized when the service is provided. Roaming Services revenues are recorded net of amounts that are estimated to be disputed by unregistered wireless subscribers. The Company recognizes revenue from the sale of systems at the time the systems are shipped, depending on shipping terms. Installation revenue is deferred until the entire installation is complete. Maintenance revenue is deferred and recognized over the term of the related maintenance agreement. Legal Costs The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 3 to the Consolidated Financial Statements, the Company has accrued its best estimate of the probable cost of current litigation. The estimate has been developed in consultation with the Company's outside counsel who is handling the case. There can be no assurances that the Company's expenses will not exceed the Company's estimate. Research and Development, Software Development Costs and Costs Capitalized for Internal Use Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and related overhead costs of development of computer software are capitalized when technological feasibility has been established. The direct labor, travel and related overhead costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future undiscounted net cash flows and changes in hardware and software technologies. Amortization of capitalized software development costs begin when the product is made available for general release and amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period. Impairment of Long Lived Assets The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company records impairment losses when events and circumstances indicate that the assets might be impaired, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or the discounted cash flow method, whichever is more appropriate under the circumstances involved. Allowance for Bad Debts The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the Company's estimates of the recoverability of amounts could be adversely affected. Liquidity and Capital Resources Cash, cash equivalents and short-term investments increased 10% to $60.3 million in 2001 from $54.6 million in 2000 due to improved cash flow from operations resulting from the factors described below. Net cash provided by operations of $14.8 million in 2001 resulted from $816,000 in net income from continuing operations along with adjustments for depreciation and amortization of $15.9 million and non-recurring charges of $4.8 million. Increased collections of accounts receivable generated $3.0 million of cash. The Company does not anticipate a similar increase in 2002. In addition, the Company's accounts payable and accrued expenses decreased $9.1 million due to the timing of payments, net of non-recurring charges. The Company's investing activities utilized $27.8 million of net cash in 2001. The Company purchased capital equipment and software of $9.3 million in 2001 for telecommunications systems equipment and software for expansion of the Company's IVSN and transaction processing platform. The Company also purchased $18.5 million in short-term investments, net of sales. The Company anticipates that over the next 12 months it will continue to make significant capital investments from cash flow anticipated to be generated from operations or the Company's short-term investments for additional equipment and enhanced feature capabilities to strengthen its Prepaid Wireless Services and other enhanced services. The Company's financing activities provided cash of $131,000 in 2001, including proceeds of $1.3 million from the exercise of options and issuance of Common Stock, net of $1.2 million in capital lease repayments. Under the share repurchase program announced in January 2002 the Board of Directors authorized the Company to repurchase up to 2 million shares. The Company anticipates utilizing some its short-term investments to repurchase treasury shares in 2002. The Company believes that its short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months. The Company has capital leases and non-cancelable operating lease commitments for office space and equipment, many of which are renewable at the Company's option. Future minimum payments under non-cancelable capital leases and operating leases are as follows (in thousands): Year ending December 31, Capital Leases Operating Leases ------------------------------------------- ----------------- ------------------ ------------------------------------------- ----------------- ------------------ 2002 $761 $1,984 2003 -- 1,245 2004 -- 934 2005 -- 877 2006 and beyond -- 144 ------------------------------------------- ----------------- ------------------ ------------------------------------------- ----------------- ------------------ Total minimum lease payments $761 $5,184 Certain Factors That May Affect Future Results Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on the volume of minutes of usage generated and the rates per minute paid to the Company by these customers. A loss of business from any of the Company's major customers, including a decrease in business due to factors outside the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain Prepaid Wireless Services contracts will expire in 2002 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. Many wireless carriers are also providing, or can provide in-house, the services that the Company offers or similar services that are marketed to the same consumer base as the Company's services. If any of these contracts are not renewed, the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if each of the contracts is renewed, some contractual rates per minute will likely be lower than in previous years. If subscriber levels and minutes of usage decline, revenue and gross margins could be adversely affected due to these lower rates. These contracts are not exclusive and therefore do not prevent the Company's customers from using competitors' prepaid platforms. Two of the Company's former customers, ATandT Wireless and Rogers ATandT Wireless, did not renew their prepaid contracts and brought their prepaid programs in-house. There can be no assurances that other customers will not follow suit and elect not to use the Company's services to offer prepaid wireless services and the Company may not be able to replace these revenues. Furthermore, the Company has expended significant amounts of capital to support the agreements it has secured with its carrier customers. Because Prepaid Wireless Services revenues are principally generated by prepaid subscriber minutes of use, the Company's revenues can be impacted by the ability of carriers to successfully market and sell prepaid services and the timing of when such carriers promote prepaid services. Revenues from the Company's Prepaid Wireless Services business are dependent on the Company's ability to retain subscribers on the network and generate additional minutes of usage. However, there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase. Any such increase could result in reductions in related subscribers and therefore revenues. The Company is currently devoting significant resources toward the support and enhancement of its Prepaid Wireless Services and systems to enhance system reliability and expand its IVSN and hosting environment. The Company has experienced network outages that have resulted in reductions in revenue due to penalty clauses contained in certain of the Company's carrier customer contracts. There can be no assurance that the Company will successfully support and enhance its IVSN and transaction processing platform effectively to avoid system outages and any associated loss in revenue or damage to the Company's reputation. Nor can there be any assurances that the market for the Company's Prepaid Wireless Services will continue to develop, or that the Company's IVSN and transaction processing platform will successfully support current and future growth. If the Company is not successful in supporting current and future growth, if the market for the Company's Prepaid Wireless Services does not continue to develop or if outages intensify either in frequency or duration, there could be a material adverse effect on the Company's business, operating results and financial condition. On November 7, 2000 the Company sold the assets of its Teleservices business to Teletech Holdings, Inc. for $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $15 million through 2005, based upon achievement of predetermined revenue targets. In 2001, the Teleservices business did not achieve the predetermined revenue targets nor did the Company earn any additional cash payments. There can be no assurances that the Teleservices business will be successful in meeting the predetermined revenue targets to help the Company earn any of the remaining potential cash payments available. The Company continues to invest in new features and additional technologies including bcgi Wireless Wallet (m-commerce), Short Message Service (SMS) billing, the DTPP program and other new applications to expand its Prepaid Wireless Services business. There can be no assurances that there will be a market for these technologies, that the Company will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. In addition, the failure of any of these features or technologies may result in asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition. The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors including variations in prepaid subscriber additions, prepaid subscriber churn, customer rates per minute and minutes of use, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, the loss of customers, seasonal trends, network outages, variations in the level of system sales, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced growth in recent years these growth rates have recently slowed. There can be no assurance that wireless carriers will adopt prepaid programs including the Company's Prepaid Wireless Services offering or that wireless carriers will continue to use the Company's services. In addition, prepaid wireless services are relatively new services in new markets. If the growth in Prepaid Wireless Services does not materialize as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company expects that demand for its Roaming Services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers, as carriers offer more national one-rate roaming plans and as handset technology continues to improve registered roaming capabilities. Although the Company has been successful in reducing costs to support roaming services and maintaining profitability, there can be no assurance that the Company will be successful in reducing costs at a greater rate than the decline in revenue going forward. The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or adapt existing services or systems to keep pace with changes in the wireless industry. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all. Furthermore, a rapid shift away from the use of wireless services in favor of other services could offset demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services. The Company has expanded its operations rapidly, creating significant demands on the Company's management, administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. If the Company's management is unable to manage operational changes effectively, the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected. The Company's operations are supported by many hardware components and software applications from third party vendors, sometimes licensed from single vendors. There can be no assurances that these hardware components and software applications will function in accordance with specifications agreed upon by the Company and its vendors, that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices. If the hardware and software do not function as specified or if the Company can no longer license software from certain vendors or otherwise obtain the software, the Company's business, financial condition and results of operations could be materially and adversely affected. The Company currently prices and sells all of its prepaid systems to international customers in U.S. dollars. In addition, many Prepaid Systems customers are multinational corporations that are publicly traded in the U.S. or the United Kingdom. All payments are received in U.S. dollars which protects the Company from foreign currency fluctuations. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that prepaid systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control. In addition, under the current economic conditions, many corporations are reducing their capital budgets dramatically. Any such reductions in the capital budgets of the Company's customers could reduce demand for the Company's Prepaid Systems offerings. The market for services to wireless carriers is highly competitive and subject to rapid change as new technologies are continually introduced in the wireless marketplace. A number of companies currently offer one or more of the services offered by the Company. Many wireless carriers are also providing, or can provide in-house, the services that the Company offers or similar services that are marketed to the same consumer base as the Company's services. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and, consequently, the entrance of new competitors in the future. An important factor in the future success of the Company's Prepaid Wireless Services will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. An increase in competition or the inability of the Company to provide, at competitive prices, more functionality and features, could result in price reductions and loss of market share and could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, if the Company does not continue to upgrade its software and hosting environment as new wireless technologies evolve, including 2.5G and 3G technologies, the Company could risk the loss of existing and prospective customers. The Company's success and ability to compete is dependent in part upon its proprietary technology and its ability to protect such technology. The Company continues to defend its proprietary technology against patent infringement litigation, including the Freedom Wireless lawsuit. There can be no assurances that the Company's expenses to defend the Freedom Wireless suit will not exceed the Company's estimate. Also, if patent infringement judgments are entered against the Company or unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected. The Company has a number of patents pending to protect its proprietary technology in the United States and internationally. If these patents are not approved, the Company's technology may not be protected from infringement by third parties and the Company may be subject to additional patent infringement lawsuits or royalty payments to use the technology, which could have a material adverse affect on the Company's business, financial condition and results of operations. The Company's operations are dependent on its ability to maintain its computer, switching and other telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although the Company has built redundancy into its network with its Waltham, Massachusetts second data processing site and other redundant features, there are still parts of the network that are not redundant at this time. In addition, the Waltham site may not protect the Company from a natural disaster within the greater Boston, Massachusetts area. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business and results of operations. Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of its Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although the Company's investments are subject to credit risk, the Company's Investment Policy specifies credit quality standards for its investments and limits the amount of credit exposure from any single issue, issuer or type of investment. While the Company's investments are also subject to interest rate risk and will decrease in value if market interest rates increase, the Company typically holds all of its investments until maturity. However, since the investments are typically held to maturity and are generally conservative in nature and of relatively short duration, interest rate risk is mitigated. The Company does not own derivative financial instruments in its investment portfolio. The interest rates on the Company's capital lease obligations are fixed and therefore not subject to interest rate risk. The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many of the Systems business' customers are multinational corporations, which are publicly traded in the U.S. All payments are received in U.S. dollars, which minimizes the Company's need to hedge against foreign currency risk. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company's control. Accordingly, the Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item. Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2001 and 2000...............................26 Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..................... 27 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999............... 28 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..................... 29 Notes to Consolidated Financial Statements.........................30 Report of Ernst and Young LLP, Independent Auditors...........................42 Boston Communications Group, Inc. Consolidated Balance Sheets (In thousands, except share and per share amounts) December 31, ----------------------- ----------- ----------- 2001 2000 ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- ASSETS Current assets: Cash and cash equivalents $37,646 $50,499 Short-term investments 22,607 4,111 Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $1,169 in 2001 and $2,032 in 2000 10,782 13,761 Inventory 1,036 895 Deferred income taxes 2,352 2,804 Prepaid expenses and other assets 1,490 1,163 ------------------------------------------------------------------------------------------------ ----------- ----------- Total current assets 75,913 73,233 Property and equipment: Telecommunications systems and software 70,566 61,082 Furniture and fixtures 612 754 Leasehold improvements 1,895 1,664 Systems in development 3,027 9,294 ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- 76,100 72,794 Less allowance for depreciation and amortization 37,305 27,757 ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- 38,795 45,037 Goodwill, net 1,641 2,247 Other assets 204 931 ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- Total assets $116,553 $121,448 ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities: Accounts payable $1,428 $1,481 Accrued expenses 11,353 16,166 Deferred revenue 2,489 2,851 Income taxes payable 673 1,484 Current maturities of capital lease obligations 740 1,186 ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- Total current liabilities 16,683 23,168 Commitments and contingencies Deferred income taxes 3,040 2,843 Capital lease obligations, net of current maturities -- 740 Shareholders' equity: Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding -- -- Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,293,281 and 17,078,988 shares issued and outstanding in 2001 and 2000, respectively 173 171 Additional paid-in capital 99,600 98,285 Treasury Stock (101,420 shares), at cost (673) (673) Accumulated deficit (2,270) (3,086) ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- Total shareholders' equity 96,830 94,697 ------------------------------------------------------------------------------------------------ ----------- ----------- ------------------------------------------------------------------------------------------------ ----------- ----------- Total liabilities and shareholders' equity $116,553 $121,448 ------------------------------------------------------------------------------------------------ ----------- ----------- See accompanying notes. Boston Communications Group, Inc. Consolidated Statements of Operations (In thousands, except share and per share amounts) Year Ended December 31, --------------------------------- ----------- ---------- ---------- 2001 2000 1999 -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- REVENUES: Prepaid Wireless Services $48,746 $53,221 $36,920 Roaming Services 11,670 17,650 22,249 Prepaid Systems 5,867 4,699 5,012 -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- 66,283 75,570 64,181 EXPENSES: Cost of Prepaid Wireless Services revenues * 15,065 14,060 12,282 Cost of Roaming Services revenues * 10,026 14,393 18,232 Cost of Prepaid Wireless Services revenues - non-recurring charge 3,629 2,600 -- Cost of Prepaid Systems revenues * 2,846 2,190 3,434 Cost of Prepaid Systems revenues - non-recurring charge 147 -- 1,824 Engineering, research and development 7,974 8,018 5,986 Sales and marketing 4,383 5,162 6,075 General and administrative 6,083 6,752 6,244 General and administrative - non-recurring charge 111 -- -- Depreciation and amortization 15,882 17,795 12,785 Impairment of long-lived assets 280 1,094 -- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- 66,426 72,064 66,862 -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- Operating income (loss) (143) 3,506 (2,681) Interest income, net 2,393 2,049 941 Other expense - non-recurring charge (894) -- -- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- Income (loss) before income taxes 1,356 5,555 (1,740) Provision (benefit) for income taxes 540 1,845 (145) -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- Income (loss) from continuing operations 816 3,710 (1,595) Discontinued operations: Income from operations (net of income taxes of $735 and $540 in 2000 and 1999, respectively) -- 1,491 809 Gain on disposal (net of income taxes of $2,452 in 2000) -- 5,015 -- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- Income from discontinued operations -- 6,506 809 -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- Net income (loss) $816 $10,216 $(786) -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- Basic net income (loss) per common share: Continuing operations $0.05 $0.22 $(0.10) Net income (loss) $0.05 $0.61 $(0.05) Weighted average common shares outstanding 17,092 16,769 16,529 Diluted net income (loss) per share: Continuing operations $0.05 $0.21 $(0.10) Net income (loss) $0.05 $0.58 $(0.05) Weighted average common shares outstanding 17,737 17,575 16,529 -------------------------------------------------------------------------------------------------- ----------- ---------- ---------- *exclusive of depreciation, which is shown separately below See accompanying notes. Boston Communications Group, Inc. Consolidated Statements of Shareholders' Equity (In thousands, except share amounts) Treasury Stock Common Stock Additional Accumulated Total Paid In Shareholders' Capital Deficit Equity Shares Dollars Shares Dollars ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- Balance at December 31,1998 101,420 $(673) 16,436,028 $164 $91,683 $(12,516) $78,658 Exercise of stock options -- -- 208,980 2 1,209 -- 1,211 Issuance of common stock under employee stock purchase plan -- -- 54,866 1 285 -- 286 Net loss -- -- -- -- -- (786) (786) ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- Balance at December 31, 1999 101,420 (673) 16,699,874 167 93,177 (13,302) 79,369 Compensation expense related to acceleration of vesting of stock options in connection with sale of Teleservices business -- -- -- -- 800 -- 800 Exercise of stock options and related income tax benefit -- -- 336,983 3 3,978 -- 3,981 Issuance of common stock under employee stock purchase plan -- -- 42,131 1 330 -- 331 Net income -- -- -- -- -- 10,216 10,216 ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- Balance at December 31, 2000 101,420 (673) 17,078,988 171 98,285 (3,086) 94,697 Exercise of stock options -- -- 127,756 1 823 -- 824 Issuance of common stock under employee stock purchase plan -- -- 86,537 1 492 -- 493 Net income -- -- -- -- -- 816 816 ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- Balance at December 31, 2001 101,420 $(673) 17,293,281 $173 $99,600 $(2,270) $96,830 ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- ---------------------------------- -------- -------- ----------- -------- -------------- --------------- ---------------- See accompanying notes Boston Communications Group, Inc. Consolidated Statements of Cash Flows (In thousands) Year Ended December 31, -------------------------------- ---------- ---------- ---------- 2001 2000 1999 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- OPERATING ACTIVITIES Net income (loss) from continuing operations $816 $3,710 $(1,595) Adjustments to reconcile net income (loss) to net cash provided by operating activities: Depreciation and amortization 15,882 17,795 12,785 Deferred income taxes 649 1,208 395 Income tax benefit from exercise of stock options -- 1,745 -- Impairment of long-lived assets 280 1,094 -- Impairment of cost-based investment 600 -- -- Non-recurring charges 3,887 2,600 1,824 Changes in operating assets and liabilities, excluding effects of business dispositions: Accounts receivable 2,979 4,785 114 Inventory (141) 1,112 41 Prepaid expenses and other assets (200) (928) (118) Accounts payable and accrued expenses (9,115) 1,945 4,598 Income taxes payable (811) 979 9 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Net cash provided by operating activities of continuing operations 14,826 36,045 18,053 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Income from discontinued operations -- 6,506 809 Net change in operating assets and liabilities of discontinued operations -- (6,998) 293 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Net cash provided by (used in) operating activities from discontinued operations -- (492) 1,102 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Net cash provided by operations 14,826 35,553 19,155 INVESTING ACTIVITIES Purchase of short-term investments (24,621) (8,859) (18,777) Sale of short-term investments 6,125 13,839 16,772 Purchase of property and equipment (9,314) (23,954) (14,290) Net proceeds from sale of line of business -- 11,786 -- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Net cash used in investing activities (27,810) (7,188) (16,295) FINANCING ACTIVITIES Proceeds from exercise of stock options 824 2,236 1,211 Proceeds from issuance of common stock 493 331 286 Repayment of capital lease obligations (1,186) (1,578) (1,735) ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Net cash provided by (used in) financing activities 131 989 (238) ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Increase (decrease) in cash and cash equivalents (12,853) 29,354 2,622 Cash and cash equivalents at beginning of year 50,499 21,145 18,523 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Cash and cash equivalents at end of year $37,646 $50,499 $21,145 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- ---------------------------------------------------------------------------------------- ---------- ---------- ---------- Supplemental disclosure of non-cash transactions: Capital lease obligations -- -- $3,641 ---------------------------------------------------------------------------------------- ---------- ---------- ---------- See accompanying notes. Boston Communications Group, Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2001, 2000 and 1999 1. BASIS OF PRESENTATION The Company Boston Communications Group, Inc. (the "Company") provides real-time subscriber management services to the wireless industry through a combination of proprietary software applications, a carrier-class hosted environment, an Intelligent Voice Services Network (IVSN) and the Company's quality service and support organization. The Company also provides roaming services to the customers of wireless carriers and assembles and sells prepaid systems equipment. 2. SIGNIFICANT ACCOUNTING POLICIES Revenue Recognition The Company earns prepaid wireless services revenues by processing prepaid wireless minutes and earns roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. These revenues are recognized when the service is provided and are recorded net of estimated billing adjustments. The Company recognizes revenue from the sale of prepaid systems at the time the systems are shipped. Installation revenue is deferred until the entire installation is complete. Maintenance revenue is deferred over the term of the relevant maintenance agreement. Principles of Consolidation The financial statements include 100% of the accounts and operations of the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Cash and Cash Equivalents The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-Term Investments The Company accounts for its marketable securities under the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." The Company has classified all of its securities as available-for-sale, and are thus reported at fair market value, which approximate costs. Investments that mature in more than three months but less than 24 months are considered short-term investments. The Company's short-term investments are invested in corporate notes and annuities maturing in less than twenty-four months. Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Legal Costs The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. Income Taxes Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes. Comprehensive Income Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders' equity. Other comprehensive income is comprised only of net income. Concentrations of Credit Risk The Company's Prepaid Wireless Services allow wireless carriers throughout the United States to access the Company's ISVN and transaction processing platform, enabling such carriers to offer prepaid wireless calling to their subscribers. The Company's Roaming Services enable individuals to place wireless calls from service areas which are not covered by traditional roaming agreements. These calls are forwarded by wireless carriers to the Company for processing and the Company is responsible for billing, collecting and any associated bad debt risk. Each transaction is small in size and the Company minimizes credit risk by validating appropriate billing information. The Company sells its Prepaid Systems in North and South America and Africa. The Company generally does not require collateral from its customers. The Company has roaming and prepaid wireless service agreements with, and sells its prepaid systems to numerous carriers. The Company's accounts receivable as of December 31, 2001 includes two customers whose balances represent 37% and 36% of net accounts receivable, respectively. During the years ended December 31, 2001, 2000, and 1999, the Company's top 10 customers accounted for 90%, 93% and 86% of the Company's total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues only, as a percentage of total revenues, to major customers: December 31, 2001 2000 1999 ------------------------------ ------ ------- ------ ------------------------------ ------ ------- ------ Cingular Wireless (P,R,S) 28% 30% 25% Verizon Wireless (P,R) 33% 28% 30% ATandT (P,R) - 13% 13% ------------------------------ ------ ------- ------ Revenue from these customers was generated from the following businesses: P - Prepaid Wireless Services R - Roaming Services S - Prepaid Systems Inventory Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows (in thousands): December 31, --------------------- ---------- ---------- 2001 2000 -------------------- ---------- ---------- -------------------- ---------- ---------- Raw materials $130 $490 Work in process 906 405 -------------------- ---------- ---------- -------------------- ---------- ---------- $1,036 $895 -------------------- ---------- ---------- Property and Equipment Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Systems in development represent the cost of purchased hardware and software to be used in switching equipment not yet placed into service and will be depreciated between 3 and 5 years. Research and Development, Software Development Costs and Costs Obtained for Internal Use Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and related overhead costs of development of computer software are capitalized when technological feasibility has been established. The direct labor, travel and related overhead costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future undiscounted net cash flows and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is made available for general release and internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period. Impairment of Long Lived Assets The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company records impairment losses when events and circumstances indicate that the assets might be impaired, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or the discounted cash flow method, whichever is more appropriate under the circumstances involved. Goodwill Goodwill represents the excess of cost of acquired businesses over the fair market value of all net assets acquired. Goodwill is being amortized on a straight-line basis over an eight-year period. Accumulated amortization totaled approximately $3.2 million and $2.6 million as of December 31, 2001 and 2000, respectively. Stock-Based Compensation The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," under APB 25, since the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants. Accounting Pronouncement In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142) "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of $600,000 per year through 2003 and $400,000 in 2004. The Company has performed the first of the required impairment tests of goodwill and determined there will be no impact on the 2002 earnings and financial position of the Company as a result of adopting FAS 142. In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of fiscal 2003 and is currently in the process of evaluating the impact on its consolidated financial statements. In August, 2001, the FASB issued SFAS No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt FAS 144 in the first quarter of fiscal 2002 and is currently in the process of evaluating the impact on its consolidated financial statements. Basic and Diluted Net Income (Loss) Per Share Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares outstanding during the period. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average market price of the Company's Common Stock for the period. Accordingly, for the year ended December 31, 2001, options to purchase approximately 587,791 shares of Common Stock are excluded from the computation. For the year ended December 31, 2000, options to purchase 8,000 shares of Common Stock are excluded from the computation. For the year ended December 31, 1999, options to purchase 1,473,346 shares of Common Stock are excluded from the computation. Reclassifications Certain amounts in the accompanying 2000 and 1999 consolidated financial statements have been reclassified to permit comparison with the current year. 3. SPECIAL CHARGES In the fourth quarter of 2001, as a result of the discontinuance of the Company's voice mail product, the Company recorded an impairment loss of $280,000 for the write-off of hardware and software no longer used in the Company's business, a charge of $147,000 consisting of accruals and inventory write-offs and $111,000 for accounts receivable write-offs and severance costs. In the third quarter of 2001, the Company recorded a charge of $894,000 primarily for the permanent impairment of a cost-based investment. In the fourth quarter of 2000, the Company recorded an impairment loss of $1.1 million for the write-down of equipment that could no longer be used in its Prepaid Wireless Services business to its fair market value, as these assets were not expected to generate any additional cash flows. In September 1999, the Company recorded a non-recurring charge of $1.8 million as a result of the reorganization of the Prepaid Systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs. No amounts were accrued at December 31, 2001. In the third quarter of 2001, the Company recorded a non-recurring charge of $3.6 million, primarily to accrue for legal expenses estimated by the Company's outside counsel to be incurred in the defense of a patent infringement suit brought by Freedom Wireless. In the fourth quarter of 2000, the Company recorded a non-recurring charge of $2.6 million to accrue for legal expenses in the defense of the Freedom Wireless suit. There can be no assurances that the Company's expenses to defend the Freedom Wireless suit will not exceed the Company's estimate. The Company believes that the claims made by Freedom Wireless are without merit and is vigorously defending the action. The components of the legal charges and payments are as follows (in thousands): For the years ended December 31, 2000 2001 Initial charges Payments Balance Additional Payments Balance charges Cash charges: Legal fees primarily for Freedom Wireless suit $2,600 $114 $2,486 $3,629 $3,427 $2,688 4. DISCONTINUED OPERATIONS On November 7, 2000, the Company sold the net assets of its Teleservices business for approximately $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $15 million through 2005, based upon the achievement of predetermined revenue targets. The Company's Teleservices business did not meet any pre-determined revenue targets in 2001 and therefore the Company did not earn any additional cash payments. There can be no assurances that the Company will be successful in meeting the predetermined revenue targets or earning any of the potential cash payments available. Pursuant to APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," the Consolidated Financial Statements have been reclassified to reflect the sale of the Teleservices business. Accordingly, the operating results of the Teleservices business have been segregated as discontinued operations in the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Operating results from discontinued operations are as follows (in thousands, except per share amounts): For the years ended December 31, ------------------------------------- 2000 1999 ----------------------------------------------------------------------------- ------------------ ------------------ ----------------------------------------------------------------------------- ------------------ ------------------ Net revenues $24,432 $40,870 ----------------------------------------------------------------------------- ------------------ ------------------ ----------------------------------------------------------------------------- ------------------ ------------------ Operating income (net of income tax of $735 and $540) $1,491 $809 Gain on disposal (net of income tax of $2,452 in 2000) 5,015 -- ----------------------------------------------------------------------------- ------------------ ------------------ ----------------------------------------------------------------------------- ------------------ ------------------ Income from discontinued operations $6,506 $809 ----------------------------------------------------------------------------- ------------------ ------------------ ----------------------------------------------------------------------------- ------------------ ------------------ Basic net income from discontinued operations per common share $0.39 $0.05 Diluted net income from discontinued operations per common share $0.37 $0.05 ----------------------------------------------------------------------------- ------------------ ------------------ 5. EARNINGS PER SHARE The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts) for the years ended December 31: 2001 2000 1999 ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Numerator for basic and diluted earnings per share: Income (loss) from continuing operations $816 $3,710 $(1,595) Income from discontinued operations -- 6,506 809 ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Net income (loss) $816 $10,216 $(786) ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Denominator: Denominator for basic net income per share 17,092 16,769 16,529 Effect of dilutive employee stock options 645 806 -- ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Denominator for diluted net income per share 17,737 17,575 16,529 ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Basic net income (loss) per common share: Income (loss) from continuing operations $0.05 $0.22 $(0.10) Income from discontinued operations -- $0.39 $0.05 ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Net income (loss) per common share $0.05 $0.61 $(0.05) ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Diluted net income (loss) per common share: Income (loss) from continuing operations $0.05 $0.21 $(0.10) Income from discontinued operations -- $0.37 $0.05 ------------------------------------------------------ --------- --------- ---------- ------------------------------------------------------ --------- --------- ---------- Net income (loss) per common share $0.05 $0.58 $(0.05) ------------------------------------------------------ --------- --------- ---------- 6. ACCRUED EXPENSES Accrued expenses consist of the following (in thousands): December 31, 2001 2000 ----------------------------- ------------ ------------ Cellular airtime $1,166 $1,752 Payroll 1,759 2,892 Telecommunication costs 951 1,104 Equipment costs 376 2,201 Legal fees 2,688 2,486 Other 4,413 5,731 ----------------------------- ------------ ------------ ----------------------------- ------------ ------------ $11,353 $16,166 ----------------------------- ------------ ------------ 7. SEGMENT REPORTING SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the President and Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different niches in the wireless industry. The Company's reportable operating segments consist of Prepaid Wireless Services, Roaming Services and Prepaid Systems. The Company's Prepaid Wireless Services offerings allow wireless carriers to access the Company's ISVN and transaction processing platform, enabling such carriers to offer prepaid wireless calling to their subscribers. The Roaming Services segment provides wireless carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Prepaid Systems segment assembles and markets prepaid systems to international carriers and assembles the voice nodes used to support the Company's ISVN. The other segment assets include cash equivalents and short-term investments and other assets not allocated to the reportable operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that the financial results for the Company's operating segments have been prepared using a management approach. This is consistent with the basis and manner in which the Company's management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment gross margin. Revenues are generated from external customers, except for inter-segment revenues generated from V-nodes assembled for Prepaid Wireless Services by the Prepaid Systems business, which are eliminated in consolidation. Revenues are attributed to geographic areas based on the location of the customers to whom the services were provided or the location where the systems were shipped. Capital expenditures include equipment purchased directly from vendors or acquired through a capital lease. The summary of operating segment information is as follows at December 31 (in thousands): Prepaid Roaming Prepaid Other Elimination Total Wireless Services Services Systems ---------------------------------- ---------- ----------- ----------- ---------- -------------- ----------- ---------------------------------- ---------- ----------- ----------- ---------- -------------- ----------- 2001 Revenues $48,746 $11,670 $7,845 $-- $(1,978) $66,283 Depreciation and amortization 14,452 220 1,210 -- -- 15,882 Gross margin 30,052 1,644 3,643 -- (769) 34,570 Assets 45,136 1,549 4,326 65,542 -- 116,553 Capital expenditures 9,031 -- 231 52 -- 9,314 ---------------------------------- ---------- ----------- ----------- ---------- -------------- ----------- ---------------------------------- ---------- ----------- ----------- ---------- -------------- ----------- 2000 Revenues 53,221 17,650 18,449 -- (13,750) 75,570 Depreciation and amortization 14,934 597 2,264 -- -- 17,795 Gross margin 36,561 3,257 7,856 -- (5,347) 42,327 Assets 42,259 2,858 5,980 70,351 -- 121,448 Capital expenditures 22,573 51 996 334 -- 23,954 ---------------------------------- ---------- ----------- ----------- ---------- -------------- ----------- ---------------------------------- ---------- ----------- ----------- ---------- -------------- ----------- 1999 Revenues 36,920 22,249 10,327 -- (5,315) 64,181 Depreciation and amortization 10,247 945 1,593 -- -- 12,785 Gross margin 24,638 4,017 1,821 -- (2,067) 28,409 Assets 37,620 4,083 8,566 49,062 -- 99,331 Capital expenditures $14,231 $233 $1,624 $1,843 $-- $17,931 ---------------------------------- ---------- ----------- ----------- ---------- -------------- ----------- Information concerning principal geographic areas is as follows (in thousands): Year ended December 31, 2001 2000 1999 ------------------- ---------- ---------- --------- ------------------- ---------- ---------- --------- Net revenues: United States $62,083 $67,681 $56,405 Other 4,200 7,889 7,776 ------------------- ---------- ---------- --------- ------------------- ---------- ---------- --------- Total $66,283 $75,570 $64,181 ------------------- ---------- ---------- --------- 8. INCOME TAXES Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands): December 31, 2001 2000 -------------------------------------------------------------- ---------- ---------- -------------------------------------------------------------- ---------- ---------- Deferred tax assets: Net operating loss carry-forwards $959 $418 Allowance for doubtful accounts and billing adjustments 320 1,038 Inventory valuation adjustments 231 331 Minimum tax credit carry-forwards 731 444 Research tax credits 461 421 Accrued expenses and other 1,490 1,435 -------------------------------------------------------------- ---------- ---------- Total deferred tax assets 4,192 4,087 -------------------------------------------------------------- ---------- ---------- Deferred tax liabilities: Tax over book depreciation and amortization expense (4,880) (4,126) -------------------------------------------------------------- ---------- ---------- -------------------------------------------------------------- ---------- ---------- Total deferred tax liabilities (4,880) (4,126) -------------------------------------------------------------- ---------- ---------- -------------------------------------------------------------- ---------- ---------- Net deferred tax liabilities $(688) $(39) -------------------------------------------------------------- ---------- ---------- The provision (benefit) for income taxes from continuing operations consists of the following (in thousands): Year Ended December 31, 2001 2000 1999 ---------------------------------- ---------- --------- ---------- ---------------------------------- ---------- --------- ---------- Current: Federal $(139) $541 $(459) State 30 96 (81) ---------------------------------- ---------- --------- ---------- ---------------------------------- ---------- --------- ---------- (109) 637 (540) Deferred: Federal 552 1,027 336 State 97 181 59 ---------------------------------- ---------- --------- ---------- ---------------------------------- ---------- --------- ---------- 649 1,208 395 ---------------------------------- ---------- --------- ---------- ---------------------------------- ---------- --------- ---------- Income tax provision (benefit) $540 $1,845 $(145) ---------------------------------- ---------- --------- ---------- At December 31, 2001, the Company had approximately $8.1 million of net operating loss (NOL) carry-forwards for state income tax return purposes available for use in future years, which expire through 2014, and federal NOL carry-forwards of $1.6 million available for use in future years, which expire in 2021, and federal minimum tax credits of $731,000, which may be carried forward indefinitely. In 2000, the Company reversed the $1.1 million valuation allowance ($547,000 in continuing operations and $516,000 in discontinued operations) due to utilization of the net operating losses in the current year. A reconciliation of the income tax provision (benefit) at the statutory rate to the income tax provision from continuing operations as reported is as follows (in thousands): Year Ended December 31, 2001 2000 1999 ------------------------------------------------------- -------- --------- ----------- ------------------------------------------------------- -------- --------- ----------- Federal provision (benefit) at statutory rate $461 $1,889 $(592) State income provision (benefit), net of federal taxes 9 233 (71) Permanent differences 271 384 308 Recognition of NOL's not previously benefited (201) -- -- Research tax credits -- (114) -- Change in valuation allowance -- (547) 210 ------------------------------------------------------- -------- --------- ----------- ------------------------------------------------------- -------- --------- ----------- $540 $1,845 $(145) ------------------------------------------------------- -------- --------- ----------- Income taxes paid were $1.6 million in 2001, $384,000 in 2000 and $41,000 in 1999. 9. CAPITAL STOCK Preferred Stock The Board of Directors is authorized, subject to certain limitations prescribed by law, without further shareholder approval, to issue from time to time up to an aggregate of 2,000,000 shares of Preferred Stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company. Currently, there are no shares of Preferred Stock issued and outstanding. The Company has no present plans to issue any shares of Preferred Stock. Stock Option Plans The Company's 1996, 1998 and 2000 Stock Option Plans (the "Plans") were adopted by the Board of Directors and approved by the stockholders of the Company in 1996, 1998 and 2000, respectively. The Plans provide for the grant of stock options to employees, officers, directors and consultants and advisors to the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("Incentive Stock Options"), or options not intended to qualify as incentive stock options ("Non-Statutory Options"). Incentive stock options may only be granted to employees of the Company. In 2001, the Board of Directors and Stockholders of the Company approved an amendment to the 2000 Stock Option Plan allowing for an additional 750,000 shares to be granted. A total of 1,264,792, 600,000 and 1,250,000 shares of Common Stock may be issued upon the exercise of options granted under the 1996, 1998 and 2000 Stock Option Plans, respectively. The maximum number of shares with respect to which options may be granted to any employee under the 1996, 1998 and 2000 Stock Option Plans shall not exceed 200,000, 60,000 and 100,000 shares of Common Stock, respectively, during any calendar year. All options granted have 10-year terms and generally vest and become exercisable over one to five years. The Company has authorized Non-Statutory Options outside of the Plans. The number of shares authorized for grant outside of the Plans by the Board of Directors and Stockholders are 500,000, 150,000 and 110,000 shares for the years 2001, 2000 and 1999, respectively. Stock option activity information is as follows: 2001 2000 1999 ------------------------------------ ------------------------- ------------------------- -------------------------- ------------------------------------ ------------ ------------ ------------ ------------ ------------- ------------ Options Weighted Options Weighted Options Weighted Average Average Average Exercise Exercise Exercise Price Price Price ------------------------------------ ------------ ------------ ------------ ------------ ------------- ------------ ------------------------------------ ------------ ------------ ------------ ------------ ------------- ------------ Outstanding - beginning of year 2,441,563 $8.31 2,104,546 $7.27 1,935,976 $ 6.90 Granted 510,660 7.64 900,275 9.86 684,000 7.98 Exercised (127,756) 6.32 (336,983) 6.69 (208,980) 5.80 Canceled (174,359) 8.49 (226,275) 7.18 (306,450) 7.48 ------------------------------------ ------------ ------------ ------------ ------------ ------------- ------------ ------------------------------------ ------------ ------------ ------------ ------------ ------------- ------------ Outstanding - end of year 2,650,108 $8.26 2,441,563 $8.31 2,104,546 $7.27 ------------------------------------ ------------ ------------ ------------ ------------ ------------- ------------ The following table summarizes the options outstanding and exercisable as of December 31, 2001: Options Outstanding Options Exercisable ------------------- ------------------- ------------------- ------------------- ------------------ Range of Exercise Number of Shares Weighted Average Weighted Average Number of Shares Weighted Average Prices Exercise Price Remaining Exercise Price Contractual Life (In years) --------------------- ------------------- ------------------- ------------------- ----- ------------------- ------------------ $3.69 - $5.75 482,121 $5.00 5.4 380,794 $5.06 6.00 - 7.06 815,748 $6.71 7.3 512,922 $6.74 7.22 - 7.75 472,293 $7.58 8.7 124,001 $7.34 7.94 - 13.00 656,046 $10.85 8.1 215,479 $11.00 13.13 - 27.13 223,900 $14.27 5.4 217,238 $14.14 --------------------- ------------------- ------------------- ------------------- ----- ------------------- ------------------ 2,650,108 $8.26 7.3 1,450,434 $8.16 --------------------- ------------------- ------------------- ------------------- ----- ------------------- ------------------ There were 1.0 million options available for grant at December 31, 2001. Stock Based Compensation Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rates of 3.8%, 6.3% and 5.5%, respectively, no dividend yield, the volatility factor of the expected market price of the Company's common stock of 1.0, 0.9 and 0.5 and a weighted-average expected life of the option of 3 years. Using the above assumption, the weighted average fair value of options granted during 2001, 2000 and 1999 were $4.55, $6.55 and $3.98 per share, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share information): December 31, 2001 2000 1999 ------------------------------------------------ ----------- ---------- ------------ ------------------------------------------------ ----------- ---------- ------------ Pro forma net income (loss) $(1,498) $6,740 $(2,569) Pro forma basic net income (loss) per share (0.09) 0.40 (0.16) Pro forma diluted net income (loss) per share $(0.09) $0.38 $(0.16) ------------------------------------------------ ----------- ---------- ------------ Employee Stock Purchase Plan The Company's 1996 Employee Stock Purchase Plan and 2001 Employee Stock Purchase Plan (the "Purchase Plans") were adopted by the Board of Directors and approved by the shareholders of the Company in April 1996 and May, 2001, respectively. The Purchase Plans authorize the issuance of up to a total of 450,000 shares of Common Stock to participating employees. As of December 31, 2001, there were 238,305 shares available for grant under the Purchase Plans. In May 1999, the 1996 Employee Stock Purchase Plan was amended by the Board of Directors to shorten the initial eligibility period and increase the discount to the employees. All full-time employees of the Company who have been employed by the Company for a minimum of three months, including directors of the Company who are employees, are eligible to participate in the Purchase Plan. On the first day of a designated payroll deduction period (the "Offering Period"), the Company will grant to each eligible employee who has elected to participate in the Purchase Plan an option to purchase shares of Common Stock as follows: the employee may authorize an amount (up to a maximum of 10% of such employee's regular pay) to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares which has an aggregate market value (determined on the last day of the Offering Period) in excess of $25,000. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering. 10. LEASE COMMITMENTS The Company entered into capital leases of equipment and software totaling $3.6 million in 1999. The accumulated amortization of the assets under capital leases was $1.6 million and $1.1 million at December 31, 2001 and 2000, respectively, which is included in depreciation and amortization expense. The Company also has non-cancelable operating lease commitments for office space and equipment, many of which are renewable at the Company's option. Rent expense approximated $2.6 million in 2001, $1.6 million in 2000 and $1.7 million in 1999. Future minimum payments under non-cancelable capital leases and operating leases are as follows (in thousands): Year ending December 31, Capital Leases Operating Leases ------------------------------------------- ----------------- ------------------ ------------------------------------------- ----------------- ------------------ 2002 $761 $1,984 2003 -- 1,245 2004 -- 934 2005 -- 877 2006 and beyond -- 144 ------------------------------------------- ----------------- ------------------ ------------------------------------------- ----------------- ------------------ Total minimum lease payments $761 $5,184 ------------------ ------------------ Amounts representing interest 21 ------------------------------------------- ----------------- ------------------------------------------- ----------------- Present value of minimum lease payments - $740 currently due ------------------------------------------- ----------------- 11. EMPLOYEE BENEFIT PLAN The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. The Company contributes a percentage of each participating employee's salary deferral contributions. The Company's matching contributions are invested in various mutual funds and become 25 percent vested at the end of an employee's second year of service, and vest 25 percent per year of service thereafter until becoming fully vested at the end of five years of service. For the years ended December 31, 2001, 2000 and 1999, the Company's matching contributions under this plan were $223,000, $236,000 and $204,000, respectively. 12. COMMITMENTS AND CONTINGENCIES In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997, and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier has subsequently dropped the claim of tortious interference with contract and added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million. The Company believes that the claim is without merit. Discovery has been completed and motions for summary judgement are pending before the Court. In March 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. The suit alleges that the defendants infringe a patent held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. The Company has indemnification obligations with respect to the other defendants. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court, currently in the discovery phase. The complaint has been amended to include a continuation patent. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action. On January 4, 2002, a carrier customer sent a letter to the Company stating that it is entitled to indemnification from the Company in respect to certain claims pending in a patent infringement case brought by Ronald A. Katz Technology Licensing, L.P. against the carrier customer in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims infringement of 14 patents by the defendants in the case, and seeks damages in an unspecified amount. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint may relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The Company is reviewing the matter and has engaged outside counsel to represent it. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim. From time to time as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that these matters (other than that disclosed) will have a material adverse effect on the Company's consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on the Company's consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved. 13. SUBSEQUENT EVENT In March 2002, the discovery phase of the Freedom Wireless patent infringement suit was extended, requiring the Company to increase its estimate of legal costs expected to be incurred in this case. As a result, in the first quarter of 2002, the Company expects to record an additional charge for these costs. The Company is currently working with its outside counsel to determine the best estimate of these additional costs and expects to have an estimate in April 2002. REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS Board of Directors and Shareholders Boston Communications Group, Inc. We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. /s/ Ernst and Young LLP Boston, Massachusetts January 31, 2002, except for Note 13, as to which the date is March 28, 2002 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None. PART III Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY The sections entitled "Election of Directors" and "Reports Under Section 16(a) of the Exchange Act" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2002 set forth certain information with respect to the directors of the Company and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are, or may be deemed to be, executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report. Item 11. EXECUTIVE COMPENSATION The sections entitled "Executive Compensation", "Employment Agreements with Named Executive Officers" and "Report of the Compensation Committee" appearing in the Company's proxy statement for the 2002 annual meeting of stockholders set forth certain information with respect to the compensation of management of the Company and are incorporated herein by reference. Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the 2002 annual meeting of stockholders sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference. Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS The sections entitled "Executive Compensation," "Employment Agreements with Named Executive Officers" and "Certain Transactions" appearing in the Company's proxy statement for the 2002 annual meeting of stockholders set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and are incorporated herein by reference. PART IV Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K (a)(1) Financial Statements The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8: Consolidated Balance Sheets at December 31, 2001 and 2000.............................26 Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999.............................27 Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999....................28 Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999.............................29 Notes to Consolidated Financial Statements.......................30 (2) Financial Statement Schedules Index to Consolidated Financial Statement Schedules For the years ended December 31, 2001, 2000 and 1999: Schedule II - Valuation and Qualifying Accounts All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable. (3) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K. (b) Reports on Form 8-K None SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April 2002. BOSTON COMMUNICATIONS GROUP, INC. By: _/s/ E. Y. Snowden E. Y. Snowden President and Chief Executive Officer Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Signature Title Date /s/ E. Y. Snowden President, Chief April 1, 2002 E. Y. Snowden Executive Officer and Director /s/ Karen A. Walker Vice President, April 1, 2002 Karen A. Walker Finance and Administration, Director (Principal Financial and Accounting Officer) /s/ Paul J. Tobin Chairman of the April 1, 2002 Paul J. Tobin Board of Directors Signature Title Date /s/ Brian E. Boyle Vice Chairman of the April 1, 2002 Brian E. Boyle Board of Directors /s/ Frederick E. von Mering Director April 1, 2002 Frederick E. von Mering /s/ Jerrold D. Adams Director April 1, 2002 Jerrold D. Adams /s/ Paul R. Gudonis Director April 1, 2002 Paul R. Gudonis /s/ Gerald Segel Director April 1, 2002 Gerald Segel /s/ Rajendra Singh Director April 1, 2002 Rajendra Singh /s/ Gerald McGowan Director April 1, 2002 Gerald McGowan EXHIBIT INDEX Exhibit No. Description 3.1 Restated Articles of Organization of the Company, as amended. 1 3.3 Amended and Restated By-Laws of the Company. 1 10.1 +1996 Stock Option Plan. 1 10.2 +1996 Employee Stock Purchase Plan. 1 10.3 +Amendment Number 1, dated August 30, 1996, to 1996 Employee Stock Purchase Plan 2 10.4 Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc.1 10.5 Commercial Lease dated February 26, 1996 between the Company and Cummings Property Management, Inc. (Amendment No.1).2 10.6 Commercial Lease dated April 1, 1997 between the Company and Cummings Properties Management, Inc.3 10.7 Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden.4 10.8 +1998 Stock Incentive Plan.5 10.9 Master Equipment Lease between Boston Communications Group and Fleet Capital Corp. dated May 17, 1999.6 10.10 Lease between Cummings Properties and Boston Communications Group dated June 3, 1999.7 10.11 Amendment No. 3 to the Boston Communications Group, Inc. 1996 Employee Stock Purchase Plan dated August 12, 1999.8 10.12^ Distribution agreement between Centigram Communications Corporation and Boston Communications Group, Inc. dated January 17, 2000.9 10.13 +Boston Communications Group, Inc. 2000 Stock Option Plan.10 10.14 Master Services Agreement with Exodus Communications Inc. dated December 4, 2000.11 10.15 +Amendment No. 1 to Boston Communications Group, Inc. 2000 Stock Option Plan.12 10.16 +2001 Employee Stock Purchase Plan.12 21 Subsidiaries of the Registrant. 23 Consent of Independent Auditors. 1 Incorporated by reference to the Company's Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128) 2 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996. 3 Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997. 4 Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998. 5 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998. 6 Incorporated by reference to the Company's Form 10-Qfor the quarter ended June 30, 1999. 7 Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999. 8 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999. 9 Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000. 10 Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000. 11 Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000. 12 Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001. + Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c)of this Report. ^ Confidential treatment granted as to certain positions, which positions have been deleted and filed separately with the Securities and Exchange Commission. SCHEDULE II BOSTON COMMUNICATIONS GROUP, INC. VALUATION AND QUALIFYING ACCOUNTS (In thousands) ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- CHARGED TO BALANCE AT CHARGED TO OTHER BEGINNING OF COSTS AND ACCOUNTS BALANCE AT PERIOD EXPENSES DESCRIBE (1) DESCRIBE (2) END OF PERIOD ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- Year ended December 31, 2001: Reserves and $2,032 $-- $1,769 $2,632 $1,169 allowances deducted from asset accounts: Allowance for billing adjustments and uncollectible accounts ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- Year ended December 31, 2000: Reserves and allowances deducted from asset accounts: Allowance for billing adjustments and uncollectible accounts 2,025 -- 1,994 1,987 2,032 ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- Year ended December 31, 1999: Reserves and $1,508 $-- $1,688 $1,171 $2,025 allowances deducted from asset accounts: Allowance for billing adjustments and uncollectible accounts ----------------------------------------------- -------------- ------------- -------------- -------------- -------------- (1) Billing adjustments recorded as a reduction of revenue. (2) Settlement of billing adjustments. EXHIBIT 21 SUBSIDIARIES OF REGISTRANT Place of Incorporation Names under which doing business 1. Voice Systems Technology, Inc. Delaware Boston Communications Group 2. Cellular Express, Inc. Massachusetts Boston Communications Group 3. BCG Securities Corp. Massachusetts Boston Communications Group 4. Wireless Roaming, Inc. Delaware Boston Communications Group 5. BCGI Communications Corp. Delaware Boston Communications Group Exhibit 23 CONSENT OF INDEPENDENT AUDITORS We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-11139, 333-11191, 333-11195, 333-57643, 333-57641, 333-85247, 333-48672, 333-48670, 333-67158 and 333-82170) of our report dated January 31, 2002, (except for Note 13, as to which the date is March 28, 2002), with respect to the consolidated financial statements and schedule of Boston Communications Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001. /s/ Ernst and Young LLP Boston, Massachusetts March 28, 2002