Form 10-Q
period 2002-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 2002-05-15
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q

  (x) Quarterly report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2002
                                       or

(  ) Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934


            Commission file number: 0-28432

                       Boston Communications Group, Inc.
               (Exact name of registrant as specified in its charter)

                Massachusetts
         -----------------------------
State or other jurisdiction of incorporation or organization)

                        04-3026859
                --------------------------------------
                (I.R.S. Employer Identification No.)

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

As of May 2, 2002 the Company had outstanding 17,235,571 shares of common stock, $.01 par value per share.

                                       18
                                                                 INDEX
                                                           PAGE NUMBER

PART I.   FINANCIAL INFORMATION:

   Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets........................................3

            Consolidated Statements of Operations..............................4

            Consolidated Statements of Cash Flows..............................5

            Notes to Consolidated Financial Statements.........................6

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................10

          Certain Factors That May Affect Future Results......................13

   Item 3. Quantitative and Qualitative Disclosures
             About Market Risk................................................16


PART II.          OTHER INFORMATION:

   Item 1.  Legal Proceedings.................................................16

 Item 6.  Exhibits and Reports on Form 8-K....................................17

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the expected increase in subscriber base, average minutes of use (MOU) and Prepaid Wireless Services revenues, increase in MOUs resulting in increased volume discounts for carriers, leveraging fixed costs to yield higher Prepaid Wireless Services gross margins in 2002, reduction of unregistered roaming revenues, increases in engineering, research and development expenditures, decreases in sales and marketing expenditures, increases in depreciation and amortization and the source of funds for capital investments. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

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

                        BOSTON COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                                  March 31,      December 31,
                                                                                                 ------------- -----------------
                                                                                                 ------------- -----------------
                                                                                                     2002            2001
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------

ASSETS
Current assets:
      Cash and cash equivalents                                                                       $34,591           $37,646
      Short-term investments                                                                           20,578            22,607
      Accounts receivable, net of allowance for billing adjustments and
         doubtful accounts of $1,074 in 2002 and $1,169 in 2001                                        13,981            10,782
      Inventory                                                                                           862             1,036
      Deferred income taxes                                                                             3,358             2,352
      Prepaid expenses and other assets                                                                 1,682             1,490
------------------------------------------------------------------------------------------------ ------------- -----------------
         Total current assets                                                                          75,052            75,913
Property and equipment:
      Telecommunications systems & software                                                            72,474            70,566
      Furniture and fixtures                                                                              616               612
      Leasehold improvements                                                                            1,905             1,895
      Systems in development                                                                            6,189             3,027
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------
                                                                                                       81,184            76,100
      Less allowance for depreciation and amortization                                                 41,307            37,305
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------
                                                                                                       39,877            38,795
Goodwill, net of accumulated amortization of $3,212                                                     1,641             1,641
Other assets                                                                                              209               204
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------
      Total assets                                                                                   $116,779          $116,553
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                                                 $3,437            $1,428
      Accrued expenses                                                                                 13,311            11,353
      Deferred revenue                                                                                  1,744             2,489
      Income taxes payable                                                                                662               673
      Current maturities of capital lease obligations                                                     427               740
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------
         Total current liabilities                                                                     19,581            16,683
 Commitments and contingencies
 Deferred income taxes                                                                                  3,040             3,040
   Shareholders' equity:
      Preferred Stock,  $.01 par value, 2,000,000 shares authorized, none issued and
outstanding                                                                                                --                --
      Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized;
          17,335,664 and 17,293,281 shares issued and outstanding in 2002 and 2001,
         respectively                                                                                     173               173
      Additional paid-in capital                                                                       99,896            99,600
      Treasury Stock (273,420 and 101,420 shares in 2002 and 2001, respectively ), at cost            (2,131)             (673)
      Accumulated deficit                                                                             (3,780)           (2,270)
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------
         Total shareholders' equity                                                                    94,158            96,830
------------------------------------------------------------------------------------------------ ------------- -----------------
------------------------------------------------------------------------------------------------ ------------- -----------------
         Total liabilities and shareholders' equity                                                  $116,779          $116,553
------------------------------------------------------------------------------------------------ ------------- -----------------
See accompanying notes.

                        BOSTON COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                              2002               2001
---------------------------------------------------------------------- ----------------- -------------------

REVENUES:
     Prepaid Wireless Services                                                  $12,139             $14,025
     Roaming Services                                                             1,583               3,341
     Prepaid Systems                                                              1,320               1,623
---------------------------------------------------------------------- ----------------- -------------------
                                                                                 15,042              18,989
EXPENSES:
     Cost of Prepaid Wireless Services revenues *                                 3,869               3,934
     Cost of Prepaid Wireless Services revenues - special charge                  3,297                  --
     Cost of Roaming Services revenues *                                          1,452               2,894
     Cost of Prepaid Systems revenues *                                             703                 723
     Engineering, research and development                                        1,973               2,273
     Sales and marketing                                                          1,129               1,444
     General and administrative                                                   1,418               1,719
     Depreciation and amortization                                                4,128               3,866
---------------------------------------------------------------------- ----------------- -------------------
                                                                                 17,969              16,853
---------------------------------------------------------------------- ----------------- -------------------
Operating income (loss)                                                         (2,927)               2,136
Interest income, net                                                                411                 756
---------------------------------------------------------------------- ----------------- -------------------
Income (loss) before income taxes                                               (2,516)               2,892
Provision (benefit) for income taxes                                            (1,006)               1,156
---------------------------------------------------------------------- ----------------- -------------------
Net income (loss)                                                              $(1,510)              $1,736
---------------------------------------------------------------------- ----------------- -------------------

Basic net income per common share:
      Net income                                                                $(0.09)               $0.10
      Weighted average common shares outstanding                                 17,157              17,018

Diluted net income per share:
      Net income                                                                $(0.09)               $0.10
      Weighted average common shares outstanding                                 17,157              17,695
---------------------------------------------------------------------- ----------------- -------------------

* exclusive of depreciation, which is shown separately below See accompanying notes.

                        BOSTON COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                                          2002           2001
------------------------------------------------------------------------------- --------------- ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                     ($1,510)          $1,736
Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Depreciation and amortization                                                       4,128           3,866
     Deferred income taxes                                                             (1,006)             334
     Non-recurring charge                                                                3,297              --
Changes in operating assets and liabilities:
     Accounts receivable                                                               (3,199)             422
     Inventory                                                                             174              88
     Prepaid expenses and other assets                                                   (197)             215
     Accounts payable, accrued expenses and deferred revenue                              (75)         (3,984)
     Income taxes payable                                                                 (11)           (155)
------------------------------------------------------------------------------- --------------- ---------------
        Net cash provided by operations                                                  1,601           2,522

INVESTING ACTIVITIES
Purchases of property and equipment                                                    (5,210)         (3,025)
Sales of short-term investments                                                          2,962           3,111
Purchases of short-term investments                                                      (933)         (5,200)
------------------------------------------------------------------------------- --------------- ---------------
        Net cash used in investing activities                                          (3,181)         (5,114)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase                        296             518
plan
Purchase of treasury stock                                                             (1,458)             ---
Repayment of capital leases                                                              (313)           (287)
------------------------------------------------------------------------------- --------------- ---------------
        Net cash provided by (used in) financing activities                            (1,475)             231
------------------------------------------------------------------------------- --------------- ---------------

Decrease in cash and cash equivalents                                                  (3,055)         (2,361)
Cash and cash equivalents at beginning of period                                        37,646          50,499
------------------------------------------------------------------------------- --------------- ---------------
Cash and cash equivalents at end of period                                             $34,591         $48,138
------------------------------------------------------------------------------- --------------- ---------------
See accompanying notes.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


1.     Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

       The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


2.        Special Charges

       In the fourth quarter of 2000, the Company recorded a special charge of $2.6 million to accrue for legal expenses in the defense of the Freedom Wireless suit. In the third quarter of 2001, the Company recorded a special charge of $3.6 million, primarily to accrue for legal expenses estimated by the Company's outside counsel to be incurred in the defense of a patent infringement suit brought by Freedom Wireless. In the first quarter of 2002, the Company recorded a special charge of $3.3 million to principally accrue for legal expenses estimated by the Company's outside counsel to be incurred in the defense of a patent infringement suit brought by Freedom Wireless, Inc. There can be no assurances that the Company's expenses to defend the Freedom Wireless suit will not exceed the Company's estimate. The Company believes that the claims made by Freedom Wireless are without merit and is vigorously defending the action. The components of the legal charges and payments are as follows (in thousands):



                                    Initial             12/31/00   Additional            12/31/01  Additional            3/31/02
                                     charges  Payments  Balance     charges    Payments  Balance   charges     Payments  Balance
                                     -------  --------  --------  ----------   -------   --------  --------    -------   --------

       Cash charges:
       Legal fees primarily
       for
           Freedom Wireless            $2,600       $114    $2,486     $3,629    $3,427    $2,688      $3,297      $800    $5,185
           suit                        ======       ====    ======     ======    ======    ======      ======      ====    ======


3.     Earnings Per Share

       The following table sets forth the computation of basic and diluted net income per share for:

                                                                         For the months ended
                                                                               March 31,
                                                                          2002             2001
        ------------------------------------------------------------ --------------- ---------------
        Numerator for basic and diluted earnings per share:
        ------------------------------------------------------------ --------------- ---------------
           Net income (loss)                                               ($1,510)          $1,736
        ------------------------------------------------------------ --------------- ---------------
        ------------------------------------------------------------ --------------- ---------------
        Denominator:
           Denominator for basic net income (loss) per share                 17,157          17,018
           Effect of dilutive employee stock options                             --             677
        ------------------------------------------------------------ --------------- ---------------
        ------------------------------------------------------------ --------------- ---------------
           Denominator for diluted net income (loss) per share               17,157          17,695
        ------------------------------------------------------------ --------------- ---------------
        ------------------------------------------------------------ --------------- ---------------
        Basic net income (loss) per common share                            ($0.09)           $0.10
        ------------------------------------------------------------ --------------- ---------------
        Diluted net income (loss) per common share                          ($0.09)           $0.10
        ------------------------------------------------------------ --------------- ---------------


4.     Inventory

       Inventories consisted of the following at:

       (in 000's)                         March 31, 2002      December 31, 2001
       ------------------------  ----------------------- ----------------------
       Purchased parts                       $627                          $130
       Work-in-process                        235                           906
       -------------------------------- ----------------------- ----------------
                                             $862                        $1,036
       -------------------------------- ----------------------- ----------------


5.     Segment Reporting

         (in 000's except percentages)

                                        Prepaid
     Three months ended                Wireless      Roaming      Prepaid       Eliminations
     March 31,                         Services     Services      Systems                          Total
     -------------------------------- ------------ ------------ ------------ ------------------ ------------
     2002
     Revenues                             $12,139       $1,583       $2,447           ($1,127)      $15,042
                                          =======       ======       ======           ========      =======
     Gross margin (1)                       4,973          131          994              (377)        5,721
                                            =====          ===          ===              =====        =====
     Gross margin percentage (1)               41%          8%          41%                            38%
                                               ===          ==          ===                            ===
     2001
     Revenues                             $14,025       $3,341       $2,429             ($806)      $18,989
                                          =======       ======       ======             ======      =======
     Gross margin                          10,091          447        1,213              (313)       11,438
                                           ======          ===        =====              =====       ======
     Gross margin percentage                   72%         13%          50%                            60%
                                               ===         ===          ===                            ===

(1) The results for the three months ended March 31, 2002 include a one-time charge of $3.3 million principally for estimated legal expenses expected to be incurred in connection with the Freedom
              Wireless patent infringement suit which is classified as a cost of Prepaid Wireless Services.


6. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142) "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 142.

     The Company adopted the new rules on accounting for goodwill in the first quarter of 2002. The Company has performed the first of the required impairment tests of goodwill and determined that its goodwill was not impaired upon the adoption of FAS 142. The goodwill is attributable to the Prepaid Wireless Services segment. The effect of no longer amortizing goodwill under FAS 142 is as follows:

       (in 000's)                         March 31, 2002         March 31, 2001
       ------------------------------------ ------------------- ----------------
       Reported net income (loss)               $(1,510)                 $1,736
       Goodwill amortization                      ---                       151

       ------------------------------------ ------------------- ---------------
       ------------------------------------ ------------------- ---------------
       Adjusted net income (loss)                (1,510)                  1,887
       ------------------------------------ ------------------- ---------------
       ------------------------------------ ------------------- ---------------

       Basic earnings (loss) per share
       ------------------------------------ ------------------- ---------------
       ------------------------------------ ------------------- ---------------
       Reported net income (loss)                 (0.09)                   0.10
       Goodwill amortization                      ------                   0.01

       ------------------------------------ ------------------- ---------------
       ------------------------------------ ------------------- ---------------
       Adjusted net income (loss)                 (0.09)                   0.11
       ------------------------------------ ------------------- ---------------
       ------------------------------------ ------------------- ---------------

       Diluted earnings (loss) per share
       ------------------------------------ ------------------- ---------------
       ------------------------------------ ------------------- ---------------
       Reported net income (loss)                 (0.09)                   0.10
       Goodwill amortization                      ------                   0.01

       ------------------------------------ ------------------- ---------------
       ------------------------------------ ------------------- ---------------
       Adjusted net income (loss)                 $(0.09)                 $0.11
       ------------------------------------ ------------------- ---------------

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

     In August, 2001, the FASB issued SFAS No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted FAS 144 in January 2002, and there was no impact on its consolidated financial statements.


7.     Contingencies - Legal


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Results of Operations

The Company's total revenues decreased 21% from $19.0 million in the three months ended March 31, 2001 to $15.0 million in the three months ended March 31, 2002. The decline was primarily attributable to a 53% decline in Roaming Services revenue and a 13% decline in revenues from the Company's Prepaid Wireless Services business.

Including the non-recurring charges, the Company generated an operating loss of $2.9 million during the three months ended March 31, 2002 compared to operating income of $2.1 million for the corresponding period in the prior year. Excluding the effects of special charges in the three months ended March 31, 2002, the operating income from operations was $370,000. The decrease in operating income resulted primarily from decreased Prepaid Wireless Services revenue and gross margin. The specifics of each segment's revenues and gross margins are discussed in greater detail below.


                                                             Segment Data
                                            (in thousands, except percentages)

                                       Prepaid
     Three months ended                Wireless      Roaming      Prepaid         Eliminations
     March 31,                         Services     Services      Systems                             Total
     -------------------------------- ------------ ------------ ------------ ------------------- ---------------
     2002
     Revenues                             $12,139       $1,583       $2,447            ($1,127)         $15,042
                                          =======       ======       ======            ========         =======
     Gross margin, excluding
     special charge                         8,270          131          994               (377)           9,018
                                            =====          ===          ===               =====           =====
     Gross margin percentage,
     excluding special charge                  68%          8%          41%                                60%
                                               ===          ==          ===                                ===
     Gross margin (1)                       4,973          131          994               (377)           5,721
                                            =====          ===          ===               =====           =====
     Gross margin percentage (1)               41%          8%          41%                                38%
                                               ===          ==          ===                                ===
     2001
     Revenues                              14,025        3,341        2,429               (806)          18,989
                                           ======        =====        =====               =====          ======
     Gross margin                         $10,091         $447       $1,213              $(313)         $11,438
                                          =======         ====       ======              ======         =======
     Gross margin percentage                   72%         13%          50%                                60%
                                               ===         ===          ===                                ===

(1) The results for the three months ended March 31, 2002 include a special charge of $3.3 million principally for estimated legal expenses expected to be incurred in connection with the Freedom
              Wireless patent infringement suit which is classified as a cost of prepaid wireless services.



Prepaid Wireless Services

Prepaid Wireless Services revenues decreased 13% from $14.0 million in the first quarter of 2001 to $12.1 million in the first quarter of 2002. The revenue decline compared to the prior year was primarily a result of the loss of Rogers AT&T and AT&T Wireless, which loss was partially offset by increased average minutes of use (MOUs) per subscriber from 49 at March 31, 2001 to 87 at March 31, 2002, representing a 78% increase. The increase in MOUs resulted primarily from the Company's carrier customers promoting more competitively priced, digital, full featured prepaid offerings. The Company expects that its subscriber base, average MOUs and revenues will increase as existing and prospective carrier customers aggressively market the Company's full-featured, prepaid offerings which appeal to higher quality digital subscribers who tend to talk more on their prepaid phones. The Company expects that the anticipated revenue growth will be tempered, however, as carriers who generate higher MOUs avail themselves of volume pricing discounts offered by the Company. The primary reason for the decline in subscribers from 2.1 million at March 31, 2001 to 1.9 million at March 31, 2002 was the write off of 600,000 non-performing subscribers at December 31, 2001.

Including a special charge of $3.3 million for legal expenses, the gross margin for Prepaid Wireless Services was 41% for the three months ended March 31, 2002. Excluding special charges, gross margins decreased from 72% of Prepaid Wireless Services for the three months ended March 31, 2001 to 68% of such revenues for the three months ended March 31, 2002. The decrease resulted primarily from lower revenues and, therefore, lower absorption of fixed costs. The charge for legal expenses consists primarily of estimated probable fees the Company will incur in the defense of the patent infringement suit brought by Freedom Wireless and represents management's best estimate based upon the current facts and circumstances. The Company expects that as subscribers and MOU grow, it will be able to resume leveraging its fixed costs to yield higher gross margins in subsequent quarters in 2002.


Roaming Services

Roaming Services revenues decreased 53% from $3.3 million in the first quarter of 2001 to $1.6 million in the first quarter of 2002. The decrease in Roaming Services revenues in 2002 was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities. The Company anticipates that these trends will continue, and therefore, Roaming Services revenues are expected to continue to decrease at similar rates compared to prior periods.

Gross margins for Roaming Services decreased from 13% of Roaming Services revenues in 2001 to 8% in 2002. The decrease primarily resulted from lower revenues and the resulting lower absorption of fixed costs.


Prepaid Systems

Gross Prepaid Systems revenues remained flat in the first quarter of 2002 compared to the first quarter of 2001. Excluding inter-segment revenues, Prepaid Systems revenues decreased 19% from $1.6 million in 2001 to $1.3 million in 2002. The decrease in Prepaid Systems revenues, excluding inter-segment revenues, primarily resulted from a decrease in sales of voice mail systems that were discontinued in December 2001.

Gross margins for Prepaid Systems, excluding inter-segment revenues, decreased from 55% of Prepaid Systems revenues in the first quarter of 2001 to 47% in the first quarter of 2002. The decrease resulted primarily from lower revenues attributable to the discontinuance of voice mail sales, and to a lesser extent, to lower recurring service revenues that typically yield higher margins.


Operating Data

                                                                           Three months ended March 31,
                                                                        2002                         2001
------------------------------------------------------------- -------------------------- -----------------------------
                                                                            % of Total                    % of Total
($ in thousands)                                              Total          Revenues       Total          Revenues
------------------------------------------------------------- ----------- -------------- ------------- ---------------
Total revenues                                                    15,042           100%       $18,989            100%
-------------------------------------------------------------
Engineering, research and development                              1,973            13%         2,273             12%
-------------------------------------------------------------
Sales and marketing                                                1,129             8%         1,444              8%
-------------------------------------------------------------
General and administrative                                         1,418             9%         1,719              9%
-------------------------------------------------------------
Depreciation and amortization                                      4,128            27%         3,866             20%
-------------------------------------------------------------


Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased as a percentage of total revenues from 12% to 13% for the quarters ended March 31, 2001 and 2002, respectively. This increase primarily resulted from the decrease in total revenues. The decrease in absolute dollars resulted from increased capitalization of costs as more efforts were focused on developing and deploying new features and functionality. Although the Company intends to continue to increase its engineering, research and development expenditures to support ongoing and future development and enhancements of its prepaid and other wireless services, the Company does not expect that engineering, research and development expenditures will increase as a percentage of revenues.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses remained consistent at 8% of total revenues for the quarters ended March 31, 2002 and 2001. In absolute dollars, sales and marketing expenses decreased as the Company continued to effectively manage its costs. Since sales and marketing expenses are typically higher in the first quarter compared with other quarters due to incurring certain costs for trade shows that typically occur during the quarter, sales and marketing expenses are expected to decrease in absolute dollars and as a percentage of revenue for the remaining quarters of 2002.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. General and administrative expenses remained consistent at 9% of revenues for the quarters ended March 31, 2002 and 2001. In absolute dollars, general and administrative expenses decreased as the Company continued to effectively manage its costs. The general and administrative costs are expected to decrease as a percentage of revenues in the remaining quarters of 2002.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions was amortized over eight years during 2001 but is no longer being amortized in accordance with FAS 142. Depreciation and amortization expense increased from 20% of total revenues in the first quarter of 2001 to 27% of total revenues in the first quarter of 2002. The increase in 2002 was primarily due to decreased revenues and additional capital deployed to support the Company's Prepaid Wireless Services. The Company expects that depreciation and amortization will increase during the remaining quarters of 2002, as more capital is deployed to support the anticipated growth in Prepaid Wireless Services and its investment in complimentary real-time transaction processing features and services.


Interest income, net

Interest income decreased by 46% from $756,000 for the quarter ended March 31, 2001 to $411,000 for the quarter ended March 31, 2002. Interest income was earned primarily from investments, as well as from the cash generated from operations, the sale of the Teleservices business and the proceeds from the Company's public offerings. The decline in interest income in 2002 resulted from lower interest rates in the marketplace.


Provision for income taxes

The income tax benefit of $1.0 million for the quarter ended March 31, 2002 yielded a 40% income tax rate compared to income tax expense of $1.2 million or a 40% rate for the quarter ended March 31, 2001.


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $55.2 million at March 31, 2002 compared to $60.3 million at December 31, 2001. Net cash provided by operations of $1.6 million in the first quarter of 2002 resulted from depreciation and amortization of $4.1 million and non-recurring charges of $3.3 million. These amounts were offset by the net loss of $1.5 million for the quarter and an increase of $3.2 million in the Company's accounts receivable due to the increase in the Company's days sales outstanding for billing delays that are anticipated to be corrected by the third quarter of 2002.

The Company's investing activities utilized $3.2 million of net cash in the first quarter of 2002. The Company expended $5.2 million in the first quarter of 2002, primarily for telecommunications systems equipment and software for expansion of the Company's IVSN and transaction processing platform, which was primarily offset by $2.0 million in net sales of short-term investments. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen its Prepaid Wireless Services and other enhanced services. The source of funds for these investments are expected to be from cash flows anticipated to be generated from operations or the Company's short-term investments. The Company's financing activities utilized $1.5 million in net cash during the quarter ended March 31, 2002, principally due to the repurchase of the Company's stock.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.


Significant Accounting Policies

Revenue Recognition

The Company earns prepaid wireless services revenues by processing prepaid wireless minutes and earns roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. These revenues are recognized when the service is provided and are recorded net of estimated billing adjustments. The Company recognizes revenue from the sale of prepaid systems at the time the systems are shipped unless there is acceptance criteria for which the Company does not recognize revenue until acceptance occurs. Installation revenue is deferred until the entire installation is complete. Maintenance revenue is deferred and recognized over the term of the relevant maintenance agreement.

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

Research and Development, Software Development Costs and Costs
              Capitalized for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized in accordance with FASB 86 and SOP 98-1, respectively. The direct labor and related overhead costs of development of computer software are capitalized when technological feasibility has been established. The direct labor, travel and related overhead costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Amortization of capitalized software development costs begin when the product is made available for general release and amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses when events and circumstances indicate that the assets might be impaired, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or the discounted cash flow method, whichever is more appropriate under the circumstances involved.

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

Certain Prepaid Wireless Services contracts will expire in 2002 and beyond. There can be no assurances that the Company will be successful in renewing any of these contracts. Many wireless carriers are also providing, or can provide in-house, the services that the Company offers or similar services that are marketed to the same consumer base as the Company's services. If any of these contracts are not renewed, the Company's business, financial condition and results of operations could be materially adversely affected. Also, when and if each of the contracts is renewed, some contractual rates per minute will likely be lower than in previous years. If subscriber levels and minutes of usage decline, revenue and gross margins could be adversely affected due to these lower rates. These contracts are not exclusive and therefore do not prevent the Company's customers from using competitors' prepaid platforms. In 2001, two of the Company's former customers, AT&T Wireless and Rogers AT&T Wireless, did not renew their prepaid contracts and brought their prepaid programs in-house. There can be no assurances that other customers will not follow suit and elect not to use the Company's services to offer prepaid wireless services and the Company may not be able to replace these revenues.

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

The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors including variations in prepaid subscriber additions, prepaid subscriber churn, customer rates per minute and minutes of use, the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, the loss of customers, seasonal trends, network outages, variations in the level of prepaid system sales, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

The Company continues to invest in new features and additional technologies including bcgi Wireless Wallet (m-commerce), Short Message Service (SMS) billing, the Distribution Technology Partners Program and other new applications to expand and enhance its real-time transaction processing services business. There can be no assurances that there will be a market for these technologies, that the Company will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. In addition, the failure of any of these features or technologies may result in asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

The Company expects that demand for its Roaming Services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and as handset technology continues to improve registered roaming capabilities. Although the Company has been successful in reducing costs to support roaming services and maintaining profitability, there can be no assurance that the Company will be successful in reducing costs at a greater rate than the decline in revenue going forward.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of its Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although the Company's investments are subject to credit risk, the Company's Investment Policy specifies credit quality standards for its investments and limits the amount of credit exposure from any single issue, issuer or type of investment. While the Company's investments are also subject to interest rate risk and will decrease in value if market interest rates increase, the Company typically holds all of its investments until maturity. However, since the investments are typically held to maturity and are generally conservative in nature and of relatively short duration, interest rate risk is mitigated. The Company does not use derivative financial instruments for either hedging foreign currency exposure risk or speculative trading purposes.

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

         Boston Communications Group, Inc.
         (Registrant)

         Date: May 15, 2002         By: /s/ Karen A. Walker
                                        -------------------
                                        Karen A. Walker
                                        Vice President, Financial Administration
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)