Form 10-Q
period 2002-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 2002-08-14
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-Q

 (x) Quarterly report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2002
                                       or

(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934


                         Commission file number: 0-28432

                       Boston Communications Group, Inc
                  (Exact name of registrant as specified in its charter)

  Massachusetts                                                 04-3026859
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                  100 Sylvan Road, Woburn, Massachusetts 01801
                    (Address of principal executive offices
    Registrant's telephone number, including area code: (781)904-5000

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

As of August 1, 2002, the Company had outstanding 17,340,292 shares of common stock, $.01 par value per share.

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


PART II.          OTHER INFORMATION:

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K


This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the expected increase in subscriber base, average minutes of use (MOU) and Prepaid Wireless Services revenues, increase in MOUs resulting in increased volume discounts for carriers, leveraging fixed costs to yield higher Prepaid Wireless Services gross margins in 2002, reduction of unregistered roaming revenues, engineering, research and development, sales and marketing, general and administrative and depreciation and amortization expenses, the increase of days sales outstanding
(DSO) and the source of funds for capital investments. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Certain Factors That May Affect Future Results" and "Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

                                   BOSTON COMMUNICATIONS GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                                    June 30,      December 31,
                                                                                                  ------------- ----------------
                                                                                                  ------------- ----------------
                                                                                                      2002           2001
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------

ASSETS

Current assets:
      Cash and cash equivalents                                                                        $32,603          $37,646
      Short-term investments                                                                            21,564           22,607
      Accounts receivable, net of allowance for billing adjustments and
         doubtful accounts of $1,388 in 2002 and $1,169 in 2001                                         12,185           10,782
      Inventory                                                                                            594            1,036
      Deferred income taxes                                                                              2,395            2,352
      Prepaid expenses and other assets                                                                  1,826            1,490
------------------------------------------------------------------------------------------------- ------------- ----------------
         Total current assets                                                                           71,167           75,913

Property and equipment:
      Telecommunications systems & software                                                             78,305           70,566
      Furniture and fixtures                                                                               616              612
      Building and leasehold improvements                                                                1,934            1,895
      Systems in development                                                                             6,863            3,027
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------
                                                                                                        87,718           76,100
      Less allowance for depreciation and amortization                                                  44,831           37,305
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------
                                                                                                        42,887           38,795
Goodwill                                                                                                 1,641            1,641
Other assets                                                                                               200              204
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------
      Total assets                                                                                    $115,895         $116,553
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                                                                  $3,468           $1,428
      Accrued expenses                                                                                  11,101           11,353
      Deferred revenue                                                                                   1,896            2,489
      Income taxes payable                                                                                 657              673
      Current maturities of capital lease obligations                                                      108              740
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------
         Total current liabilities                                                                      17,230           16,683
 Commitments and contingencies:
 Deferred income taxes                                                                                   3,040            3,040
   Shareholders' equity:
      Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding             --               --
      Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,339,459 and 17,293,281 shares issued and outstanding in 2002 and 2001,
         respectively                                                                                      173              173
      Additional paid-in capital                                                                        99,918           99,600
      Treasury Stock (273,420 and 101,420 shares in 2002 and 2001, respectively), at cost              (2,131)            (673)
      Accumulated deficit                                                                              (2,335)          (2,270)
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------
         Total shareholders' equity                                                                     95,625           96,830
------------------------------------------------------------------------------------------------- ------------- ----------------
------------------------------------------------------------------------------------------------- ------------- ----------------
         Total liabilities and shareholders' equity                                                   $115,895         $116,553
------------------------------------------------------------------------------------------------- ------------- ----------------
See accompanying notes.

                            BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)
                                              (Unaudited)

                                                                          Three months ended                Six months ended
                                                                               June 30,                         June 30,
                                                                         2002             2001            2002             2001
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------

REVENUES:
     Prepaid Wireless Services                                              $14,321         $12,442          $26,460         $26,467
     Roaming Services                                                         1,691           3,211            3,274           6,552
     Prepaid Systems                                                          1,360           1,464            2,680           3,087
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
                                                                             17,372          17,117           32,414          36,106
EXPENSES:
     Cost of Prepaid Wireless Services revenues *                             4,092           3,839            7,961           7,773
     Cost of Prepaid Wireless Services revenues - special  charge                 -               -            3,297               -
     Cost of Roaming Services revenues *                                      1,589           2,763            3,041           5,657
     Cost of Prepaid Systems revenues *                                         588             712            1,291           1,435
     Engineering, research and development                                    2,104           1,933            4,077           4,206
     Sales and marketing                                                        977           1,096            2,106           2,540
     General and administrative                                               1,523           1,618            2,941           3,337
     Depreciation and amortization                                            4,493           3,954            8,621           7,820
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
                                                                             15,366          15,915           33,335          32,768
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
Operating income (loss)                                                       2,006           1,202            (921)           3,338
Interest income, net                                                            401             590              812           1,346
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
Income (loss) before income taxes                                             2,407           1,792            (109)           4,684
Provision (benefit) for income taxes                                            962             716             (44)           1,872
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
Net income (loss)                                                            $1,445          $1,076            $(65)          $2,812
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------

Basic net income per common share:
      Net income                                                              $0.08           $0.06            $0.00           $0.17
      Weighted average common shares outstanding                             17,064          17,057           17,111          17,038

Diluted net income per share:
      Net income                                                              $0.08           $0.06            $0.00           $0.16
      Weighted average common shares outstanding                             17,495          17,623           17,111          17,660
------------------------------------------------------------------- ---------------- --------------- ---------------- --------------

* exclusive of depreciation, which is shown separately below See accompanying notes.

                          BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)

                                                                                      Six months ended June 30,
                                                                                          2002           2001
------------------------------------------------------------------------------- --------------- ---------------

OPERATING ACTIVITIES
Net income (loss)                                                                        $(65)          $2,812
Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Depreciation and amortization                                                       8,621           7,820
     Deferred income taxes                                                                (43)             861
     Non-recurring charge                                                                3,297             ---
Changes in operating assets and liabilities:
     Accounts receivable                                                               (1,403)           2,214
     Inventory                                                                             442             128
     Prepaid expenses and other assets                                                   (332)           (154)
     Accounts payable, accrued expenses and deferred revenue                           (2,102)         (6,536)
     Income taxes payable                                                                 (16)           (141)
------------------------------------------------------------------------------- --------------- ---------------
------------------------------------------------------------------------------- --------------- ---------------
        Net cash provided by operations                                                  8,399           7,004

INVESTING ACTIVITIES
Purchases of property and equipment                                                   (12,713)         (4,891)
Sales of short-term investments                                                          3,293           3,096
Purchases of short-term investments                                                    (2,250)         (5,200)
------------------------------------------------------------------------------- --------------- ---------------
------------------------------------------------------------------------------- --------------- ---------------
        Net cash used in investing activities                                         (11,670)         (6,995)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan                  318             579
Repurchase of common stock                                                             (1,458)            ---
Repayment of capital leases                                                              (632)           (482)
------------------------------------------------------------------------------- --------------- ---------------
------------------------------------------------------------------------------- --------------- ---------------
        Net cash provided by (used in) financing activities                            (1,772)              97
------------------------------------------------------------------------------- --------------- ---------------
------------------------------------------------------------------------------- --------------- ---------------

Increase (decrease) in cash and cash equivalents                                       (5,043)             106
Cash and cash equivalents at beginning of period                                        37,646          50,499
------------------------------------------------------------------------------- --------------- ---------------
------------------------------------------------------------------------------- --------------- ---------------
Cash and cash equivalents at end of period                                             $32,603         $50,605
------------------------------------------------------------------------------- --------------- ---------------
See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

       The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.        Special Charges

       In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, the Company recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by the Company's outside counsel to be incurred in the defense of a patent infringement suit brought by Freedom Wireless. There can be no assurances that the Company's expenses to defend the Freedom Wireless suit will not exceed the Company's estimate. The Company believes that the claims made by Freedom Wireless are without merit and is vigorously defending the action. The components of the legal charges and payments are as follows (in thousands):


                                    Initial                       Additional                     Additional
                                     charges  Payments  12/31/00    charges  Payments  12/31/01    charges   Payments  6/30/02
                                                        Balance                        Balance                         Balance
                                   -------  --------  --------  ----------   -------   --------  --------    -------   --------
       Cash charges:
       Legal fees primarily
       for
           Freedom Wireless            $2,600       $114    $2,486     $3,629    $3,427    $2,688      $3,297    $2,655    $3,330
           suit                        ======       ====    ======     ======    ======    ======      ======      ====    ======


3.     Earnings Per Share

       The following table sets forth the computation of basic and diluted net income per share for:

                                                                Three months ended        Six months ended
                                                                     June 30,                 June 30,
   (in 000's, except per share amounts)                           2002         2001        2002        2001
   --------------------------------------------------------- ----------- ------------- ---------- ------------
   Numerator for basic and diluted earnings per share:
       Net income (loss)                                         $1,445        $1,076      $(65)       $2,812
   Denominator:
       Denominator for basic net income per share                17,064        17,057     17,111       17,038
       Effect of dilutive employee stock options                    431           566        ---          622
   --------------------------------------------------------- ----------- ------------- ---------- ------------
   --------------------------------------------------------- ----------- ------------- ---------- ------------
       Denominator for diluted net income per share              17,495        17,623     17,111       17,660
   --------------------------------------------------------- ----------- ------------- ---------- ------------
   --------------------------------------------------------- ----------- ------------- ---------- ------------
   Basic net income per common share                               0.08          0.06       0.00        $0.17
   --------------------------------------------------------- ----------- ------------- ---------- ------------
   Diluted net income per common share                            $0.08         $0.06      $0.00        $0.16
   --------------------------------------------------------- ----------- ------------- ---------- ------------


4.     Inventory

       Inventories consisted of the following at:

       (in 000's)                           June 30, 2002         December 31, 2001
       -------------------------------- ----------------------- ----------------------

       Purchased parts                            $453                   $130
       Work-in-process                             141                    906
       -------------------------------- ----------------------- ----------------------
                                                  $594                 $1,036
       -------------------------------- ----------------------- ----------------------


5.     Segment Reporting

         (in 000's except percentages)

                                        Prepaid
     Three months ended                 Wireless      Roaming      Prepaid
     June 30,                           Services     Services      Systems      Eliminations        Total
     -------------------------------- ------------- ------------ ------------- ---------------- --------------
      2002
     Revenues                              $14,321       $1,691        $5,586         $(4,226)        $17,372
     Gross margin                           10,229          102         2,419          (1,647)         11,103
     Gross margin percentage                    71%          6%           43%                             64%

     2001
     Revenues                              $12,442       $3,211        $1,800           ($336)        $17,117
     Gross margin                            8,603          448           886            (134)          9,803
     Gross margin percentage                    69%         14%           49%                             57%


                                        Prepaid
     Six months ended                   Wireless      Roaming      Prepaid
     June 30,                           Services     Services      Systems      Eliminations        Total
     -------------------------------- ------------- ------------ ------------- ---------------- --------------

     2002
     Revenues                              $26,460       $3,274        $8,033         $(5,353)        $32,414
     Gross margin (1)                       15,202          233         3,477          (2,088)         16,824
     Gross margin percentage (1)               57%           7%           43%                             52%

     2001
     Revenues                              $26.467       $6,552        $4,229         ($1,142)        $36,106
     Gross margin                           18,694          895         2,032            (380)         21,241
     Gross margin percentage                   71%          14%           48%                             59%

(1) The results for the six months ended June 30, 2002 include a special charge of $3.3 million principally for estimated legal expenses expected to be incurred in connection with the Freedom
              Wireless patent infringement suit which is classified as a cost of Prepaid Wireless Services.


6.     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142) "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 142.

     The Company adopted the new rules on accounting for goodwill in the first quarter of 2002. The Company has performed the first of the required impairment tests of goodwill and determined that its goodwill was not impaired upon the adoption of FAS 142. The goodwill is attributable to the Prepaid Wireless Services segment. The effect of no longer amortizing goodwill under FAS 142 is as follows:

                                                                    Three months ended        Six months ended
       (in 000's, except per share amounts)                              June 30,                 June 30,
                                                                      2002         2001        2002        2001
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       Reported net income (loss)                                    $1,445        $1,076      $(65)       $2,812
       Goodwill amortization                                            ---           151        ---          302
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       Adjusted net income (loss)                                     1,445         1,227       (65)        3,114
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------

       Basic earnings per share
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       Reported net income                                             0.08          0.06       0.00         0.16
       Goodwill amortization                                            ---          0.01        ---         0.02
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       Adjusted net income                                             0.08          0.07       0.00         0.18
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------

       Diluted earnings per share
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       Reported net income                                             0.08          0.06       0.00         0.16
       Goodwill amortization                                            ---          0.01        ---         0.02
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       --------------------------------------------------------- ----------- ------------- ---------- ------------
       Adjusted net income                                            $0.08         $0.07      $0.00        $0.18
       --------------------------------------------------------- ----------- ------------- ---------- ------------


In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 in the first quarter of fiscal 2003 and is currently in the process of evaluating the impact on its consolidated financial statements.


7.     Contingencies - Legal

In March 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The suit alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. The Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement. The suit is currently in the discovery phase. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action.

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier has subsequently dropped the claim of tortious interference with contract and added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million. The Company believes that the claim is without merit. Discovery has been completed and motions for summary judgment are pending before the Court.

On January 4, 2002, a carrier customer sent a letter to the Company stating that it is entitled to indemnification from the Company in respect to certain claims pending in a patent infringement case brought by Ronald A. Katz Technology Licensing, L.P. against the carrier customer in the United States District Court for the Eastern District of Pennsylvania. In the suit, the plaintiff claims infringement of 14 patents by the defendants, and seeks damages in an unspecified amount. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint may relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The Company is reviewing the matter and has engaged outside counsel to represent it. At this stage, it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

On July 26, 2002, a carrier customer sent a letter to the Company notifying the Company of the pendency of a lawsuit by one Philip S. Jackson against the carrier customer and seven other companies in the United States District Court for the Northern District of Illinois, alleging patent infringement by the defendants, in using, selling or offering to sell automated interactive telephone systems, voice messaging services or answering devices. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint may relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The suit seeks damages in an unspecified amount. The Company is reviewing the matter. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

From time to time, as a normal incidence of the nature of the Company's business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that these matters (other than that disclosed) will have a material adverse effect on the Company's consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on the Company's consolidated results of operations or cash flows in the quarter or annual period in which one or more of these matters are resolved.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Results of Operations

The Company's total revenues increased 2% from $17.1 million for the three months ended June 30, 2001 to $17.4 million for the three months ended June 30, 2002 and decreased 10% from $36.1 million for the six months ended June 30, 2001 to $32.4 million for the six months ended June 30, 2002. During the three-month period, the increase was primarily attributable to a 15% increase in the Company's Prepaid Wireless Services revenues offset by a 47% decline in the revenues of the Company's non-core business, Roaming Services, and a 7% decrease in Prepaid Systems revenues, excluding inter-segment sales. For the six month period, the decrease primarily resulted from a 50% decline in the revenues of the Company's Roaming Services business and a 13% decrease in Prepaid Systems revenues, excluding inter-segment sales.

The Company generated operating income of $2.0 million during the three months ended June 30, 2002 compared to operating income of $1.2 million for the corresponding period in 2001. The Company had an operating loss of $921,000 for the six months ended June 30, 2002 and operating income of $3.3 million for the corresponding period in the prior year. Excluding the effects of special charges in the six months ended June 30, 2002 the Company generated operating income of $2.4 million. For the three-month period, the increase in operating income was primarily due to increased Prepaid Wireless Services revenues and gross margin, partially offset by decreased Roaming Services revenues and gross margin and increased depreciation expense. For the six-month period, the decrease in operating income was due to a special charge of $3.3 million relating primarily to legal expenses for the Freedom Wireless patent infringement suit, decreased Roaming Services revenues and gross margin and increased depreciation expense, partially offset by decreased sales and marketing and general and administrative expenses. The specifics of each segment's revenues and gross margins are discussed in greater detail below.


                                                             Segment Data
                                          (in thousands except percentages)

                                        Prepaid
     Three months ended                 Wireless      Roaming      Prepaid
     June 30,                           Services     Services      Systems      Eliminations           Total
     -------------------------------- ------------- ------------ ------------- ---------------- --------------

     2002
     Revenues                              $14,321       $1,691        $5,586         $(4,226)        $17,372
     Gross margin                           10,229          102         2,419          (1,647)         11,103
     Gross margin percentage                    71%          6%           43%                             64%

     2001
     Revenues                              $12,442       $3,211        $1,800           ($336)        $17,117
     Gross margin                            8,603          448           886            (134)          9,803
     Gross margin percentage                   69%          14%           49%                             57%



                                        Prepaid
     Six months ended                   Wireless      Roaming      Prepaid
     June 30,                           Services     Services      Systems      Eliminations        Total
     -------------------------------- ------------- ------------ ------------- ---------------- --------------

     2002
     Revenues                              $26,460       $3,274        $8,033         $(5,353)        $32,414
     Gross margin (1)                       15,202          233         3,477          (2,088)         16,824
     Gross margin percentage (1)                57%          7%           43%                             52%

     2001
     Revenues                              $26.467       $6,552        $4,229         ($1,142)        $36,106
     Gross margin                           18,694          895         2,032            (380)         21,241
     Gross margin percentage                   71%          14%           48%                             59%

(1) The results for the six months ended June 30, 2002 include a special charge of $3.3 million principally for estimated legal expenses expected to be incurred in connection with the Freedom
              Wireless patent infringement suit, which is classified as a cost of Prepaid Wireless Services.

Prepaid Wireless Services

Prepaid Wireless Services revenues increased 15% from $12.4 million for the three months ended June 30, 2001 to $14.3 million for the three months ended June 30, 2002 and remained consistent at $26.5 million for the six months ended June 30, 2001 and 2002, respectively. The revenue increase for the three month period ended June 30, 2002 compared to the prior year was primarily a result of a 67% increase in the average minutes of use (MOUs) per subscriber from 57 at June 30, 2001 to 95 at June 30, 2002. The higher MOUs resulted primarily from an increase in the Company's digital subscribers and increased usage in response to the Company's carrier customers promoting more competitively priced and full-featured prepaid offerings. Although revenues increased in the three-month period ended June 30, 2002, the revenues for the six-month period ended June 30, 2002 revenues were consistent with the same period in the prior year due primarily to the loss of Rogers AT&T and AT&T Wireless as customers in the first quarter of 2001. The Company expects that its subscriber base, average MOUs and revenues will increase as existing and prospective carrier customers aggressively market the Company's full-featured, prepaid offerings which appeal to higher quality digital subscribers who tend to talk more on their prepaid phones. The Company expects that the anticipated revenue growth will be tempered, however, as carriers who generate higher MOUs avail themselves of volume pricing discounts offered by the Company. The Company's subscribers remained consistent at 2.2 million at June 30, 2001 and June 30, 2002. While the subscriber base has grown since June 30, 2001, this increase was offset by the write off of 600,000 non-performing subscribers at December 31, 2001. The Company's new line of business announced on July 16, 2002, bcgi Payment Services, is comprised of a suite of end-to-end, integrated solutions for assisted and self-serve payment transactions. The operating results for Payment Services will be included as part of Prepaid Wireless Services.

Gross margin for Prepaid Wireless Services increased from 69% of such revenues for the three months ended June 30, 2001 to 71% of such revenues for the three months ended June 30, 2002, resulting primarily from higher revenues. Including a special charge of $3.3 million for legal expenses, the gross margin for Prepaid Wireless Services was 57% of Prepaid Wireless Services revenues for the six months ended June 30, 2002. Excluding special charges, the gross margins were consistent at 71% and 70% of Prepaid Wireless Services revenues for the six months ended June 30, 2001 and 2002, respectively. The charge for legal expenses consists primarily of estimated probable fees and expenses that the Company expects to incur in the defense of the patent infringement suit brought by Freedom Wireless and represents management's best estimate based upon the current facts and circumstances. The Company expects that as subscribers and MOUs grow, it will be able to resume leveraging its fixed cost infrastructure to yield higher gross margins in subsequent quarters in 2002.


Roaming Services

Roaming Services revenues decreased 47% from $3.2 million for the three months ended June 30, 2001 to $1.7 million for the three months ended June 30, 2002 and decreased 50% from $6.6 million for the six months ended June 30, 2001 to $3.3 million for the six months ended June 30, 2002. The decrease in Roaming Services revenues in 2002 was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities. The Company anticipates that these trends will continue and, therefore, Roaming Services revenues are expected to continue to decrease at similar rates compared to prior periods.

Gross margins for Roaming Services decreased from 14% for the three months ended June 30, 2001 to 6% for the three months ended June 30, 2002 and from 14% of Roaming Services revenues for the six months ended June 30, 2001 to 7% for the six months ended June 30, 2002. The decrease primarily resulted from lower revenues and the resulting lower absorption of fixed costs.


Prepaid Systems

Prepaid Systems revenues, excluding inter-segment revenues, decreased 7% from $1.5 million for the three months ended June 30, 2001 to $1.4 million for the three months ended June 30, 2002 and decreased 13% from $3.1 million for the six months ended June 30, 2001 to $2.7 million for the same period in 2002. The decrease in Prepaid Systems revenues, excluding inter-segment revenues, primarily resulted from a decrease in sales of voice mail systems that were discontinued in December 2001. Gross Prepaid Systems revenues increased 211% from $1.8 million in the three months ended June 30, 2001 to $5.6 million in the three months ended June 30, 2002 and increased 90% from $4.2 million in the six months ended June 30, 2001 to $8.0 million in the six months ended June 30, 2002. The increase in revenues was primarily due to increased inter-segment revenues to support the growth of the Prepaid Wireless Services business.

Gross margins for Prepaid Systems, excluding inter-segment revenues, increased from 51% of Prepaid Systems revenues in the second quarter of 2001 to 57% of such revenues in the second quarter of 2002 and decreased from 54% of such revenues for the six months ending June 30, 2001 to 52% of such revenues for the corresponding period in 2002. For the three-month period, the increase resulted primarily from system upgrades that were sold to existing customers and which typically yield higher margins. For the six-month period, the decrease was primarily attributable to the discontinuance of voice mail sales and, to a lesser extent, lower recurring service revenues that typically yield higher margins.


Operating Data


                                                                            Three months ended June 30,
                                                                        2002                         2001
------------------------------------------------------------- -------------------------- -----------------------------
                                                                            % of Total                    % of Total
($ in thousands)                                              Total          Revenues       Total          Revenues
------------------------------------------------------------- ----------- -------------- ------------- ---------------

Total revenues                                                   $17,372           100%       $17,117            100%
-------------------------------------------------------------
Engineering, research and development                              2,104            12%         1,933             11%
-------------------------------------------------------------
Sales and marketing                                                  977             6%         1,096              6%
-------------------------------------------------------------
General and administrative                                         1,523             9%         1,618              9%
-------------------------------------------------------------
Depreciation and amortization                                      4,493            26%         3,954             23%
-------------------------------------------------------------


                                                                             Six months ended June 30,

                                                                        2002                         2001
------------------------------------------------------------- -------------------------- -----------------------------
                                                                            % of Total                    % of Total
($ in thousands)                                              Total          Revenues       Total          Revenues
------------------------------------------------------------- ----------- -------------- ------------- ---------------

Total revenues                                                   $32,414           100%       $36,106            100%
-------------------------------------------------------------
Engineering, research and development                              4,077            13%         4,206             12%
-------------------------------------------------------------
Sales and marketing                                                2,106             6%         2,540              7%
-------------------------------------------------------------
General and administrative                                         2,941             9%         3,337              9%
-------------------------------------------------------------
Depreciation and amortization                                      8,621            27%         7,820             22%
-------------------------------------------------------------

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased from 11% of total revenues for the three months ended June 30, 2001 to 12% for the three months ended June 30, 2002, and from 12% of total revenues for the six months ended June 30, 2001 to 13% of total revenues for the six months ended June 30, 2002. The increases primarily resulted from the devotion of additional resources to expanding and enhancing the features and functionality of the Company's IVSN and transaction processing platform, in addition to resources devoted to the Company's Payment Services initiatives. The decrease in absolute dollars for the six month period in 2002 resulted from increased capitalization of costs as more efforts were focused on developing and deploying new features and functionality. The Company spent $5.7 million and $5.8 million on engineering, research and development (including capitalized software and labor costs) for the six months ended June 30, 2001 and 2002, respectively. The Company intends to continue to increase its engineering, research and development expenditures in absolute dollars to support ongoing and future development and enhancements of its prepaid and other wireless services.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries and benefits, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. As a percentage of total revenues, sales and marketing expenses remained consistent at 6% for the three months ended June 30, 2001 and 2002, respectively, and decreased from 7% to 6% for the six months ended June 30, 2001 and 2002, respectively. In absolute dollars, sales and marketing expenses decreased as the Company continued to effectively manage its costs. Sales and marketing expenses are expected to increase in absolute dollars for the remaining quarters of 2002 to support the Company's expected growth in Prepaid Wireless Services and bcgi Payment Services.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. As a percentage of total revenues, general and administrative expenses remained consistent at 9% of total revenues for the three and six months ended June 30, 2001 and 2002. In absolute dollars, general and administrative expenses decreased as the Company continued to effectively manage its costs. General and administrative costs are expected to remain consistent in absolute dollars in the remaining quarters of 2002.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, furniture and equipment and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions was amortized over eight years during 2001 but is no longer being amortized in accordance with FAS 142. Depreciation and amortization expense increased from 23% to 26% of total revenues for the three months ended June 30, 2001 and 2002, respectively, and increased from 22% to 27% of total revenues for the six months ended June 30, 2001 and 2002, respectively. The increases in 2002 were primarily due to additional capital being deployed to support the Company's Prepaid Wireless Services existing and projected new business. The Company expects that depreciation and amortization expense will increase during the remaining quarters of 2002, as more capital is deployed to support the anticipated growth and continued enhancements in Prepaid Wireless Services.

Interest income, net

Net interest income decreased 32% from $590,000 for the three-month period ended June 30, 2001 to $401,000 for the three months ended June 30, 2002 and 38% from $1.3 million in the six-month period ended June 30, 2001 to $812,000 in the six-month period ended June 30, 2002. Interest income was earned primarily from investments, which were provided by cash generated from operations, the sale of the Teleservices business and the proceeds from the Company's public offerings. The decline in interest income in 2002 resulted from lower interest rates in the marketplace and from the lower cash and short-term investment balances.

Provision for income taxes

The income tax rate remained consistent at 40% for the three and six-month periods ended June 30, 2001 and 2002.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased 11% to $54.2 million at June 30, 2002 compared to $60.3 million at December 31, 2001. Net cash provided by operations of $8.4 million for the six months ended June 30, 2002 resulted from depreciation and amortization of $8.6 million and non-recurring charges of $3.3 million. These amounts were partially offset by a decrease of $2.1 million in accounts payable and accrued expenses due to the timing of payments and an increase of $1.4 million in the Company's accounts receivable due to increased revenues. The Company's DSO improved from 87 days at March 31, 2002 to 69 days at June 30, 2002 due to the timing of payments received. The Company's data warehousing and reporting system improvements, which should reduce the time it takes to generate invoices, are still underway and therefore are expected to cause an increase in the DSO in the third quarter.

The Company's investing activities utilized $11.7 million of net cash for the six months ended June 30, 2002. The Company expended $12.7 million in the six months ended June 30, 2002, primarily for telecommunications systems equipment and software for expansion of the Company's IVSN and transaction processing platform, which was primarily offset by $1.0 million in net sales of short-term investments. The Company anticipates that over the next 12 months it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to strengthen its Prepaid Wireless Services and other enhanced services. The source of funds for these investments are expected to be from cash flows anticipated to be generated from operations or the Company's short-term investments. The Company's financing activities utilized $1.8 million in net cash during the six months ended June 30, 2002, principally due to the repurchase of 172,000 shares of the Company's common stock.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company's operations for at least the next 12 months.


Significant Accounting Policies

Revenue Recognition

The Company earns prepaid wireless services revenues by processing prepaid wireless minutes and earns roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. These revenues are recognized when the service is provided and are recorded net of estimated billing adjustments and outages. The Company recognizes revenue from the sale of prepaid systems at the time the systems are shipped unless there is acceptance criteria for which the Company does not recognize revenue until acceptance occurs. Installation revenue is deferred until the entire installation is complete. Maintenance revenue is deferred and recognized over the term of the relevant maintenance agreement.

Legal Costs

The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 2 to the Consolidated Financial Statements, the Company has accrued its best estimate of the probable cost of current litigation. The estimate has been developed in consultation with the Company's outside counsels who are handling the cases. There can be no assurances that the Company's expenses will not exceed the Company's estimate.

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

Certain Factors That May Affect Future Results

Historically, a significant portion of the Company's revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers is expected to intensify in 2002 compared to the prior year due to the increased MOUs of some of the Company's largest customers, the loss of Rogers AT&T and AT&T Wireless in the prior year and carrier consolidation. The Company's revenues and earnings may also fluctuate from quarter to quarter, based on the volume of minutes of usage generated and the rates per minute paid to the Company by these customers. In addition, financial and operating difficulties of the Company's customers may have an adverse impact on the Company's future revenues and financial and operating results. A loss of business from any of the Company's major customers, including a decrease in business due to factors outside the Company's control, would have a material adverse effect on the Company's business, financial condition and results of operations.

The market for services to wireless carriers is highly competitive and subject to rapid change as new technologies are continually introduced in the wireless marketplace. A number of companies currently offer one or more of the services offered by the Company. Many wireless carriers are also providing, or can provide in-house, the services that the Company offers or similar services that are marketed to the same consumer base as the Company's services. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and, consequently, the entrance of new competitors in the future. An important factor in the future success of the Company's Prepaid Wireless Services will be the Company's ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. An increase in competition or the inability of the Company to provide, at competitive prices, more functionality and features, could result in price reductions and loss of market share and could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, if the Company does not continue to upgrade its software and hosting environment as new wireless technologies evolve, including but not limited to 2.5G and 3G technologies, the Company could risk the loss of existing and prospective customers.

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

The Company has expended significant amounts of capital to support the agreements it has secured with its carrier customers. Because Prepaid Wireless Services revenues are principally generated by prepaid subscriber MOUs, the Company's revenues can be impacted by the ability of carriers to successfully market and sell prepaid services and the timing of when such carriers promote prepaid services. Revenues from the Company's Prepaid Wireless Services business are dependent on the Company's ability to retain subscribers on the network and generate additional MOUs. However, there can be no assurance that the Company's churn rate (percentage of total subscribers that terminate service on the network) will not increase. Any such increase could result in reductions in related subscribers and, therefore, revenues.

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

The Company's success and ability to compete is dependent in part upon its proprietary technology and its ability to protect such technology. The Company continues to defend its proprietary technology against patent infringement litigation, including the Freedom Wireless lawsuit. There can be no assurances that the Company's expenses to defend the Freedom Wireless suit will not exceed the Company's estimate. If the Company is found to infringe on the Freedom Wireless patent or if other patent infringement judgments are entered against the Company or unauthorized copying or misuse of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations would be materially adversely affected.

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

The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company's quarterly operating results may vary significantly depending on a number of factors including variations in prepaid subscriber additions, prepaid subscriber churn, customer rates per minute and MOU's, the timing of the introduction or acceptance of new services offered by the Company or its competitors (including Virgin Mobile's recent launch of a U. S. prepaid program), changes in the mix of services provided by the Company, the timing or occurrence of Cingular Wireless' anticipated subscriber conversions to the Company's platform, the loss of customers, seasonal trends, network outages, variations in the level of prepaid system sales, changes in the Company's operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company's results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially and adversely affected.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market has experienced growth in recent years, this growth has recently slowed. There can be no assurance that wireless carriers will adopt prepaid programs, including the Company's Prepaid Wireless Services offering, or that wireless carriers will continue to use the Company's services. In addition, prepaid wireless services are relatively new services in new markets. If the growth in Prepaid Wireless Services does not materialize as expected or if the carriers in these markets do not use the Company's services, the Company's business, financial condition and results of operations would be materially and adversely affected.

The Company continues to invest in new features and additional technologies including bcgi Payment Services (bcgi Mobile Commerce Payment Services, bcgi ATM Recharge and the Distribution Technology Partners Program), Short Message Service (SMS) billing and other new applications to expand and enhance its real-time transaction processing services business. There can be no assurances that there will be a market for these technologies, that the Company will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. In addition, the failure of any of these features or technologies may result in asset impairment charges or other write-offs that could materially and adversely affect the Company's overall business, operating results and financial condition.

The Company expects that demand for its Roaming Services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and as handset technology continues to improve registered roaming capabilities. Although the Company has been successful in both reducing costs to support Roaming Services and in maintaining profitability, there can be no assurance that the Company will be successful in reducing costs at a greater rate than the decline in revenue going forward or that the Roaming Services business will continue to generate profits for the Company.

The Company's future success depends, in large part, on the continued use of its existing services and systems, the acceptance of new services in the wireless industry and the Company's ability to develop new services and systems or to adapt existing services or systems to keep pace with changes in the wireless industry. There can be no assurance that the Company will be successful in developing or marketing its existing or future service offerings or systems in a timely manner, or at all. Furthermore, a rapid shift away from the use of wireless services in favor of other services could offset demand for the Company's service offerings and could require the Company to develop modified or alternative service offerings to address the particular needs of the providers of such new services.

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

The Company's operations are supported by many hardware components and software applications from third party vendors, sometimes licensed from single vendors. There can be no assurances that these hardware components and software applications will function in accordance with specifications agreed upon by the Company and its vendors, that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices. If the hardware and software do not function as specified or if the Company can no longer license software from certain vendors or otherwise obtain the software, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, Worldcom, Inc., who currently provides certain telecommunications services to the Company, has filed for Chapter 11 bankruptcy. Although the Company has backup and redundancy plans in place, if there are any significant decreases in service levels, or if Worldcom is no longer able to provide certain services to the Company, the Company's business, financial condition and results of operations could be materially and adversely affected during the transition period to a replacement carrier.

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

On November 7, 2000, the Company sold the assets of its Teleservices business to Teletech Holdings, Inc. for $15 million including the assumption of certain liabilities, with potential additional cash payments to the Company of up to $15 million through 2005, based upon achievement of predetermined revenue targets. In 2001, the Teleservices business did not achieve the predetermined revenue targets nor did the Company earn any additional cash payments. There can be no assurances that the Teleservices business will be successful in meeting the predetermined revenue targets to help the Company earn any of the remaining potential cash payments available.

Proposals to intensify or reduce government regulations of the wireless telephone industry continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company's services or impede the Company's ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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


PART II.  OTHER INFORMATION:

Item 1.    Legal Proceedings

In March 2000, a suit was filed by Freedom Wireless, Inc. in the United States District Court for the Northern District of California against the Company and a number of wireless carriers, including customers and former customers of the Company. Upon motion by the Company, the suit was transferred to the United States District Court in Massachusetts in October, 2000 and is pending in that court. The suit alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks injunctive relief and damages in an unspecified amount. The Company has indemnification obligations with respect to the other defendants. The suit is currently in the discovery phase. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action.

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the "Supplier") of materials to a subsidiary of the Company. A purchase contract for an unspecified number of components was signed in 1997 and the Supplier became the sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier has subsequently dropped the claim of tortious interference with contract and added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million. The Company believes that the claim is without merit. Discovery has been completed and motions for summary judgment are pending before the Court.

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

On July 26, 2002, a carrier customer sent a letter to the Company notifying the Company of the pendency of a lawsuit by one Philip S. Jackson against the carrier customer and seven other companies in the United States District Court for the Northern District of Illinois, alleging patent infringement by the defendants, in using, selling or offering to sell automated interactive telephone systems, voice messaging services or answering devices. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint may relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The suit seeks damages in an unspecified amount. The Company is reviewing the matter. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the 2002 Annual Meeting of Shareholders (the "Annual Meeting") on May 23, 2002. At the Annual Meeting, the following actions were taken:

1. The shareholders elected Paul J. Tobin, Brian E. Boyle and E.Y. Snowden as Class III Directors of the Company to serve three-year terms. The table below outlines the voting results:

                                            Number of Shares/Votes
                                            For                        Withheld

         Paul J. Tobin                      14,231,148                 1,528,703
         Brian E. Boyle                     14,212,429                 1,529,422
         E.Y. Snowden                       14,212,678                 1,529,173

         In addition,  Frederick J. von Mering,  Paul R.  Gudonis,
         Jerrold D. Adams, Gerald Segel and Rajendra Singh are continuing directors of the Company.

2. The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 14,391,524 shares of Common Stock for, 1,348,044 shares of Common Stock against and 2,283 shares of Common Stock abstained.



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

         Boston Communications Group, Inc.
         (Registrant)

     Date: August 14, 2002                  By:      /s/ Karen A. Walker
                                            Karen A. Walker
                                            Vice President, Financial
                                            Administration and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                             Officer and Duly Authorized
                                            Officer)


STATEMENT PURSUANT TO 18 U.S.C.ss.1350

         Pursuant to 18 U.S.C. ss.1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Boston Communications Group,Inc.


   Date: August 14, 2002                    /s/ E. Y. Snowden
                                            E.Y. Snowden
                                            Chief Executive Officer


    Date:         August 14, 2002           /s/ Karen A. Walker
                                            Karen A. Walker, Vice President,
                                            Financial Administration and Chief
                                            Financial Officer