Form 10-Q
period 2002-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 2002-11-15
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 10549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-28432

Boston Communications Group, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3026859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Sylvan Road, Woburn, Massachusetts 01801
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781)904-5000

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 21, 2002, the Company had outstanding 17,383,351 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including without limitation, statements regarding the prepaid subscriber base, average billed minutes of use (MOU) and Prepaid Wireless Services revenues, after tax charges for legal costs associated with the Freedom Wireless suit, increase in MOUs resulting in increased volume discounts for carriers, leveraging fixed costs to yield higher Prepaid Wireless Services gross margins in 2002 and beyond, roaming revenues, engineering, research and development, sales and marketing, and depreciation and amortization expenses, general and administrative expenses and the source of funds for capital investments. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Notes To Consolidated Financial Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Certain Factors That May Affect Future Results” and “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. The Company does not assume any obligation to update any forward-looking statements made herein.

BOSTON COMMUNICATIONS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$33,117	$37,646
Short-term investments	21,002	22,607
Accounts receivable, net of allowance for billing adjustments and
doubtful accounts of $1,071 in 2002 and $1,169 in 2001	12,903	10,782
Inventory	845	1,036
Deferred income taxes	1,385	2,352
Prepaid expenses and other assets	1,286	1,490
Total current assets	70,538	75,913
Property and equipment:
Telecommunications systems & software	82,773	70,566
Furniture and fixtures	616	612
Building and leasehold improvements	1,928	1,895
Systems in development	5,422	3,027

	90,739	76,100
Less allowance for depreciation and amortization	48,902	37,305

	41,837	38,795
Goodwill	1,641	1,641
Other assets	197	204

Total assets	$114,213	$116,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,467	$1,428
Accrued expenses	8,795	11,353
Deferred revenue	1,818	2,489
Income taxes payable	676	673
Current maturities of capital lease obligations	—	740

Total current liabilities	13,756	16,683
Commitments and contingencies:
Deferred income taxes	3,040	3,040
Shareholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized;
17,379,642 and 17,293,281 shares issued and outstanding in 2002 and 2001, respectively	174	173
Additional paid-in capital	100,193	99,600
Treasury Stock (273,420 and 101,420 shares in 2002 and 2001, respectively), at cost	(2,131)	(673)
Accumulated deficit	(819)	(2,270)

Total shareholders’ equity	97,417	96,830

Total liabilities and shareholders’ equity	$114,213	$116,553

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
REVENUES:
Prepaid Wireless Services	$14,522	$11,169	$40,982	$37,636
Roaming Services	1,743	3,109	5,017	9,661
Prepaid Systems	1,061	1,609	3,741	4,696

	17,326	15,887	49,740	51,993
EXPENSES:
Cost of Prepaid Wireless Services revenues *	4,134	3,458	12,095	11,231
Cost of Prepaid Wireless Services revenues – legal expenses	—	3,629	3,297	3,629
Cost of Roaming Services revenues *	1,674	2,556	4,715	8,213
Cost of Prepaid Systems revenues *	444	761	1,735	2,196
Engineering, research and development	2,286	1,794	6,363	6,000
Sales and marketing	976	905	3,082	3,445
General and administrative	1,433	1,350	4,374	4,687
Depreciation and amortization	4,255	3,936	12,876	11,756

	15,202	18,389	48,537	51,157

Operating income (loss)	2,124	(2,502)	1,203	836
Interest income, net	402	546	1,214	1,892
Other expense	—	(894)	—	(894)
Income (loss) before income taxes	2,526	(2,850)	2,417	1,834
Provision (benefit) for income taxes	1,010	(1,140)	966	732

Net income (loss)	$1,516	($1,710)	$1,451	$1,102

Basic net income per common share:
Net income	$0.09	($0.10)	$0.08	$0.06
Weighted average common shares outstanding	17,080	17,112	17,100	17,062
Diluted net income per share:
Net income	$0.09	($0.10)	$0.08	$0.06
Weighted average common shares outstanding	17,518	17,112	17,499	17,476

* exclusive of depreciation, which is shown separately below
See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$1,451	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,876	11,756
Deferred income taxes	967	291
Non-cash other expense	—	600
Non-recurring charge	3,297	3,629
Changes in operating assets and liabilities:
Accounts receivable	(2,121)	2,037
Inventory	191	(103)
Prepaid expenses and other assets	211	(34)
Accounts payable, accrued expenses and deferred revenue	(5,487)	(7,952)
Income taxes payable	3	(744)

Net cash provided by operations	11,388	10,582

INVESTING ACTIVITIES
Purchases of property and equipment	(15,918)	(6,992)
Sales of short-term investments	6,103	4,135
Purchases of short-term investments	(4,498)	(24,621)

Net cash used in investing activities	(14,313)	(27,478)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	594	1,244
Repurchase of common stock	(1,458)	—
Repayment of capital leases	(740)	(880)

Net cash provided by (used in) financing activities	(1,604)	364

Decrease in cash and cash equivalents	(4,529)	(16,532)
Cash and cash equivalents at beginning of period	37,646	50,499

Cash and cash equivalents at end of period	33,117	$33,967

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For	further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for:

	Three months ended September 30,		Nine months ended September 30,
(in 000’s, except per share amounts)	2002	2001	2002	2001
Numerator for basic and diluted earnings per share:
Net income (loss)	$1,516	($1,710)	$1,451	$1,102
Denominator:
Denominator for basic net income per share	17,080	17,112	17,100	17,062
Effect of dilutive employee stock options	438	—	399	414

Denominator for diluted net income per share	17,518	17,112	17,499	17,476

Basic net income per common share	$0.09	($0.10)	$0.08	$0.06

Diluted net income per common share	$0.09	($0.10)	$0.08	$0.06

3.	Inventory

Inventories consisted of the following at:

(in 000’s)	September 30, 2002	December 31, 2001
Purchased parts	$469	$130
Work-in-process	376	906

	$845	$1,036

4.	Segment Reporting

(in 000’s except percentages)

Three months ended September 30,	Prepaid Wireless Services	Roaming Services	Prepaid Systems	Eliminations	Total
2002
Revenues	$14,522	$1,743	$3,148	$(2,087)	$17,326

Gross margin	10,388	69	1,431	(814)	11,074

Gross margin percentage	72%	4%	45%		64%

2001
Revenues	$11,169	$3,109	$1,690	($81)	$15,887

Gross margin (1)	4,082	553	880	(32)	5,483

Gross margin percentage (1)	37%	18%	52%		35%

Nine months ended September 30,	Prepaid Wireless Services	Roaming Services	Prepaid Systems	Eliminations	Total
2002
Revenues	$40,982	$5,017	$7,438	$(3,697)	$49,740

Gross margin (2)	25,590	302	3,448	(1,442)	27,898

Gross margin percentage (2)	62%	6%	46%		56%

2001

Revenues	$37.636	$9,661	$5,919	($1,223)	$51,993

Gross margin (1)	22,776	1,448	2,977	(477)	26,724

Gross margin percentage (1)	61%	15%	50%		51%

(1)
The results for the three and nine months ended September 30, 2001 include a special charge of $3.6 million principally for estimated legal expenses which were expected to be incurred in connection with the Freedom Wireless patent infringement suit, which special charge is classified as a cost of Prepaid Wireless Services.

(2)
The results for the nine months ended September 30, 2002 include a special charge of $3.3 million principally for estimated legal expenses which were expected to be incurred in connection with the Freedom Wireless patent infringement suit, which special charge is classified as a cost of Prepaid Wireless Services.

5.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141 (FAS 141), “Business Combinations” and No. 142 (FAS 142) “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 142.

The Company adopted the new rules on accounting for goodwill in the first quarter of 2002. The Company has performed the first of the required impairment tests of goodwill and determined that its goodwill was not impaired upon the adoption of FAS 142. The Company will perform the annual impairment test in the fourth quarter. The goodwill is attributable to the Prepaid Wireless Services segment. The effect of no longer amortizing goodwill under FAS 142 is as follows:

(in 000’s, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Reported net income (loss)	$1,516	($1,710)	$1,451	$1,102
Goodwill amortization	—	151	—	453

Adjusted net income (loss)	1,445	(1,559)	1,451	1,555

Basic earnings per share

Reported net income	0.09	(0.10)	0.08	0.06
Goodwill amortization	—	0.01	—	0.03

Adjusted net income	0.09	(0.09)	0.08	0.09

Diluted earnings per share

Reported net income	0.09	(0.10)	0.08	0.06
Goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.09	($0.09)	$0.08	$0.09

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for lease obligations. The Company is required to adopt FAS 143 in the first quarter of fiscal 2003. The impact of such adoption is not expected to be material to the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and addresses financial accounting and reporting for costs associated with exit or disposal activities. Under this pronouncement, a liability for a cost associated with an exit or disposal activity must be recognized when the liability is incurred. Severance pay, in many cases, would be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a “minimum retention period,” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The Company is required to adopt FAS 146 on December 31, 2002. The impact of such adoption is not expected to be material to the Company’s consolidated financial statements.

6.	Contingencies—Legal

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of wireless carriers. The suit alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief, which could significantly restrict the Company’s ability to conduct its business if the Company is found to have infringed the Freedom Wireless patents. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement. The suit is currently in the discovery phase. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action.

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, the Company recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by the Company’s outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable discovery process, which has made it difficult to reasonably estimate legal costs in the suit, the Company has decided to account for Freedom Wireless legal costs as incurred in the future rather than accrue the entire amount of such costs when they become probable. This accounting treatment had no impact on the third quarter of 2002. However, beginning in the fourth quarter of 2002, the Company expects to generate quarterly after tax charges of approximately $550,000 per quarter for legal costs associated with the Freedom Wireless suit until it is resolved. There can be no assurances that the Company’s expenses to defend the Freedom Wireless suit will not exceed the Company’s estimate. If Freedom Wireless were to prevail in the case, the amount of the damages could be substantial and the Company’s business, financial condition and results of operations would be materially adversely affected.

The components of the legal charges, payments and unpaid expenses incurred are as follows (in thousands):

	Initial charges	Payments	12/31/00 Balance	Additional charges	Payments	12/31/01 Balance	Additional charges	Payments	Unpaid expenses incurred	9/30/02 Balance
Cash charges:
Legal fees primarily for Freedom Wireless suit	$2,600	$114	$2,486	$3,629	$3,427	$2,688	$3,297	$3,990	$1,269	$726

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the “Supplier”) of materials to a subsidiary of the Company. The Company and the Company’s supplier signed a purchase contract for an unspecified number of components in 1997, pursuant to which the Supplier became the Company’s sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts of the Supplier with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier also dropped the claim of tortious interference with contract but added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million on the fraudulent misrepresentation claim. The Company believes that the claim is without merit. Discovery has been completed and motions for summary judgment are pending before the Court.

On January 4, 2002, a carrier customer sent a letter to the Company stating that it is entitled to indemnification from the Company with respect to certain claims pending in a patent infringement case brought by Ronald A. Katz Technology Licensing, L.P. against the carrier customer in the United States District Court for the Eastern District of Pennsylvania. In the suit, the plaintiff claims infringement of fourteen patents by the defendants, and seeks damages in an unspecified amount. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint may relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The Company has engaged outside counsel to represent it. At this stage, it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

On July 26, 2002, a carrier customer sent a letter to the Company notifying the Company of the pendency of a lawsuit brought by Philip S. Jackson against the carrier customer and seven other companies in the United States District Court for the Northern District of Illinois. In the suit, the plaintiff alleges patent infringement by the defendants in using, selling or offering to sell automated interactive telephone systems, voice messaging services or answering devices. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The suit seeks damages in an unspecified amount. The Company has retained outside counsel. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

From time to time, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that these matters (other than as disclosed) will have a material adverse effect on the Company’s consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

7.	Subsequent Event

On October 31, 2002, the Company acquired all of the assets and certain liabilities of Infotech Solutions Corporation (Infotech) for $3.5 million in cash, plus additional contingent cash consideration of up to $3.5 million based on the attainment of certain defined annual revenues earned from 2003 through 2005. Infotech provides billing software to the wireless marketplace and enables the Company to deliver a suite of solutions to wireless carriers for handling all aspects of postpaid, prepaid and hybrid subscriber management. These solutions include comprehensive point-of-sale capabilities, inventory management, real-time transaction processing for voice, data and m-Commerce, proactive voice messaging, Web-based customer care and payment processing. At this time, it is not practicable to provide a purchase price allocation, however, goodwill and other intangible assets are expected to be generated once the valuation process is complete.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

The Company’s total revenues increased 9% from $15.9 million for the three months ended September 30, 2001 to $17.3 million for the three months ended September 30, 2002 and decreased 4% from $52.0 million for the nine months ended September 30, 2001 to $49.7 million for the nine months ended September 30, 2002. During the three-month period, the increase was primarily attributable to a 30% increase in the Company’s Prepaid Wireless Services revenues, partially offset by a 44% decline in the revenues of the Company’s non-core Roaming Services business, and a 34% decrease in Prepaid Systems revenues, excluding inter-segment sales. For the nine month period, the decrease primarily resulted from a 48% decline in the revenues of the Company’s Roaming Services business and a 20% decrease in Prepaid Systems revenues, excluding inter-segment sales, partially offset by a 9% increase in Prepaid Wireless Services revenues.

The Company generated operating income of $2.1 million during the three months ended September 30, 2002 compared to an operating loss of $2.5 million for the corresponding period in 2001. Excluding the effects of special charges related to costs of ongoing litigation in the three months ended September 30, 2001 the Company generated operating income of $1.1 million, whereas there were no special charges in the three months September 30, 2002. The Company generated operating income of $1.2 million during the nine months ended September 30, 2002 compared to operating income of $836,000 for the corresponding period in the prior year, representing a 44% increase. Excluding the effects of special charges related to costs of ongoing litigation in the nine months ended September 30, 2001 and 2002, the Company generated operating income of $4.5 million for both periods. For the three-month period, the increase in operating income was primarily due to increased Prepaid Wireless Services revenues and gross margin partially offset by the special charge of $3.6 million recorded in the first quarter of 2001 relating primarily to legal expenses for the Freedom Wireless patent infringement suit, as well as by decreased Roaming Services revenues and gross margin and increases in engineering, research and development expense and depreciation expense. The specifics of each segment’s revenues and gross margins are discussed in greater detail below.

Segment Data
(in thousands except percentages)

Three months ended September 30,	Prepaid Wireless Services	Roaming Services	Prepaid Systems	Eliminations	Total
2002
Revenues	$14,522	$1,743	$3,148	$(2,087)	$17,326

Gross margin	10,388	69	1,431	(814)	11,074

Gross margin percentage	72%	4%	45%		64%

2001
Revenues	$11,169	$3,109	$1,690	($81)	$15,887

Gross margin (1)	4,082	553	880	(32)	5,483

Gross margin percentage (1)	37%	18%	52%		35%

Nine months ended September 30,	Prepaid Wireless Services	Roaming Services	Prepaid Systems	Eliminations	Total
2002
Revenues	$40,982	$5,017	$7,438	$(3,697)	$49,740

Gross margin (2)	25,590	302	3,448	(1,442)	27,898

Gross margin percentage (2)	62%	6%	46%		56%

2001
Revenues	$37.636	$9,661	$5,919	($1,223)	$51,993

Gross margin (1)	22,776	1,448	2,977	(477)	26,724

Gross margin percentage (1)	61%	15%	50%		51%

(1)
The results for the three and nine months ended September 30, 2001 include a special charge of $3.6 million principally for estimated legal expenses which were expected to be incurred in connection with the Freedom Wireless patent infringement suit, which special charge is classified as a cost of Prepaid Wireless Services.

(2)
The results for the nine months ended September 30, 2002 include a special charge of $3.3 million principally for estimated legal expenses which were expected to be incurred in connection with the Freedom Wireless patent infringement suit, which special charge is classified as a cost of Prepaid Wireless Services.

Prepaid Wireless Services

Prepaid Wireless Services revenues increased 31% from $11.1 million for the three months ended September 30, 2001 to $14.5 million for the three months ended September 30, 2002 and increased 9% from $37.6 million to $41.0 million for the nine months ended September 30, 2001 and 2002, respectively. The revenue increase for the three month period ended September 30, 2002 compared to the corresponding period in the prior year was primarily a result of a 67% increase in the average billed minutes of use (MOUs) per subscriber from 57 at September 30, 2001 to 95 at September 30, 2002. The higher billed MOUs resulted primarily from an increase in the Company’s digital subscribers and increased usage in response to the Company’s carrier customers promoting more competitively priced and full-featured prepaid offerings. The increase for the nine month period ended September 30, 2002 compared to the corresponding period in the prior year was also due to the increase in billed MOUs. The Company’s subscribers remained consistent at 2.4 million at September 30, 2001 and September 30, 2002, as growth in the subscriber base since September 30, 2001 has been offset by the write off of 600,000 non-performing subscribers at December 31, 2001. The Company expects that its subscriber base, average billed MOUs and revenues will increase as existing and prospective carrier customers aggressively market the Company’s full-featured, prepaid offerings which appeal to higher quality digital subscribers who tend to talk more on their prepaid phones. In addition, in July 2002 the Company announced a new contract with Cingular Wireless that expands the number of markets served by the Company. The Company has also converted existing Cingular prepaid subscribers that were served by competitor’s platforms. In October 2002, the Company announced an agreement with Nextel Communications, Inc. Nextel, conjunction with BOOST Mobile LLC, launched a prepaid product in California and Nevada that specifically targets the youth market. The Company expects that the anticipated revenue growth will be tempered, however, as carriers who generate higher MOUs avail themselves of volume pricing discounts offered by the Company.

In October 2002, the Company acquired all of the assets and certain liabilities of Infotech Solutions Corporation. The Company plans to integrate Infotech’s Voyager billing and customer care product into the Company’s prepaid wireless business operations to leverage the Company’s existing assets. Beginning in the fourth quarter of 2002, Voyager revenues will be included with the existing Prepaid Wireless Services and Payment Services revenues, to be renamed “Billing and Transaction Processing Services” on the income statement.

Gross margin for Prepaid Wireless Services increased from 69% of such revenues, excluding a special charge of $3.6 million for legal expenses, for the three months ended September 30, 2001 to 72% of such revenues for the three months ended September 30, 2002, resulting primarily from higher revenues. Including a special charge of $3.6 million for legal expenses, the gross margin for Prepaid Wireless Services was 37% for the three months ended September 30, 2001. Excluding special charges, the gross margins were consistent at 70% of Prepaid Wireless Services revenues for the nine months ended September 30, 2001 and 2002, respectively. Including special charges of $3.6 million and $3.3 million for legal expenses, respectively, the gross margin for Prepaid Wireless Services was 61% and 62% of Prepaid Wireless Services revenues for the nine months ended September 30, 2001 and 2002, respectively. The Company expects that to the extent that subscribers and MOUs grow, it will be able to leverage its fixed cost infrastructure to yield higher gross margins in the fourth quarter of 2002 and beyond.

The charge for legal expenses consisted primarily of estimated probable fees and expenses that the Company expected to incur in the defense of the patent infringement suit brought by Freedom Wireless and represented management’s best estimate based upon the current facts and circumstances. Due to the lengthy and unpredictable discovery process, which has made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, the Company has decided to account for Freedom Wireless legal costs as incurred in the future rather than accrue the entire amount of such costs when they become probable. This accounting treatment had no impact on the third quarter of 2002. However, beginning in the fourth quarter of 2002, the Company expects to generate quarterly after tax charges of approximately $550,000 per quarter for legal costs associated with the Freedom Wireless suit until it is resolved.

Roaming Services

Roaming Services revenues decreased 45% from $3.1 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002 and decreased 48% from $9.7 million for the nine months ended September 30, 2001 to $5.0 million for the nine months ended September 30, 2002. The decrease in Roaming Services revenues was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities. The Company anticipates that these trends will continue and, therefore, Roaming Services revenues are expected to continue to decrease at similar rates compared to prior periods.

Gross margins for Roaming Services decreased from 18% for the three months ended September 30, 2001 to 4% for the three months ended September 30, 2002 and from 15% of Roaming Services revenues for the nine months ended September 30, 2001 to 6% for the nine months ended September 30, 2002. The decreases primarily resulted from lower revenues, slightly higher telecommunications costs and the resulting lower absorption of fixed costs. Roaming Services margins are expected to remain consistent or decline slightly going forward.

Prepaid Systems

Prepaid Systems revenues, excluding inter-segment revenues, decreased 31% from $1.6 million for the three months ended September 30, 2001 to $1.1 million for the three months ended September 30, 2002 and decreased 21% from $4.7 million for the nine months ended September 30, 2001 to $3.7 million for the same period in 2002. The decrease in Prepaid Systems revenues, excluding inter-segment revenues, primarily resulted from a decrease in sales of voice mail systems that were discontinued in December 2001 and the timing of shipments. Gross Prepaid Systems revenues increased 82% from $1.7 million in the three months ended September 30, 2001 to $3.1 million in the three months ended September 30, 2002 and increased 25% from $5.9 million in the nine months ended September 30, 2001 to $7.4 million in the nine months ended September 30, 2002. The increase in gross Prepaid Systems revenues was primarily due to increased inter-segment revenues to support new customers and growth from existing customers of the Prepaid Wireless Services business. Prepaid Systems revenues are expected to increase in the fourth quarter of 2002.

Gross margins for Prepaid Systems, excluding inter-segment revenues, increased from 53% of Prepaid Systems revenues in the third quarter of 2001 to 58% of such revenues in the third quarter of 2002 and increased from 53% of such revenues for the nine months ending September 30, 2001 to 54% of such revenues for the corresponding period in 2002. For the three-month and nine-month period, the increases resulted primarily from recurring service revenues and system upgrades that were sold to existing customers and which typically yield higher margins.

Operating Data

	Three months ended September 30,
	2002		2001
($ in 000’s)	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$17,326	100%	$15,887	100%
Engineering, research and development	2,286	13%	1,794	11%
Sales and marketing	976	6%	905	6%
General and administrative	1,433	8%	1,350	8%
Depreciation and amortization	4,255	25%	3,936	25%

	Nine months ended September 30,
	2002		2001
($ in thousands)	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$49,740	100%	$51,993	100%
Engineering, research and development	6,363	13%	6,000	12%
Sales and marketing	3,082	6%	3,445	7%
General and administrative	4,374	9%	4,687	9%
Depreciation and amortization	12,876	26%	11,756	23%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased from 11% of total revenues for the three months ended September 30, 2001 to 13% for the three months ended September 30, 2002, and from 12% of total revenues for the nine months ended September 30, 2001 to 13% of total revenues for the nine months ended September 30, 2002. The increases primarily resulted from devoting additional resources to expanding and enhancing the features and functionality of the Company’s IVSN and transaction processing platform, in addition to resources devoted to the Company’s Payment Services initiatives. The Company spent $8.3 million and $8.7 million on engineering, research and development (including capitalized software labor costs) for the nine months ended September 30, 2001 and 2002, respectively. The Company intends to continue to increase its engineering, research and development expenditures in absolute dollars to support ongoing and future development and enhancements of its prepaid and other wireless services.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries and benefits, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. As a percentage of total revenues, sales and marketing expenses remained consistent at 6% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 7% to 6% for the nine months ended September 30, 2001 and 2002, respectively. In absolute dollars, sales and marketing expenses decreased for the nine months ended September 30, 2002, as the Company continued to effectively manage its costs. Sales and marketing expenses are expected to increase in absolute dollars for the fourth quarter of 2002 to support the Company’s expected growth in Prepaid Wireless Services and bcgi Payment Services, as well as additional costs resulting from the Infotech acquisition.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support to the Company. As a percentage of total revenues, general and administrative expenses remained consistent at 8% of total revenues for the three months ended September 30, 2001 and 2002 and remained consistent at 9% of total revenues for the nine months ended September 30, 2001 and 2002. In absolute dollars, general and administrative expenses decreased for the nine months ended September 30, 2002 as the Company continued to effectively manage its costs. General and administrative costs are expected to remain consistent in absolute dollars in the fourth quarter of 2002 and are expected to decrease as a percentage of revenues in 2003.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, furniture and fixtures and building and leasehold improvements. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Goodwill related to acquisitions was amortized over eight years during 2001 but, in accordance with FAS 142, is no longer being amortized. Depreciation and amortization expense remained consistent at 25% of total revenues for the three months ended September 30, 2001 and 2002 and increased from 23% to 26% of total revenues for the nine months ended September 30, 2001 and 2002, respectively. The increase over the nine-month period was primarily due to additional capital being deployed to support the Company’s Prepaid Wireless Services existing and projected new business. The Company expects that depreciation and amortization expense will increase during the fourth quarter of 2002 and throughout 2003, as a result of the continued deployment of capital to support the Cingular expansion, the Nextel launch, other anticipated new business and growth and continued enhancements in Prepaid Wireless Services. In addition, the Company expects that amortization related to the Infotech acquisition will also increase depreciation and amortization going forward.

Interest income, net

Net interest income decreased 26% from $546,000 for the three-month period ended September 30, 2001 to $402,000 for the three months ended September 30, 2002 and 37% from $1.9 million in the nine-month period ended September 30, 2001 to $1.2 million in the nine-month period ended September 30, 2002. Interest income is earned primarily from investments, which were provided by cash generated from operations, the sale of the Teleservices business and the proceeds from the Company’s public offerings. The decline in interest income in 2002 principally resulted from lower interest rates in the marketplace and from the lower cash and short-term investment balances.

Provision for income taxes

The income tax rate remained consistent at 40% for the three and nine-month periods ended September 30, 2001 and 2002.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased 10% to $54.1 million at September 30, 2002 compared to $60.3 million at December 31, 2001. Net cash provided by operations of $11.4 million for the nine months ended September 30, 2002 resulted from depreciation and amortization of $12.9 million and non-recurring charges of $3.3 million. These amounts were partially offset by a decrease of $5.5 million in accounts payable and accrued expenses due to the timing of payments and an increase of $2.1 million in the Company’s accounts receivable due to increased revenues. The Company’s DSO increased slightly from 69 days at June 30, 2002 to 72 days at September 30, 2002.

The Company’s investing activities utilized $14.3 million of net cash for the nine months ended September 30, 2002. The Company expended $15.9 million during the nine months ended September 30, 2002, primarily for telecommunications systems equipment and software for expansion of the Company’s IVSN and transaction processing platform, which was primarily offset by $1.6 million in net sales of short-term investments. The Company will use approximately $3.5 million in cash to pay for the Infotech acquisition in the fourth quarter of 2002. In addition, the Company anticipates that it will continue to make significant capital investments for additional equipment and enhanced feature capabilities to support growth, new business and the continued enhancement of its Prepaid Wireless Services and other enhanced services. Specifically, the Company expects to spend $6 to $8 million in the fourth quarter of 2002 and approximately $20 million in 2003 on capital expenditures. The source of funds for these investments is expected to be from cash flows anticipated to be generated from operations or the Company’s short-term investments. The Company’s financing activities utilized $1.6 million in net cash during the nine months ended September 30, 2002, principally due to the repurchase of 172,000 shares of the Company’s common stock.

The Company believes that its cash and cash equivalents, short-term investments and the funds anticipated to be generated from operations will be sufficient to finance the Company’s operations for at least the next 12 months.

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

Legal Costs

The Company accrues costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 6 to the Consolidated Financial Statements, the Company accrued its best estimate of the probable cost of certain current litigation, but is now expensing legal costs related to the Freedom Wireless lawsuit as incurred. Other litigation is still being accounted for under this policy and the related estimate has been developed in consultation with the Company’s outside counsel who is handling the case. There can be no assurances that the Company’s expenses will not exceed the Company’s estimate.

Research and Development, Software Development Costs and Costs Capitalized for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized in accordance with FASB 86 and SOP 98-1, respectively. The direct labor and related overhead costs of development of computer software are capitalized when technological feasibility has been established. The direct labor, travel and related overhead costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on expected use, anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Amortization of capitalized software development costs begin when the product is made available for general release and amortization of internal use costs begins when the related asset is placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses when events and circumstances indicate that the assets are impaired, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or the use of a discounted cash flow method, whichever is more appropriate under the circumstances involved.

Allowance for Bad Debts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the Company’s estimates of the recoverability of amounts could be adversely affected.

Certain Factors That May Affect Future Results

Historically, a significant portion of the Company’s revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers is expected to intensify in 2002 compared to the prior year due to the increased MOUs of some of the Company’s largest customers and carrier consolidation. Specifically, Verizon Wireless represented 49% of the Company’s consolidated revenues in the nine months ended September 30, 2002. The Company’s dependence on Verizon is expected to continue until the Company’s new carrier customers and expanded programs generate more revenue. The Company’s revenues and earnings may also fluctuate from quarter to quarter, based on the volume of minutes of usage generated and the rates per minute paid to the Company by these customers. In addition, financial and operating difficulties of the Company’s customers may have an adverse impact on the Company’s future revenues and financial and operating results. Certain Prepaid Wireless Services contracts expire in 2003 and beyond. When and if each of the contracts is renewed, some contractual rates per minute may be lower than in previous years. If subscriber levels and minutes of usage decline, revenue and gross margins could be adversely affected due to these lower rates. These contracts are not exclusive and therefore do not prevent the Company’s customers from using competitors’ prepaid platforms. A loss of business from any of the Company’s major customers, including non-renewal of contracts or a decrease in business due to factors outside the Company’s control, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s success and ability to compete is dependent in part upon its proprietary technology and its ability to protect such technology. The Company continues to defend its proprietary technology against patent infringement litigation, including the Freedom Wireless lawsuit. There can be no assurances that the Company’s expenses to defend the Freedom Wireless suit will not exceed the Company’s estimates. In addition, if the Company is found to infringe on the Freedom Wireless patents, the amount of damages and indemnification obligations to the Company’s carrier customers would likely be substantial. In addition, an adverse judgment could result in an injunction against the Company or require the Company to alter its prepaid processing methodology. Any of these results would likely have a material adverse effect on the Company’s business, financial condition and results of operations. Indeed, if any patent infringement judgments are entered against the Company or unauthorized copying or misuse of the Company’s technology were to occur to any substantial degree, the Company’s business, financial condition and results of operations could be materially adversely affected.

The Company’s operations are dependent on its ability to maintain its computer, switching and other telecommunications equipment and systems in effective working order and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although the Company has built redundancy into its network with its Waltham, Massachusetts second data processing site and other redundant features, there are still parts of the network that are not redundant at this time. In addition, the Waltham site may not protect the Company from a natural disaster within the greater Boston, Massachusetts area. The Company is currently devoting significant resources toward the growth and enhancement of its Prepaid Wireless Services to enhance system reliability and redundancy and to expand its IVSN and hosting environment. The Company has experienced network outages that have resulted in reductions in revenue due to penalty clauses contained in certain of the Company’s carrier customer contracts. There can be no assurance that the Company will successfully support and enhance its IVSN and transaction processing platform effectively to avoid future system outages and any associated loss in revenue or damage to the Company’s reputation. Nor can there be any assurances that the Company’s IVSN and transaction processing platform will successfully support current and future growth. If the Company is not successful in supporting current and future growth, or if outages intensify either in frequency or duration, there could be a material adverse effect on the Company’s business, operating results and financial condition.

The Company historically has provided its services almost exclusively to wireless carriers. Although the wireless telecommunications market experienced growth in the past, growth has recently slowed. The market for services to wireless carriers is highly competitive and subject to rapid change as new technologies are continually introduced in the wireless marketplace. Many wireless carriers are also providing, or can provide in-house, the services that the Company offers or similar services that are marketed to the same consumer base as the Company’s services. In addition, the Company anticipates continued growth and competition in the wireless carrier services industry and, consequently, the entrance of new competitors in the future. An important factor in the future success of the Company’s Prepaid Wireless Services will be the Company’s ability to provide, at competitive prices, more functionality and features than those typically available in other competitive offerings. The Company is also dependent on its wireless carrier customers to market and sell prepaid to consumers. The Company continues to invest in new features and additional technologies including bcgi Payment Services (bcgi Mobile Commerce Payment Services, bcgi ATM Recharge and the Distribution Technology Partners Program), Voyager billing and customer care and other new applications to expand and enhance its real-time transaction processing services business. There can be no assurances that there will be a market for prepaid programs, including the Company’s Prepaid Wireless Services offering, or these technologies, that the Company or the Company’s carrier customers will be successful in marketing and selling these technologies in the marketplace or that the Company will be able to leverage its existing infrastructure to provide these services in a cost effective manner. An increase in competition or the inability of the Company to provide, at competitive prices, more functionality and features, could result in price reductions and loss of market share and could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, if the Company does not continue to upgrade its software and hosting environment as new wireless technologies evolve, including but not limited to 2.5G and 3G technologies, the Company could risk the loss of existing and prospective customers.

The Company has experienced fluctuations in its quarterly operating results and such fluctuations may continue and could intensify. The Company has expended significant amounts of capital to support the agreements it has secured with its carrier customers. The Company’s quarterly operating results may vary significantly depending on a number of factors including variations in customer rates per minute, as well as the Company’s ability to generate additional MOUs and prepaid subscriber additions and to minimize prepaid subscriber churn (percentage of total subscribers that terminate service on the network), the timing of the introduction or acceptance of new services offered by the Company or its competitors, changes in the mix of services provided by the Company, the loss of customers, seasonal trends, network outages, variations in the level of prepaid system sales, changes in the Company’s operating expenses, the ability to identify, hire and retain qualified personnel and general economic conditions. Due to all of the foregoing factors, it is possible that in some future quarter the Company’s results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of the Company’s common stock would likely be materially and adversely affected.

The Company’s forecasts include the acquisition of Infotech. There can be no assurances that the Company will be able to integrate Infotech in a cost effective manner or at all, to retain key personnel, to successfully manage or maintain relationships with new or existing customers or suppliers. Also, there can be no assurance that the Company can effectively integrate, market and sell Infotech’s suite of solutions with the Company’s technology. In addition, there can be no assurances that the Infotech acquisition will not be dilutive to the earnings of the Company. If the Company is unable to integrate Infotech in a cost effective manner, retain key personnel, successfully manage and maintain relationships with new or existing customers or suppliers, and effectively integrate Infotech’s suite of solutions, the Company’s overall business, results and financial condition could be materially and adversely affected.

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

The Company has expanded its operations rapidly, creating significant demands on the Company’s management, administrative, operational, development and financial personnel and other resources. Additional expansion by the Company may further strain the Company’s management, financial and other resources. There can be no assurance that the Company’s systems, procedures, controls and existing space will be adequate to support expansion of the Company’s operations. If the Company’s management is unable to manage operational changes effectively, the quality of the Company’s services, its ability to retain key personnel and its business, financial condition and results of operations could be materially and adversely affected.

The Company’s operations are supported by many hardware components and software applications from third party vendors, sometimes licensed from single vendors. There can be no assurances that these hardware components and software applications will function in accordance with specifications agreed upon by the Company and its vendors, that these suppliers will continue to license this software to the Company or, if any supplier terminates its agreement with the Company, that the Company will be able to develop or otherwise procure software from another supplier on a timely basis and at commercially acceptable prices. If the hardware and software do not function as specified or if the Company can no longer license software from certain vendors or otherwise obtain the software, the Company’s business, financial condition and results of operations could be materially and adversely affected. In addition, Worldcom, Inc., who currently provides certain telecommunications services to the Company, has filed for Chapter 11 bankruptcy. Although the Company has backup and redundancy plans in place, if there are any significant decreases in service levels, or if Worldcom is no longer able to provide certain services to the Company, the Company’s business, financial condition and results of operations could be materially and adversely affected during the transition period to a replacement carrier.

The Company currently prices and sells all of its systems to international customers in U.S. dollars. In addition, many Prepaid Systems customers are multinational corporations that are publicly traded in the U.S. or the United Kingdom. All payments are received in U.S. dollars which protects the Company from foreign currency fluctuations. While these provisions serve to protect the Company from accounts receivable losses, there can be no assurances that Prepaid Systems sales to foreign countries will not result in losses due to devaluation of foreign currencies or other international business conditions outside of the Company’s control. The Company depends on a limited number of personnel to sell Prepaid Systems. If the Company fails to retain such personnel or if such personnel fail to perform at an adequate level, the Company’s ability to effectively market and sell Prepaid Systems could be diminished, which could materially and adversely affect the Systems business. In addition, under the current economic conditions, many corporations are reducing their capital budgets dramatically. If there are any such reductions in the capital budgets of the Company’s customers, demand for the Company’s Prepaid Systems offerings could be reduced and could materially adversely affect the operations of the Systems business.

The Company has a number of patents pending to protect its proprietary technology in the United States and internationally. If these patents are not approved, the Company’s technology may not be protected from infringement by third parties and the Company may be subject to additional patent infringement lawsuits or royalty payments to use the technology, which could have a material adverse affect on the Company’s business, financial condition and results of operations.

Proposals to intensify or reduce government regulations of the wireless telephone industry continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for the Company’s services or impede the Company’s ability to offer competitive services to the wireless market or otherwise have a material adverse effect on the Company’s business, financial condition and results of operations.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains an investment portfolio in accordance with its Investment Policy. The primary objectives of its Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although the Company’s investments are subject to credit risk, the Company’s Investment Policy specifies credit quality standards for its investments and limits the amount of credit exposure from any single issue, issuer or type of investment. While the Company’s investments are also subject to interest rate risk and will decrease in value if market interest rates increase, the Company typically holds all of its investments until maturity. However, since the investments are typically held to maturity and are generally conservative in nature and of relatively short duration, interest rate risk is mitigated. The Company does not use derivative financial instruments for either hedging foreign currency exposure risk or speculative trading purposes.

Accordingly, the Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

Item	4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. Not applicable.

PART II. OTHER INFORMATION:

Item	1. Legal Proceedings

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of wireless carriers. The suit alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount and injunctive relief, which could significantly restrict the Company’s ability to conduct its business if an unfavorable judgment is reached. The Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement. The suit is currently in the discovery phase. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action.

The Company estimates that quarterly after tax expenses to defend this case will be approximately $550,000 until this matter is resolved. However, there can be no assurances that the Company’s expenses will not exceed the Company’s estimate. If Freedom Wireless were to prevail in the case, the amount of the damages could be substantial and the Company’s business, financial condition and results of operations would be materially adversely affected.

In December 1999, the Company was named as a defendant in a suit filed in United States District Court for the Northern District of Iowa by a former supplier (the “Supplier”) of materials to a subsidiary of the Company. The Company and the Supplier signed a purchase contract for an unspecified number of components in 1997 pursuant to which the Supplier became the Company’s sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. The suit alleges that the Company breached the confidentiality clause of the contract and interfered with actual and prospective contracts of the Supplier with other customers. The Supplier initially claimed misappropriation of trade secrets and sought an injunction, but it has since dropped these claims. The Supplier also dropped the claim of tortious interference with contract and added a claim of fraudulent misrepresentation. The Supplier seeks damages in excess of $1 million on the fraudulent misrepresentation claim. The Company believes that the claim is without merit. Discovery has been completed and motions for summary judgment are pending before the Court.

On January 4, 2002, a carrier customer sent a letter to the Company stating that it is entitled to indemnification from the Company with respect to certain claims pending in a patent infringement case brought by Ronald A. Katz Technology Licensing, L.P. against the carrier customer in the United States District Court for the Eastern District of Pennsylvania. The plaintiff claims infringement of fourteen patents by the defendants in the case, and seeks damages in an unspecified amount. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint may relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The Company has engaged outside counsel to represent it. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

On July 26, 2002, a carrier customer sent a letter to the Company notifying the Company of the pendency of a lawsuit brought by Philip S. Jackson against the carrier customer and seven other companies in the United States District Court for the Northern District of Illinois. The suit alleges patent infringement by the defendants in using, selling or offering to sell automated interactive telephone systems, voice messaging services or answering devices. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The suit seeks damages in an unspecified amount. The Company has retained outside counsel. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

Item	6. Exhibits and Reports on Form 8-K

a)	Exhibits

NONE

b)	Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Communications Group, Inc.
(Registrant)

Date: November 14, 2002	By: /s/ Karen A. Walker
Karen A. Walker Vice President, Financial Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

STATEMENT PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Boston Communications Group, Inc.

Date: November 14, 2002	/s/ Edward H Snowden
Edward H. Snowden President and Chief Executive Officer

Date: November 14, 2002	/s/ Karen A. Walker
Karen A. Walker Vice President, Financial Administration and Chief Financial Officer

CERTIFICATIONS

I, Edward H. Snowden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boston Communications Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Edward H. Snowden
Edward H. Snowden President and Chief Executive Officer

I, Karen A. Walker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boston Communications Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Karen A. Walker
Karen A. Walker Vice President, Financial Administration and Chief Financial Officer