Form 10-K
period 2002-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2003-03-27
CIK 1012887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-4128

BOSTON COMMUNICATIONS GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS	04-3026859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Sylvan Road, Suite 100, Woburn, Massachusetts	01801
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (781) 904-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    YES  ☒    NO  ☐

The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the Nasdaq National Market on June 28, 2002 was $123,861,973. The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, as of March 20, 2003 was 17,644,706.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K.

This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding our continued investment in our payment services business, the expected increase in subscriber base, average minutes of use and billing and transaction processing services revenues, the increase in minutes of use resulting in increased volume discounts for carriers, billing and transaction processing services gross margins, decreases in roaming services revenues, prepaid systems revenues and gross margins estimates, increases in engineering, research and development expenditures, increases in sales and marketing expenses, decreases in general and administrative expenses, legal expenses for the Freedom Wireless lawsuit, increases in depreciation and amortization expense, decreases in interest income and our income tax rate and increases in capital investments. These statements are based on the beliefs and assumptions of management.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

A number of important factors could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Certain Factors That May Affect Future Results”, “Quantitative and Qualitative Disclosures About Market Risk” and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. We do not assume any obligation to update any forward-looking statements made herein.

Item 1.    BUSINESS

GENERAL

Boston Communications Group, Inc. (“bcgi” or the “Company”) has provided services to wireless carriers since our incorporation in Massachusetts in 1988. Since 1991, we have offered our real-time subscriber management solutions through a combination of proprietary software applications, a carrier-class hosted environment and high quality service and support. One or more of our services are provided to more than 70 wireless carriers and resellers, including five out of the six largest national wireless carriers by number of subscribers—Verizon Wireless, Cingular Wireless, AT&T Wireless, Nextel Communications and Sprint PCS.

HISTORY OF OUR SERVICE OFFERINGS

In 1991, we launched our bcgi ROAMERplusTM service to wireless carriers. This solution provides wireless carriers with the ability to better serve their subscribers by offering unregistered roamers the ability to complete calls. This service has generated over $85 million in revenues for carriers since 1991.

We introduced our bcgi Prepaid Wireless Services offering in mid-1994. Since then, this offering has become the cornerstone of our real-time subscriber management capabilities. Domestically, we offer prepaid wireless on an outsourced service bureau basis to wireless carriers, similar to an application service provider business model. Our solution provides several critical features to carriers and enables them to rapidly and cost-effectively deploy prepaid wireless services to their customers. Our nationwide prepaid roaming capability, a feature that many carriers and competitors do not offer, allows our carrier customers to offer prepaid services that mirror their postpaid coverage area. We currently provide prepaid wireless services, branded as Prepaid Wireless for large operators and Prepaid Connection for regional carriers, to several U.S. carriers, including Verizon Wireless, Cingular Wireless, Nextel Communications, Alltel Corporation, Cincinnati Bell Wireless, Dobson Cellular Systems, Inc., and more than 20 wireless carriers and resellers. Our existing contracts to provide prepaid wireless services generally have terms of two to three years.

In international markets, we offer prepaid wireless as a turnkey solution sold by our prepaid systems business. The platform used for our international turnkey offering shares most components with our domestic service bureau, including components acquired through our purchase of Voice Systems Technology, Inc., in 1996.

In July 2002, we launched bcgi Payment Services, a suite of end-to-end, integrated solutions for real-time, assisted and self-serve payment transactions including recharge of prepaid accounts through an ATM. For these solutions, we unite wireless carriers with multiple financial and content partners and take financial and operational responsibility for the transactions.

In October 2002, we acquired Infotech Solutions Corporation, a provider of outsourced billing services to wireless carriers. This acquisition provides us with our voyager billing and customer care solution, an end-to-end solution for wireless billing and customer care.

Please refer to Note 8 of our Consolidated Financial Statements for financial information regarding each of these segments.

BILLING AND TRANSACTION PROCESSING SERVICES

Our proprietary software, proven infrastructure and deep wireless expertise across all of our products help carriers reach new market segments, increase subscriber loyalty, build new revenue streams and lower the cost of serving customers. We provide our offerings primarily under the bcgi TOTALsource model. Our TOTALsource model provides an end-to-end outsourced environment for the deployment of our solutions, allowing carriers to get to market quickly and without large capital investment. With TOTALsource, carriers can deploy new services by leveraging our expertise as a leading provider of outsourced real-time subscriber management solutions. In a typical TOTALsource relationship, we take responsibility for all aspects of our solution’s performance including project implementation, ongoing operation and upgrades to the carrier’s application.

bcgi TOTALsource includes:

•	Purchase, deployment and maintenance of all required server hardware and software

•	Maintenance fees on all hardware and software

•	7x24 hour database, system administration and application support

•	Comprehensive implementation support and project management

•	Training

•	Standard bcgi software releases

•	Capacity planning for all solution components we supply, including new hardware purchases when required

Our billing and transaction processing services business line offers three primary services to provide real-time subscriber management capabilities to wireless carriers. These three services are bcgi Prepaid Wireless Services, bcgi Voyager Billing and Customer Care and bcgi Payment Services, all of which are available under the bcgi TOTALsource model. Our billing and transaction processing services allow wireless carriers throughout the United States to utilize our network and real-time billing and transaction processing capabilities, enabling such carriers to offer prepaid wireless calling to their subscribers, various ways to replenish their accounts and purchase digital content and to provide their subscribers with a monthly postpaid wireless bill.

bcgi Prepaid Wireless Services

According to the Cellular Telecommunications & Internet Association, nearly 50% of the U. S. population is estimated to own wireless phones as of December 2002. Postpaid wireless subscribers currently make up about 90% of the wireless subscribers in the U. S., according to the Yankee Group. The greatest number of new net subscribers was added in 2000 and overall growth levels have slowed since then. As a result, we believe that wireless carriers are looking for new ways to expand their offerings to under-penetrated market segments. Prepaid services enable wireless carriers to target the youth, budget conscious and credit challenged segments, which we believe are under-penetrated segments of the wireless market. The Yankee Group estimates that 35% of net wireless subscriber additions will be prepaid beginning in 2004, growing to 66% by 2006. The Yankee Group also estimates that total prepaid subscribers will grow from approximately 15 million at the end of 2002 to over 37 million by the end of 2006. Since we provide prepaid wireless services to three of the six national U. S. carriers, we believe we are well positioned to take advantage of growth opportunities in these untapped segments.

Our prepaid wireless services enable wireless carriers to provide their subscribers with the ability to make wireless calls on a prepaid basis. Using our service, subscribers can establish an account with the carrier by prepaying a specific dollar amount that is credited toward future service. The wireless carrier then routes signaling information for each call that the subscriber initiates or receives to our network, which is linked to the transaction-processing platform that houses information regarding the status of that subscriber’s prepaid account. Before each call and prior to the end of each call, the subscriber may elect to receive a voice message informing the subscriber of his or her prepaid balance. The call is completed and the subscriber’s account is debited and rated on a real-time basis by our platform, in accordance with the carrier’s instructions.

Subscribers are able to recharge their accounts by purchasing additional prepaid service from the carrier by credit card through our automated replenishment feature or at any of the carrier’s affiliated retail outlets, including those established through our payment services distribution technology partnership program.

Our real-time subscriber management solutions combine intelligent networking architecture, which enables efficient call routing using Signaling System 7 or SS7. We combine this network capability with our transaction processing infrastructure that includes Web-based customer care tools, a deployed network of voice resources to play voice messages and open application programming interfaces to integrate with the existing infrastructure of wireless carriers including their billing systems and distribution outlets. Our end-to-end, hosted solutions are relatively easy to implement and integrate into existing carrier networks and billing infrastructures since we utilize existing versions of SS7 network signaling (an industry standard) and advanced XML-based tools. Additionally, our proprietary software, expertise and our use of recognized vendor technologies, including Sun Microsystems, EMC, Oracle, Tekelec and Cisco, enable us to deliver a premium, high quality and competitive service.

Specific features offered within prepaid wireless services include:

•	Operation in all wireless network environments including AMPS, CDMA, TDMA and GSM voice and data networks

•	Efficient digital network interfaces—using intelligent networking standards such as SS7/ISUP or IN standards;

•	Real-time support for data services such as SMS and m-commerce;

•	Flexible rating engine;

•	Robust extensible markup language or XML-based application program interfaces;

•	Customizable announcement profiles;

•	Intuitive user interfaces;

•	Full voucher/PIN management capabilities; and

•	Additional recharge mechanisms, including credit card, internet, debit, ATM and cash.

We generate revenue for prepaid wireless services principally by charging carriers for each minute of use processed through our network. We record prepaid wireless services revenues net of outage penalties that we may incur based on contracted service level agreements with the carrier. Minutes of use continue to be an important metric for our prepaid wireless business and, in the fourth quarter of 2002, our billed prepaid wireless minutes of use grew to 105 minutes per subscriber per month from 79 minutes per subscriber per month in the fourth quarter of 2001. These minutes of use compare to industry averages, comprised mostly of postpaid subscribers, of approximately 500 minutes per subscriber per month according to Legg Mason. We believe that the increase in usage is a result of more competitive pricing plans and more robust digital features offered by our carrier customers. We also generate revenues from other transactions processed, including Short Message Service. Additionally, we generate revenue from certain software licenses, implementations and special development services which we generally recognize over the period of the contract. As minutes of use increase and carriers achieve higher volumes, incremental rates we charge the carriers decrease, yielding lower average rates per minute of use. Increased volume has allowed us to reduce incremental pricing as our ability to leverage our scale and fixed cost infrastructure has produced high incremental gross margins.

In 2002, we signed prepaid wireless contracts with several new customers including two major wireless carriers, Nextel Communications and Alltel Corporation. Our multi-year contract with Nextel, in association with BOOST Mobile™, supports the launch of BOOST Mobile’s pay-as-you-go, feature-packed product that is targeted to the youth market. The product is being trialed in California and Nevada using the all-digital Nextel® National Network.

Our multi-year contract with Alltel Corporation also provides enhanced features to support Alltel’s launch of Simple Freedom, a national digital wireless service distributed at more than 1,500 Wal-Mart stores nationwide. Using our national network and existing carrier customer relationships, Simple Freedom gives subscribers access to a local calling area that covers more than 90 percent of the U.S. population. ALLTEL, with more than 7 million wireless customers, is the seventh largest wireless carrier in the U.S. and the largest regional carrier in the country.

During 2002, we also renewed our relationship with Cingular Wireless by signing a multi-year contract that expanded the number of TDMA markets that we serve. This market expansion resulted in subscriber conversions to our platform in the latter part of 2002 from Cingular Wireless markets that were previously served by competitor’s platforms. In the fall of 2002, Cingular launched its new national prepaid offering under the brand name KIC, or Keep In Contact.

We also provide service to the largest U.S. carrier, Verizon Wireless, for their national prepaid offering, [FREEUP]. This feature rich prepaid service was launched in the fall of 2001, targeting the late teen/young adult marketplace. Verizon’s [FREEUP] program is currently one of the leading prepaid offerings in the United States.

We continue to expand the features and rating capabilities of our prepaid wireless services to offer additional functionality to our carrier customers and their prepaid subscribers, and we generally release two major software upgrades per year. Such expanded features include short messaging service billing, billing for push to talk services, additional application program interface support for legacy system integration, introduction of SS7/ISUP event control, and flexible web and voice-based self care environments. We work closely with carriers’ marketing departments to develop sophisticated features and functionality to enable carriers to quickly modify the way they market and sell prepaid services to remain competitive.

In addition to providing the technology and payment infrastructure enabling prepaid wireless services, we offer a flexible customer care application environment that allows carriers to either outsource customer care or provide it in-house. We license our proprietary software to enable carriers to access their subscriber data using web-based care or through various application program interfaces.

Within our real time subscriber management solutions we specifically brand two distinct prepaid offerings. Our Prepaid Wireless solution provides services to national carriers and our Prepaid Connection is offered to regional carriers. While the underlying features of the services are similar, the architecture of Prepaid Connection is specifically designed to cost-effectively provide connectivity and service to regional carriers. Both of these solutions can also be deployed in conjunction with payment services solutions to greatly improve the economics of prepaid through our network of recharge or m-commerce partners, thereby enhancing the overall economics of prepaid.

bcgi Payment Services

Our Payment Services solution provides a link between carriers and financial and content networks. Using these links, carriers can provide their subscribers with a choice of convenient payment and recharge options using cash, debit or credit cards that can be accessed via the internet, ATMs and self-serve kiosks. These options include recharge of prepaid subscriber balances at ATM machines, providing point-of-sale solutions to activate subscribers or replenishing through credit cards over the phone. In addition, carriers can benefit from additional subscriber revenue utilizing bcgi payment services’ products to bill for other services, such as downloading content and ring tones to subscribers’ phones. We unite carriers with multiple financial and content partners, taking financial and operational responsibility for the transactions. We generate revenue by charging carriers a transaction fee for the services performed and paying the financial and content partners a fee for enabling the transaction. While payment services leverages our existing infrastructure, we do not expect to generate any material revenues from this service in 2003. We expect to invest approximately $300,000 to $500,000 per quarter for the next several quarters on our payment services business until it reaches profitability.

Payment services currently offers its services through the following end-to-end solutions:

•	bcgi ATM Recharge—enables subscriber account recharge at participating ATMs, including E*Trade ATMs (over 15,000 available) and certain NCR Corporation ATM’s.

•	bcgi Mobile Commerce Payment Services—enables subscriber access to participating content providers, including downloading content, ring tones and graphics to subscribers’ phones.

•	bcgi Distribution Technology Partnership Program—a network of more than 115,000 prepaid recharge locations nationwide, which are available for carrier use. These locations include 6,500 RadioShack® locations and more than 40,000 Western Union offices, as well as leading point-of-sale solutions such as PreCash and Datascape.

bcgi Voyager Billing and Customer Care

We acquired our voyager billing and customer care solution from Infotech Solutions Corporation in October, 2002. This solution currently serves small, regional carriers for full postpaid billing and operational support services. Our billing and customer care solution integrates with the carrier network to collect usage data, rate events and allow carriers to generate monthly subscriber invoices. We generate revenue by charging our carrier customers a per subscriber fee for each monthly bill that is produced.

Voyager enables carriers to control every aspect of customer management—network provisioning, inter-carrier relations, billing, invoicing, customer care, inventory management and retail operations—within one comprehensive system. Voyager provides user environments for all levels of carrier personnel, including an interface for the creation of new services and easy to use interfaces for customer service representatives. It provides a total retail management system, allowing the carrier to utilize voyager to manage its entire point-of-sale access, including number inventory, equipment, accessories and cash drawer. Voyager also offers robust reporting and decision support tools, allowing new views of customer usage and a better understanding of customer behavior throughout the carrier organization.

The key features of voyager are as follows:

•	Operates in all wireless network environments including AMPS, CDMA, TDMA and GSM voice and data networks;

•	Supports all types of wireless plans and payment plans;

•	Provides real-time rating engine, switch mediation and revenue assurance capabilities;

•	Online agent management;

•	Comprehensive retail management system;

•	Advanced reporting capabilities;

•	Electronic bill presentment and payment; and

•	Wireless number portability and number pooling compliance.

PREPAID SYSTEMS

Our prepaid systems revenue is generated primarily though the sale of turnkey prepaid wireless solutions that enable our international customers to own and operate their own prepaid wireless calling service. Our prepaid systems customers have operations throughout the world and we have implemented systems in El Salvador, Nigeria, Guam, Gibraltar, Venezuela, Ecuador, Guatemala and several other countries in Central America and the Caribbean. In addition, the prepaid systems business develops and assembles voice resource hardware and software that make up components of our voice resource network.

ROAMING SERVICES

Traditionally, unregistered roaming subscribers have posed processing challenges for carriers. These unregistered “roamers” attempting to place calls in the serving carrier’s territory are automatically switched to our proprietary ROAMERplus network which enables payment for and completion of calls. When an unregistered roamer places a call in the carrier’s service area, the carrier’s mobile switching center forwards the call, at our expense, to our proprietary digital call processing system. The roamer may complete the call by charging the call to a telephone calling card, a commercial credit card, a prepaid account or as a collect call. We remit a portion of the fee charged to the unregistered roamer to the serving carrier. Our roaming service is currently being used by over 50 wireless carriers in the United States and Canada and we service 4 out of the 6 largest national wireless carriers, by number of subscribers, in the United States.

The revenue decline experienced by ROAMERplus is primarily attributable to consolidation in the industry and advancements in network and handset technology that have improved registered roaming capabilities. We anticipate that these trends will continue and, therefore, roaming services revenues will continue to decrease over time.

Engineering, Research and Development

We have developed proprietary software and interfaces to the existing infrastructure of wireless carriers, enabling us to perform all real-time event management and subscriber management functions associated with our prepaid, postpaid and other services. These software applications and interfaces include:

•	Call control software and interfaces via digital and intelligent networking, or efficient call routing, standards to carrier switching equipment;

•	Voice resource software for the injection of real-time pre-call and post-call voice messaging;

•	XML-based real-time and file transfer protocol or FTP-based near-real-time interfaces to other carrier network equipment;

•	XML and other secure internet interfaces to third-party mobile content providers;

•	Event rating and subscriber management software for the real-time rating and debiting of mobile accounts;

•	Payment authorization software for linking to financial networks (credit card, debit card authorizations);

•	PIN/stored value card creation and management systems;

•	Customer care applications and user interface templates, including integrated voice response and web-based interactions; and

•	XML-based interfaces to legacy carrier billing and provisioning systems.

We believe that one of our key competitive advantages is our proprietary software. Our future success will depend in large part on our ability to continue to enhance existing services and develop new services in response to changing market, customer and technological requirements of the wireless industry. An important factor in the future success of our billing and transaction processing services will be our ability to provide, at competitive prices, more functionality and features than those available in other competitive offerings.

We spent $12.0 million in 2002, $11.4 million in 2001 and $9.9 million in 2000 on engineering, research and development, including capitalized software costs. We expect to continue to devote significant resources to our engineering, research and development activities in future years.

Sales and Marketing

Our sales strategy focuses on establishing and maintaining long-term relationships with our customers. Our business development directors and their support teams utilize a consultative sales process to understand and define customer needs and to determine how our services can address their needs. Each business development director capitalizes on his or her in-depth knowledge of the carrier and our service offerings to cross-sell our products in his or her territory. Our sales cycle can be six to 12 months, or longer.

Our direct sales strategy is complemented by a marketing program that includes participation in industry trade shows and conferences, speaking engagements and public relations. Because our target customers are wireless carriers and resellers, we seek to gain broad industry recognition through carefully selected events and activities specific to the wireless industry.

Customers

We provide services to wireless carriers and resellers of varying size, expertise and capabilities. We currently provide one or more of our services to over 70 wireless carriers and resellers in the United States and Canada, including five out of the six largest national wireless carriers in the United States, by number of subscribers. Historically, a significant portion of our total revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to our ten largest customers accounted for approximately 92% of our total revenues in 2002, 90% of our total revenues in 2001 and 93% of our total revenues in 2000. Verizon Wireless accounted for 49% of total revenues in 2002 and 33% of total revenues in 2001. Cingular Wireless accounted for 25% of total revenues in 2002 and 28% of total revenues in 2001.

Competition

The market for providing services to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the services we provide. In addition, many wireless carriers are providing, or can provide in-house, the services we offer. Demand for our services could be affected by trends in the wireless industry, including greater consolidation, technological changes and/or other developments. These developments can make it easier or more cost-effective for wireless carriers to provide certain services themselves and could make it more difficult for us to offer a cost-effective alternative to a wireless carrier’s in-house capabilities. In addition, we anticipate the entrance of new competitors in the wireless carrier services market in the future. In addition to the in-house capabilities of the wireless carriers themselves, the following is a list of key competitors by line of business:

/-------------Billing and Transaction Processing Services-------------/
Roaming Services	Prepaid Wireless Services and Voyager	Payment Services	Prepaid Systems
• Verisign, Inc. (formerly Illuminet’s National Telemanagement Corp. division)

•   Verisign, Inc. (formerly HO Systems)

•   Convergys Corp.

•   Amdocs, Inc.

•   CSG Systems, Inc.

•   Lucent Technologies, Inc.

•   Telcordia Technologies, Inc.

•   Hewlett Packard, Inc.

•   Ericcson Telecommunications

•   Telemac Corporation

•   Tracfone Wireless, Inc.

•   Schlumberger Ltd.

•   Alltel Information Systems, Inc.

		• QPASS Inc. • iPIN • Encorus Technologies • Wmode Inc. • Paybox AG • First Data Corporation • Concord EFS, Inc. • Qcomm International, Inc. • Everything Prepaid, LLC • Radiant Holdings, Inc.	• Comverse Technology, Inc. • Lightbridge, Inc. • Ericcson Telecommunications • Intervoice Brite, Inc. • Alcatel • Nortel Networks Corporation • Sixbell • LogicaCMG

We believe that our competitive advantages in the wireless carrier services industry include the ability to easily integrate with all switch types, wireless system types (GSM, TDMA, CDMA, 2.5G, 3G, etc.) and billing systems. This integration is critical since industry consolidation has resulted in carriers operating multiple different switch types and billing systems across their footprints, requiring prepaid systems to integrate with all technologies in order to offer nationwide programs. Other competitive advantages include.

•	our ability to reduce carrier costs of cash collection, bad debt and customer care;

•	our availability of nationwide roaming;

•	our quality and breadth of features and functionality;

•	technical expertise and experience;

•	the size and scale of our prepaid wireless platform enabling us to competitively price our products; and

•	our ability to identify and respond to customer needs.

In spite of these factors, there can be no assurance that we will be able to continue to compete successfully with our existing competitors or with new competitors.

Government Regulation

The Federal Communications Commission, under the terms of the Communications Act of 1934, as amended, including the Telecommunications Act of 1996, regulates interstate communications and the use of radio spectrum, including entry, exit, rates and terms of operation. Presently, we do not operate any facilities utilizing radio spectrum and we do not have any facilities-based services involving interstate communications.

Consequently, we are not required to and do not hold any licenses or other authorizations issued by the Federal Communications Commission for interstate operations. One of our subsidiaries, Cellular Express, Inc., has been granted a license by the Federal Communications Commission to provide international telecommunications services.

Our wireless carrier customers are regulated at both the federal and state levels. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for our services or impede our ability to offer competitive services to the wireless market or otherwise have a material adverse effect on our business and results of operations.

Employees

As of December 31, 2002, we had a total of 330 full-time and part-time employees. Of these employees, 10 served in our roaming services call center and related functions, 234 served in technical operations and software development, 34 served in sales, marketing, product and client relations and 52 served in administration and management. None of our employees are represented by a labor union. We believe that our employee relations are good.

Backlog

As of December 31, 2002, there was $180,000 in backlog of firm orders for the prepaid systems business compared to $1.2 million as of December 31, 2001. We include in backlog only those orders for which we have received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

Available Information

We maintain an internet website at www.bcgi.net. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission. Each such report is posted on our website or available via a direct link to our filings on the Securities and Exchange Commission EDGAR system.

Item 2.    PROPERTIES

We lease space at our principal location in Woburn, Massachusetts and our Westbrook, Maine location. We own the facility at our Tulsa, Oklahoma location. In February 2003, we purchased a 97,477 square foot building in Bedford, Massachusetts that will principally serve as our redundant data center site. We believe this new building will also accommodate our anticipated growth and data center space needs, as well as additional office space requirements for the next several years.

Our Woburn location currently houses our billing and transaction processing services data and network operations center and our roaming services operations center, as well as our executive headquarters, engineering and software development, sales and marketing, human resources, finance and administrative personnel. The Westbrook facility houses our support functions for our voyager product, including software development and sales support. The Tulsa facility is used for the assembly of systems and houses other support functions for the prepaid systems business such as software development, product management and sales support. We also have 31 other leased facilities throughout the United States that house a portion of our voice nodes and certain equipment for our network.

The following list comprises our significant leased facilities:

Location	Square Footage	Expiration Date
Woburn, Massachusetts	62,787	October 2003–February 2006
Westbrook, Maine	6,400	September 2003

Item 3.    LEGAL PROCEEDINGS

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. A ruling that we infringed the Freedom Wireless patents could significantly restrict our ability to conduct business. In addition, we have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement. The suit is still in the discovery phase. We do not believe that we infringe these patents and we believe that we have meritorious defenses to the action.

We recorded a special charge in the fourth quarter of 2000 of $2.6 million, in the third quarter of 2001 of $3.6 million and in the first quarter of 2002 of $3.3 million, principally to accrue for legal expenses estimated by our outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. The lengthy and unpredictable discovery process has made it difficult for us to reasonably estimate legal costs in this suit. As a result, we are now accounting for Freedom Wireless legal costs as incurred rather than accruing the entire amount of such costs when they become probable. For the fourth quarter of 2002, we recorded $998,000 in legal charges associated with the Freedom Wireless suit. We also expect to continue to spend up to $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. There can be no assurances that our expenses to defend the Freedom Wireless suit will not exceed our estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

In December 1999, Crystal, Inc., a former supplier of one of our subsidiaries, filed a suit against us in the United States District Court for the Northern District of Iowa. We signed a purchase contract with Crystal for an unspecified number of components in 1997, pursuant to which Crystal became our sole supplier for a certain system component in 1997 and early 1998. We subsequently changed suppliers. Currently, the suit alleges that we breached the confidentiality clause of the contract and made fraudulent misrepresentations to Crystal. The court granted our motion for summary judgment dismissing Crystal’s breach of contract claim, but did not dismiss the fraudulent misrepresentation claim. Crystal has alleged actual damages of approximately $12,000 and seeks punitive damages in an amount to be determined. The trial is scheduled for May 2003.

On January 4, 2002, a carrier customer notified us that they believed we should indemnify them with respect to certain claims pending in a patent infringement case brought by Ronald A. Katz Technology Licensing, L.P. (“Katz”) against the carrier customer in the United States District Court for the Eastern District of Pennsylvania. In the suit, the plaintiff claimed infringement of fourteen patents by the defendants, and sought damages in an unspecified amount. Katz and the carrier customer settled the suit in February 2003. No demand on us has been made by the carrier customer. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

On July 26, 2002, a carrier customer sent a letter to us notifying us of a pending lawsuit brought by Philip S. Jackson against the carrier customer and seven other companies in the United States District Court for the Northern District of Illinois. In the suit, the plaintiff alleges patent infringement by the defendants in using, selling or offering to sell automated interactive telephone systems, voice messaging services or answering devices. The letter asserts that we must indemnify the carrier customer to the extent any of the claims in the complaint relate to the services provided by us to the carrier customer pursuant to the prepaid wireless calling service agreement and any other agreements between the carrier customer and us. The suit seeks damages in an unspecified amount. We have retained outside counsel. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

From time to time, as a normal incidence of the nature of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we do not believe that these matters (other than as disclosed) will have a material adverse effect on our consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on our consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions are as follows:

Name	Age	Position
Paul J. Tobin	59	Chairman
E.Y. Snowden	48	President and Chief Executive Officer, Director
Karen A. Walker	38	Treasurer, Vice President, Finance and Administration and Chief Financial Officer
William D. Wessman	53	Executive Vice President and Chief Technology Officer
Frederick E. Von Mering	50	Vice President, Corporate Development, Director
Robert J. Sullivan	58	Vice President and General Manager, Roaming Services

Mr. Tobin has over 20 years experience in the telecommunications and wireless industry. Mr. Tobin is one of our founders and has served as our Chairman since 1988. Mr. Tobin also held the position of President from February 1990 until February 1996, and from April 1997 to February 1998. Prior to his tenure with us, Mr. Tobin served as President of Cellular One Boston/Worcester and Portsmouth, NH, and Regional Marketing Manager for Satellite Business Systems (a joint venture of IBM, Comsat and Aetna). Mr. Tobin began his career as a Securities Analyst at Chase Manhattan Bank after receiving his undergraduate degree in Economics from Stonehill College and his M.B.A. in Marketing/Finance from Northeastern University.

Mr. Snowden joined us as President and Chief Executive Officer in February 1998. Prior to that, he served as President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum (“APC/Sprint Spectrum”), where he was responsible for the successful launch of the nation’s first Personal Communications Services (“PCS”) network. Before joining APC/Sprint Spectrum in 1994, Mr. Snowden served as an Area Vice President at Pacific Telesis Group, where he played an integral role in Pacific Bell’s entry into the PCS market through the development of the business plan for Pacific Bell Mobile Services. Previously, he served as Chief Executive Officer of Universal Optical Company, a manufacturer and marketer of designer eyewear. Mr. Snowden began his career as a Corporate Strategy Consultant and Manager with the

Boston Consulting Group. In 2002, Mr. Snowden was elected to the Board of Directors of the Massachusetts Telecom Council. Mr. Snowden holds a B.S. degree in Mathematical Sciences from Stanford University and an M.B.A. from the Harvard Business School.

Ms. Walker joined us in 1993 as Corporate Controller. In August 1998, she became our Vice President of Finance and Administration, and in April 1999 she was promoted to the position of Chief Financial Officer. As CFO, Ms. Walker is responsible for overseeing finance, accounting, facilities and human resources. She also played an integral part in guiding us through our IPO and follow-on offering. Prior to joining us, Ms. Walker spent six years at Ernst & Young LLP, where she earned her C.P.A. and was a Manager in E&Y’s Entrepreneurial Services Group. Ms. Walker holds a B.S. degree in Accounting from Boston College.

Mr. Wessman has over 30 years of experience in the telecommunications industry. He began his career with us in April 1995, managing all product implementations, customer care initiatives and quality assurance operations. In February of 1997, Mr. Wessman was promoted to Vice President of Implementation and Account Management, where he was responsible for Prepaid Wireless Services implementations and Prepaid Account Management. In February 2000, he was promoted to Chief Technology Officer, expanding his role to include the management of all technical resources at bcgi. Prior to joining us, Mr. Wessman spent 24 years with NYNEX Corporation (now Verizon). At NYNEX, he held various positions primarily in Information Services where he managed the development of billing systems and became Director of Quality Assurance, responsible for managing system testing, quality assurance and customer billing support. He has been a member of the QuEST Forum since 1999 and served on their Board of Directors in 2000. QuEST is the Telecommunication Industry’s quality organization and responsible for the creation and maintenance of quality standards (TL9000). Mr. Wessman holds undergraduate and M.B.A. degrees from Northeastern University.

Mr. von Mering has been involved with the telecommunications and wireless industries for 18 years. Mr. von Mering held the position of our Chief Financial Officer from June 1990, when he joined us, until April 1999. Since April 1999, Mr. von Mering has held the position of Vice President, Corporate Development. Prior to joining bcgi, Mr. Von Mering served as Regional Vice President and General Manager for Metromedia’s paging division, and held various positions at Coopers & Lybrand, where he earned his C.P.A. Mr. von Mering earned an undergraduate degree in Accounting from Boston College and an M.B.A. from Babson College.

Mr. Sullivan has over 25 years of wireless and communications experience. Mr. Sullivan has served as a Vice President since June 1990, and, in 1997, he assumed his current position of Vice President and General Manager of our roaming services business. From 1984 to 1989, Mr. Sullivan worked for Cellular One, where he was responsible for building the cellular systems in Boston, Worcester, and Portsmouth, NH. Prior to Cellular One, Mr. Sullivan spent 10 years as an Engineering Manager for Zip-Call, where he built New England’s largest paging network. Mr. Sullivan holds a graduate degree in Electrical Engineering from Northeastern University.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

Our Common Stock is traded on the Nasdaq National Market, under the symbol BCGI. The following table sets forth the high and low sales prices for our Common Stock for each full quarterly period within fiscal years 2001 and 2002.

	2002		2001
	High	Low	High	Low
First Quarter	$11.40	$6.90	$29.56	$6.28
Second Quarter	10.84	7.60	14.40	6.38
Third Quarter	10.85	6.66	18.10	11.80
Fourth Quarter	$14.95	$9.68	$11.50	$7.31

Holders

At January 23, 2003, there were approximately 3,500 holders of record of our Common Stock.

Dividends

We have never declared or paid a cash dividend on our Common Stock. We currently intend to retain all of our earnings to finance future growth and, accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our Consolidated Financial Statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statements of Operations Data:
Total revenues	$70,860	$66,283	$75,570	$64,181	$60,481
Operating income (loss)	4,049	(143)	3,506	(2,681)	(4,753)
Income (loss) from continuing operations	3,356	816	3,710	(1,595)	(2,791)
Income from discontinued operations	—	—	6,506	809	991
Net income (loss)	3,356	816	10,216	(786)	(1,800)
Basic net income (loss) from continuing operations per common share	0.20	0.05	0.22	(0.10)	(0.17)
Diluted net income (loss) from continuing operations per common share	0.19	0.05	0.21	(0.10)	(0.17)
Basic net income from discontinued operations per common share	—	—	0.39	0.05	0.06
Diluted net income from discontinued operations per common share	—	—	0.37	0.05	0.06
Basic net income (loss) per common share	0.20	0.05	0.61	(0.05)	(0.11)
Diluted net income (loss) per common share	0.19	0.05	0.58	(0.05)	(0.11)
Consolidated Balance Sheet Data:
Cash and short-term investments	55,075	60,253	54,610	30,236	25,609
Working capital	55,181	59,230	50,065	38,632	41,835
Property and equipment, net	44,896	38,795	45,037	39,365	33,617
Total assets	124,755	116,553	121,448	99,331	91,760
Capital lease obligations, net of current maturities	—	—	740	1,828	546
Shareholders’ equity	$101,739	$96,830	$94,697	$79,369	$78,658

Results for the year ended December 31, 2002 include a special charge for general & administrative legal expenses of $4.3 million to accrue for estimated legal expenses, primarily for the Freedom Wireless lawsuit.

Results for the year ended December 31, 2001 include a prepaid systems special charge of $538,000 for accruals, inventory write-downs and severance resulting from the discontinuance of the voice mail product, a special charge for general & administrative legal expenses of $3.6 million to accrue for estimated legal expenses, primarily for the Freedom Wireless lawsuit and a special charge of $894,000, principally for the permanent impairment of a cost-based investment.

Results for the year ended December 31, 2000 include an impairment of long-lived assets charge of $1.1 million for a write-down of assets no longer used to support our business, a special charge for general & administrative legal expenses of $2.6 million to accrue for estimated legal expenses for the Freedom Wireless lawsuit and additional depreciation of $1.7 million resulting from write-offs of certain retired equipment.

Results for the year ended December 31, 1999 include a special charge for cost of systems revenues of $1.8 million for reorganization of the prepaid systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs.

Results for the year ended December 31, 1998 include a special charge of $698,000 for impairment of long-lived assets no longer being used in our business.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Our total revenues increased 7% to $70.9 million in 2002 from $66.3 million in 2001. The increase was attributable to a 21% increase in our billing and transaction processing service business, partially offset by a 47% decline in roaming service revenues and to a lesser extent, a 2% decline in prepaid systems revenue. In 2001, total revenues declined 12% compared to 2000, primarily due to a 34% decline in roaming service revenues and an 8% decline in revenues from our billing and transaction processing service business, partially offset by a 25% increase in prepaid systems revenue.

Our operating income of $4.0 million for the year ended December 31, 2002 represents an increase from an operating loss of $143,000 for the year ended December 31, 2001 and operating income of $3.5 million for the year ended December 31, 2000. The increase in billing and transaction processing service revenues and our corresponding fixed infrastructure principally contributed to the increase in operating income in 2002 compared to 2001. The decline in billing and transaction processing service revenues, the decline in roaming service revenues and additional expenses related to Freedom Wireless contributed to the operating loss in 2001, compared to 2000. The specifics of each segment’s revenues and gross margin are discussed in greater detail below.

Our reportable operating segments consist of billing and transaction processing services, roaming services and prepaid systems. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 of our Consolidated Financial Statements, except that the financial results for our operating segments have been prepared using a management approach. This approach is consistent with the basis and manner in which our management internally analyzes financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on the gross margin of each stand-alone business. Segment disclosure information is included in Note 8 of our Consolidated Financial Statements.

Our chief operating decision-maker is our President and Chief Executive Officer. Our operating segments are managed separately because each represents a strategic business unit that offers different products and serves unique markets within the wireless industry. However, the businesses complement each other by providing us with a strong suite of products and services to meet the needs of wireless carriers.

We believe that any impact from inflation is not material.

Segment Data

	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
	(in thousands except for percentages)
2002
Revenues	$58,864	$6,224	$5,772	$70,860
Gross margin	41,870	334	3,237	45,441
Gross margin percentage	71%	5%	56%	64%
2001
Revenues	$48,746	$11,670	$5,867	$66,283
Gross margin	33,681	1,644	2,874	38,199
Gross margin percentage	69%	14%	49%	58%
2000
Revenues	$53,221	$17,650	$4,699	$75,570
Gross margin	39,161	3,257	2,509	42,327
Gross margin percentage	74%	19%	53%	56%

The gross margin for the Prepaid Systems business includes $147,000 of inventory write-downs in December 31, 2001.

Billing and Transaction Processing Services

Billing and transaction processing services revenues increased 21% to $58.9 million in 2002 from $48.7 million in 2001 and decreased 8% in 2001 from $53.2 million in 2000. Billing and transaction processing revenues increased in 2002 due primarily to the increase in average billed minutes of use per subscriber per month to 105 for the fourth quarter of 2002 from 79 for the fourth quarter of December 31, 2001. The higher billed minutes of use resulted primarily from an increase in the number of digital subscribers on our network and increased average usage as our carrier customers promoted more competitively priced and full-featured prepaid offerings. In addition, the increase in our subscriber base to 2.89 million at December 31, 2002 from 1.75 million at December 31, 2001 contributed to the revenue increase. The increase in the subscriber base resulted from the additional subscriber growth of our existing carrier customers who competitively promoted and priced their offerings, subscriber conversions from Cingular Wireless markets that were previously served by competitors’ platforms and, to a lesser extent, subscribers from new carrier customers added to the service in the fourth quarter. These increases were offset by a 23% decrease in our average billed rate per minute as carriers availed themselves of our volume pricing discounts. The decrease in revenues during 2001 resulted from a reduction in subscribers principally from the losses of Rogers AT&T and AT&T Wireless as customers. The decrease was partially offset by subscriber growth from our existing customers. Our subscriber base totaled 2.59 million at December 31, 2000.

In 2003, we expect that our billing and transaction processing revenues will increase compared to 2002 as we expand our prepaid wireless services subscriber base. We expect that the average billed minutes of use per subscriber per month will increase as our carrier customers aggressively market their prepaid offerings and as our new carrier customers, who launched in the latter part of 2002, build their subscriber bases. We expect that the anticipated revenue growth will be tempered, however, as carriers who generate higher minutes of use avail themselves of contracted volume pricing discounts.

Gross margins for billing and transaction processing services increased to 71% of billing and transaction processing services revenues in 2002 from 69% of such revenues in 2001. Gross margins for billing and transaction processing services decreased in 2001 compared to 74% in 2000. The improvement in gross margin from 2001 to 2002 resulted from the significant increase in billing and transaction processing service revenues that leveraged our predominantly fixed cost infrastructure. The decrease in gross margins from 2000 to 2001 was primarily due to lower revenues. We expect that gross margins will show modest increases for 2003, compared to 2002 as revenues grow and we leverage our predominantly fixed infrastructure which will be partially offset by our investment in our payment services business and gross margins for voyager that are lower than prepaid services.

Roaming Services

Roaming services revenues decreased 47% to $6.2 million in 2002 from $11.7 million in 2001 and decreased 34% in 2001 from $17.7 million in 2000. The decrease in roaming services revenues was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities and therefore decreased the need for this service. We anticipate that these trends will continue, and therefore, roaming services revenues are expected to continue to decrease about 38% in 2003 compared to the prior year.

Gross margins for roaming services decreased to 5% of roaming services revenues in 2002 from 14% of such revenues in 2001 and decreased in 2001 from 19% in 2000. The decreases in 2002 and 2001 resulted primarily from lower revenues and the resulting lower absorption of fixed costs.

Prepaid Systems

Prepaid systems revenues decreased 2% to $5.8 million in 2002 from $5.9 million in 2001 and increased 25% in 2001 from $4.7 million in 2000. Prepaid systems revenues decreased in 2002 due to a slight decrease in sales of prepaid systems to international customers. Sales in 2001 increased compared to 2000 as we sold more international systems and experienced a corresponding increase in maintenance revenue.

Gross margins for prepaid systems increased to 56% of prepaid systems revenues in 2002 from 49% of such revenues in 2001 and decreased in 2001 from 53% of such revenues in 2000. The increase in gross margins in 2002 primarily resulted from an increase in expansion sales to existing customers, which typically yield higher margins. The decrease in 2001 principally resulted from the special charge of $147,000 recorded in the fourth quarter of 2001 for accruals, inventory write-offs and severance resulting from the discontinuance of our voice mail product. In 2003, prepaid systems gross margins are expected to decrease slightly, as we expect a greater percentage of our system sales to be made to new customers that typically yield lower margins.

We currently price and sell all of our systems to international customers in U.S. dollars. All payments are received in U.S. dollars, which minimizes our need to hedge against foreign currency risk.

Operating Data

	2002		2001		2000
	Total	% of Revenue	Total	% of Revenue	Total	% of Revenue
	($ in thousands)
Total revenues	$70,860	100%	$66,283	100%	$75,570	100%
Engineering, research and development expense	9,014	13%	7,974	12%	8,018	11%
Sales and marketing expense	4,447	6%	4,383	7%	5,162	7%
General and administrative expense	6,078	9%	6,194	9%	6,752	9%
General and administrative expense—legal	4,295	6%	3,629	5%	2,600	3%
Depreciation and amortization expense	17,558	25%	15,882	24%	17,795	24%
Impairment of long-lived assets	—	—	280	0%	1,094	1%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses were 13% of total revenues in 2002, 12% of total revenues in 2001 and 11% of total revenues in 2000. The increases in absolute dollars and as a percentage of total revenue in 2002 resulted from additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business. The increase as a percentage of revenue in 2001 compared to 2000 was a result of lower revenues without a corresponding reduction in research and development investment. Engineering, research and development expenses are expected to increase in 2003 since we will incur a full year of expenses from our October 31, 2002 Infotech acquisition and we intend to continue to increase expenditures to support ongoing and future development and enhancements of our prepaid and other wireless services and systems.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses declined to 6% of total revenues in 2002 from 7% of total revenues in 2001. This decrease resulted from consistency in our staffing and sales strategy and approach as well as our success in effectively managing costs. Sales and marketing expenses remained consistent at 7% in 2001 and 2000 while decreasing in absolute dollars in 2001 compared to 2000 due to reductions in travel costs and other promotional expenses. Sales and marketing expenses are expected to increase in absolute dollars in 2003 due to the full year of expenses from our Infotech acquisition and to support our increased investment in the payment services business in addition to our overall growth.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide our administrative support. Total general and administrative expenses remained consistent at 9% of total revenues for the years ended December 31, 2002, 2001 and 2000. The decrease in absolute dollars from 2000 to 2001 was a result of less headcount and lower bonuses earned in 2001. General and administrative expenses are expected to decrease as a percentage of revenues in 2003 as we continue to leverage our overhead as our revenues increase.

General and administrative expenses—legal charges

General and administrative legal expenses consist of special charges of $4.3 million in 2002, $3.6 million in 2001 and $2.6 million in 2000 primarily for legal expenses to defend the patent infringement suit initiated by Freedom Wireless. These legal expenses are expected to cost up to $1 million per quarter until the Freedom Wireless matter is resolved.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Depreciation and amortization expense increased to 25% of total revenues for 2002 from 24% of total revenues in 2001 and remained consistent at 24% of total revenues in 2000. The increase from 2001 to 2002 primarily resulted from additional equipment and software purchased and developed to support our growth. The decrease in absolute dollars in 2001 compared to 2000 was due to fewer capital additions needed as our revenues decreased and to many assets becoming fully depreciated in late 2000 and 2001. We expect that depreciation and amortization will increase in 2003 for the following reasons: more capital deployed to support the anticipated growth and continued enhancements in billing and transaction processing services, a full year of amortization of the intangible assets from the Infotech acquisition and additional depreciation related to the purchase of our Bedford, Massachusetts facility.

Impairment of long-lived assets

We recognized pre-tax charges of $280,000 in 2001 and $1.1 million in 2000. The charge for 2001 was related to the write-down of hardware and software no longer used in our prepaid systems business as a result of the discontinuance of our voice mail system product. The charge for 2000 was related to the write-down of equipment no longer being used to support our billing and transaction processing services business, as such assets were not expected to generate any additional cash flows.

Interest income, net

Interest income decreased to $1.6 million in 2002 compared to $2.4 million in 2001 and increased in 2001 from $2.0 million in 2000. Interest income was earned primarily from investments which were purchased using the cash generated from operations, the sale of our teleservices business in 2000 and the proceeds from our public offerings. The decrease in interest income in 2002 was due to lower interest rates in the marketplace. The increased cash generated from operations and the sale of our teleservices business yielded additional interest income in 2001 that was partially offset by lower interest rates in 2002 and a $5.2 million decrease in our cash and short-term investments balance compared to 2001. Although we expect to continue to generate cash from operations in 2003, our purchase of the building and the lower interest rates compared to 2002 are expected to result in a decrease in interest income in 2003.

Other expense

A non-recurring charge of $894,000 for the year ended December 31, 2001 resulted primarily from the permanent impairment of a cost based investment.

Provision for income taxes

The effective income tax rate for the years ended December 31, 2002 and 2001 was 40%, which approximates the statutory rate. The effective income tax rate for the year ended December 31, 2000 was 33% principally due to the reversal of valuation allowance resulting from our utilization of net operating losses in 2000. Our income tax rate is expected to decrease slightly to about 39% in 2003 primarily due to a lower overall state income tax rate.

Income from discontinued operations

Our teleservices business, consisting primarily of customer service call center operations, was sold to Teletech Holdings, Inc. on November 7, 2000 for $15 million including the assumption of certain liabilities. The sale was reported as a discontinued operation in 2000. The gain on disposal of the teleservices business was $5.0 million, net of income taxes of $2.5 million.

Acquisition

In October 2002, the Company completed the acquisition of Infotech Solutions Corporation (ISC), a privately held provider of billing software solutions for the wireless marketplace, providing the Company with an outsourced billing product to provide postpaid and prepaid billing services for wireless carriers. The Company paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of ISC. Additional contingent cash consideration of up to $3.5 million may be paid to ISC, based on attaining certain defined annual revenue targets from 2003 through 2005. Any contingent consideration payments will be accounted for as additional goodwill. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The fair values were determined based on fair values as of the date of acquisition. Identifiable intangible assets are comprised of acquired technology and customer contracts and are being amortized over five years. The results of operations of ISC are included in the Company’s consolidated statement of income from the date of acquisition.

Selected Quarterly Operating Results

The following table sets forth certain unaudited quarterly results of our operations for the eight quarters in the two-year period ended December 31, 2002, including such amounts expressed as a percentage of total revenues. This quarterly information is unaudited, prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations which you should read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
	In thousands, except per share amounts
Revenues:
Billing and Transaction Processing Services	$17,882	$14,522	$14,321	$12,139	$11,110	$11,169	$12,442	$14,025
Roaming Services	1,207	1,743	1,691	1,583	2,009	3,109	3,211	3,341
Systems	2,031	1,061	1,360	1,320	1,171	1,609	1,464	1,623

Total revenues	21,120	17,326	17,372	15,042	14,290	15,887	17,117	18,989
Expenses:
Cost of Billing and Transaction Processing Services revenues	4,899	4,134	4,092	3,869	3,834	3,458	3,839	3,934
Cost of Roaming Services revenues	1,175	1,674	1,589	1,452	1,813	2,556	2,763	2,894
Cost of Systems revenues	800	444	588	703	650	761	712	723
Cost of Systems revenues—special charge	—	—	—	—	147	—	—	—
Engineering, research and development	2,651	2,286	2,104	1,973	1,974	1,794	1,933	2,273
Sales and marketing	1,365	976	977	1,129	938	905	1,096	1,444
General and administrative	1,704	1,433	1,523	1,418	1,396	1,350	1,618	1,719
General and administrative—legal expense	998	—	—	3,297	—	3,629	—	—
General and administrative—special charge	—	—	—	—	111	—	—	—
Depreciation and amortization	4,682	4,255	4,493	4,128	4,126	3,936	3,954	3,866
Impairment of long-lived assets	—	—	—	—	280	—	—	—

Total operating expenses	18,274	15,202	15,366	17,969	15,269	18,389	15,915	16,853
Operating income (loss)	2,846	2,124	2,006	(2,927)	(979)	(2,502)	1,202	2,136
Interest income, net	338	402	401	411	501	546	590	756
Other expense—special charge	—	—	—	—	—	(894)	—	—

Income (loss) before income taxes	3,184	2,526	2,407	(2,516)	(478)	(2,850)	1,792	2,892
Provision (benefit) for income taxes	1,279	1,010	962	(1,006)	(192)	(1,140)	716	1,156

Net income (loss)	$1,905	$1,516	$1,445	$(1,510)	$(286)	$(1,710)	$1,076	$1,736

Basic earnings (loss) per share	$0.11	$0.09	$0.08	$(0.09)	$(0.02)	$(0.10)	$0.06	$0.10

Diluted earnings (loss) per share	$0.11	$0.09	$0.08	$(0.09)	$(0.02)	$(0.10)	$0.06	$0.10

Results for the three months ended December 31, 2002 include $998,000 in legal expenses incurred in defense of Freedom Wireless.

Results for the three months ended March 31, 2002 include a special charge of $3.3 million primarily for estimated legal expenses in the defense of the Freedom Wireless suit.

Results for the three months ended December 31, 2001 include special charges principally resulting from the discontinuance of our voice mail product of $280,000 for impairment of long-lived assets, including hardware and software no longer used in our business, $147,000 in cost of services consisting of accruals and inventory write-offs and $111,000 in general and administrative expenses for receivable write-offs and severance costs.

Results for the three months ended September 30, 2001 include a special charge in general and administrative—legal of $3.6 million primarily for estimated legal expenses in the defense of the Freedom Wireless suit and a special charge of $894,000 primarily for the permanent impairment of a cost-based investment.

	As a Percentage of Total Revenues
	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
Revenues:
Billing and Transaction Processing Services	84%	84%	82%	81%	78%	70%	73%	74%
Roaming Services	6	10	10	10	14	20	19	18
Systems	10	6	8	9	8	10	8	8

Total revenues	100	100	100	100	100	100	100	100
Expenses:
Cost of Billing and Transaction Processing Services revenues	23	24	24	26	27	22	22	21
Cost of Roaming Services revenues	6	10	9	10	13	16	16	15
Cost of Systems revenues	4	3	3	5	5	5	4	4
Cost of Systems—special charge	—	—	—	—	1	—	—	—
Engineering, research and development	13	13	12	13	14	11	11	12
Sales and marketing	6	6	6	8	7	6	6	8
General and administration	8	8	9	9	10	8	9	9
General and administration—legal expense	5	—	—	22	—	23	—	—
General and administration—special charge	—	—	—	—	1	—	—	—
Depreciation and amortization	22	24	25	27	29	25	23	20
Impairment of long-lived assets	—	—	—	—	2	—	—	—

Total expenses	87	88	88	119	107	116	93	89
Operating income (loss)	13	13	12	(19)	(7)	(16)	7	11
Interest income, net	2	2	2	3	4	3	3	4
Other expense—special charge	—	—	—	—	—	(6)	—	—

Income (loss) before income taxes	15	15	14	(17)	(3)	(18)	10	15
Provision (benefit) for income taxes	6	6	6	(7)	(1)	(7)	4	6

Net income (loss)	9	9	8	(10)	(2)	(11)	6	9

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, capitalized software and labor, legal expenses, contingencies and litigation. We base our estimates on historical experience, known trends and events and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates under different assumptions or conditions.

We believe the following policies to be our most critical policies in the preparation of our consolidated financial statements:

Revenue Recognition and Allowance for Bad Debts

Our revenue recognition policy is significant because revenue is a key component affecting our operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments relating to the elements required for revenue recognition affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue, changes in judgments concerning recognition of revenue, change in mix, amount of international sales or delay recognizing revenue could cause operating results to vary significantly from quarter to quarter.

We recognize our revenues in conformity with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition.” We earn billing and transaction processing services revenues in various ways depending on the type of transaction. For bcgi prepaid wireless services, we earn revenues principally by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform. For bcgi payment services, we earn revenues by processing transactions on behalf of carrier’s subscribers and for bcgi voyager billing and customer care, we earn revenues by generating a subscriber’s monthly bill. We earn roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming services revenues are recorded net of amounts that are estimated to be disputed by unregistered wireless subscribers, based on historical experience. We believe that our estimates fairly represent the anticipated amounts to be disputed. Each of these revenues is recognized when the service is provided. For license fees, special projects and implementation services, revenues are recognized ratably over the remaining life of the contract with the carrier. For multiple element arrangements, we determine the fair value of each element based on our vendor specific objective evidence for that element and allocate total revenue from these arrangements to each element based on its fair value.

For our prepaid systems business, we recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are recognized ratably over the term of the maintenance and support contract period based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract’s renewal rate.

In addition to recording revenues net of any penalties incurred related to outages on the platform and estimated amounts to be disputed, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet our financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet our financial obligations), we estimate the recoverability of amounts that could be adversely affected. We believe that our allowance for bad debt fairly represents the potential amount of bad debt that we will incur.

Legal Costs

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Consolidated Financial Statements, in 2002 we began expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which has now made it difficult to reasonably estimate legal costs in the suit. Other litigation will continue to be accounted for in accordance with our accounting policy and the related estimate has been developed in consultation with our outside counsel who is handling the case. We believe that we have recorded an appropriate estimate of anticipated legal expenses, but there can be no assurances that our expenses will not exceed our estimate.

Research and Development, Software Development Costs and Costs Capitalized for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll related costs of development of computer software are capitalized primarily for coding and testing of software in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. We have financial controls in place, which include reviews by management and finance personnel of time reports submitted by employees to ensure that costs capitalized are appropriate. We make judgments regarding the specific time that can be capitalized based upon the type of project and type of work being performed. The capitalized costs are subject to an ongoing assessment of recoverability based on management’s judgment which contemplates the anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Amortization of capitalized software development costs begin when the product is made available for general release and amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which result in an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which is determined considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds its estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Statement of Operations. Fair value is determined by either a quoted market price or use of a present value technique, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. Different assumptions could yield materially different results.

For impairment tests of goodwill, management has determined that our goodwill is attributed to our billing and transaction processing services and prepaid systems businesses as a single unit. As a result, we utilize the enterprise-wide approach, which is based on the market value of our common stock, to determine the fair value of our reporting segments and compare that to our consolidated book value to determine if an impairment loss exists.

In October 2002, we acquired Infotech Solutions Corporation and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1 million related to billing software solutions for the wireless marketplace as well as customer contracts of $200,000. The fair value of these assets was determined by management, based in part upon information supplied by the management of the acquired business and a valuation analysis prepared by an independent appraiser. The valuation of completed technology has been primarily based on future cash flow projections over the estimated economic life adjusted for an incremental obsolescence rate discounted to present value. We estimated that the useful life of the acquired technology is five years. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement supercedes EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and establishes when a liability for a cost associated with an exit or disposal activity must be recognized, which is at the time the liability is incurred. Severance pay, in many cases, would be recognized over time rather than up front. If the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. This statement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a material impact on our consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148). FAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation in the event companies adopt FAS 123 and account for stock options under the fair value method. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees. As of December 31, 2002, we have adopted the disclosure requirements of FAS 148 as disclosed in the Notes to our Consolidated Financials Statements contained in Item 8 of this Annual Report on Form 10-K.

In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. We are not aware of any guarantees that require disclosure as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased 9% to $55.1 million in 2002 from $60.3 million in 2001, primarily due to the acquisition of Infotech Solutions Corporation and other factors described below. Net cash provided by operations of $21.6 million in 2002 resulted from $3.4 million in net income from continuing operations along with adjustments for depreciation and amortization of $17.6 million and general and administrative legal expense charges of $4.3 million. In addition, our increase in accounts receivable of $4.5 million, resulting from our revenue increase, decreases in accounts payable and accrued expenses of $3.7 million, net of legal charges, and increases in deferred revenue of $1.3 million from licensing fees that are recognized as revenue over the remaining contract terms, contributed to the cash flows for 2002.

Our investing activities utilized $28.3 million of net cash in 2002. We purchased capital equipment and software of $23.2 million in 2002 for telecommunications systems equipment and software to expand our voice resource network and transaction-processing platform. We also purchased $1.3 million in short-term investments, net of sales. We anticipate that over the next 12 months we will make capital investments of approximately $32 million to support the acquisition of our new building, purchased in February 2003 for approximately $9.1 million, as well as additional equipment and enhanced feature capabilities to continue to support our growth and strengthen our billing transaction and processing services. Also, we may pay additional contingent cash consideration of up to $3.5 million to Infotech Solutions Corporation beginning in 2004 through 2006, based on attaining certain defined annual revenue targets from 2003 through 2005. We intend to finance such investments or contingent consideration payments from cash flow generated from operations or short-term investments.

Our financing activities provided cash of $190,000 in 2002, including proceeds of $2.4 million from the exercise of options and issuance of our common stock, net of $740,000 in capital lease repayments. We also repurchased 172,000 treasury shares at a cost of $1.5 million.

We believe that our short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months.

We have purchase obligations and non-cancelable operating lease commitments for office space and equipment, many of which are renewable at our option. Future payments due under purchase obligations and non-cancelable operating leases are as follows for the years ending December 31, (in thousands):

	Operating Leases	Unconditional Purchase Obligations	Total Contractual Obligations
2003	$1,755	$1,189	$2,944
2004	1,301	—	1,301
2005	1,173	—	1,173
2006	241	—	241
2007 and beyond	56	—	56

Total payments due	$4,526	$1,189	$5,715

Off Balance Sheet Arrangements

During 2002, we did not engage in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	material trading activities in non-exchange traded commodity contracts, or

•	material transactions with persons or entities that benefit from their non-independent relationship with us.

Certain Factors That May Affect Future Results

The loss or significant reduction of business from one of our major customers, including Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers intensified in 2002 compared to the prior year due to the increased minutes of use of some of our largest customers and carrier consolidation. Specifically, Verizon Wireless represented 49% and Cingular Wireless represented 25% of our consolidated revenues in the twelve months ended December 31, 2002. Our dependence on Verizon and Cingular is expected to continue at similar levels in 2003, until our new carrier customers and expanded programs generate more revenue.

Our Verizon Wireless prepaid wireless services contract and certain other contracts expire in 2003 and beyond. While we expect to renew these contracts, when and if each of the contracts is renewed, some contractual rates per minute may be lower than in previous years. A decline in subscriber levels and minutes of use could adversely affect revenue and gross margins. These contracts are not exclusive and therefore do not prevent our customers from using competitors’ billing and transaction processing platforms. A loss of business from any of our major customers, including non-renewal of contracts or a decrease in business due to factors outside our control, would have a material adverse effect on our business, financial condition and results of operations.

An unfavorable judgment in the Freedom Wireless lawsuit or any other lawsuit would have a material impact on our business.

In March 2000, Freedom Wireless filed a suit against us and a number of wireless carriers claiming that we and the other defendants infringe a patent of Freedom Wireless. In March, 2001 Freedom Wireless amended the complaint to include a continuation patent. Freedom Wireless seeks injunctive relief and damages in an unspecified amount. In addition, we are contractually obligated to indemnify the other defendants for any damages that they incur as a result of this dispute.

The suit is currently in the discovery phase, and we cannot yet assess our potential liability. Our failure to prevail in this matter would have any or all of the following significant adverse effects on our business, financial condition and results of operations:

•	injunctive relief against us, which could significantly restrict our ability to conduct our business;

•	an adverse judgment against us for significant monetary damages;

•	a settlement on unfavorable terms;

•	obligations to the other defendants to indemnify them for damages;

•	obligations to customers for breach of a contractual warranty of noninfringement; or

•	a requirement to reengineer our prepaid processing methodology to avoid patent infringement, which would likely result in additional expense and delay.

In addition, regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have spent more than $10 million to date to defend this lawsuit, and we expect to incur up to an additional $1 million per quarter in legal fees until this matter is resolved. Moreover, this lawsuit may divert the efforts and attention of our management team from normal business operations. Finally, we may become subject to additional patent infringement lawsuits in the future.

Our business would be materially adversely impacted if we cannot protect our intellectual property.

Our success and ability to compete depends in part upon our proprietary technology and our ability to protect such technology. We have a number of patent applications pending to protect our proprietary technology in the United States and internationally. If these patent applications are not approved, we may not be able to prevent others from using similar technologies and we may be subject to additional patent infringement lawsuits or royalty payments to use the technology. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results.

If our wireless carrier customers do not successfully market and sell our services, our business, financial condition and results of operations will be materially adversely affected.

We depend on our wireless carrier customers to market and sell our services to their consumers and we can provide no assurance that they will do so successfully. Our contracts with our major customers are not exclusive. Therefore, these carriers can and have utilized their own prepaid services or prepaid services of our competitors in addition to ours. Therefore, we can give no assurance that there will be a significant market for prepaid programs, including our prepaid wireless services offerings.

If we experience outages in our network, we will be subject to financial penalties that could adversely affect our business and operating results.

Our operations depend on our ability to maintain our computer, switching and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although we have built redundancy into our network providing for backup systems, equipment and telecommunications connections in such events, there are still parts of the network that are not redundant at this time. The building at which our redundant site in Waltham, Massachusetts is hosted is being shut down in March 2003. Therefore, we have moved all of our processing back to our Woburn, Massachusetts facility. Although the Woburn facility is designed for redundancy, until our new building in Bedford, Massachusetts becomes operational (expected to be around June 2003), we will not have geographical redundancy. When the Bedford site is operating, we still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

Each quarter, we have experienced network outages, some of which have resulted in significant reductions in revenue due to penalty clauses contained in certain of our carrier customer contracts. There can be no assurance that we will successfully support and enhance our voice resource network and transaction processing platform effectively or that our voice resource network and transaction processing platform will successfully support current and future growth. Any failure to successfully support current and future growth, or an increase in the frequency or duration of outages would reduce our revenue and damage our reputation.

We may not be able to effectively manage the expansion of our business, which would adversely impact our ability to offer competitive services and grow.

We have expanded our operations rapidly, creating significant demands on our management, administrative, operational, development and financial personnel and other resources. Any additional expansion by us may further strain our management, financial and other resources. There can be no assurance that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Inability of our management to manage operational changes effectively, would materially and adversely affect the quality of our services, our ability to retain key personnel and our business, financial condition and results of operations.

If we do not continue to develop and offer more functionality and features in our services at competitive prices, we will not be able to compete effectively and our business will be materially and adversely affected.

Our business will not be successful if we do not develop and offer more functionality and features in our services than those available in competitive offerings. In addition, we may be unable to leverage our existing infrastructure to provide these services cost-effectively. If we cannot develop and provide more functionality and features than our competitors, or if we are unable to keep our costs down to do so, we would likely lose market share or be required to reduce our margins, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not continue to upgrade our software and hosting environment as new wireless technologies evolve, including but not limited to 2.5G and 3G technologies, we may lose existing and prospective customers.

The market for our services is very competitive and is dependent on the growth and health of the wireless industry and wireless carriers.

We have historically provided our services almost exclusively to wireless carriers. The market for services to wireless carriers is highly competitive and subject to rapid change as new technologies are continually introduced in the wireless marketplace. We anticipate continued growth and competition in the wireless services industry and, consequently, the entrance of new competitors in the future. Our competitors include independent providers of prepaid and other services to wireless carriers and the wireless carriers themselves who provide, or can provide, in-house similar services to ours. These wireless carriers, and many of the independent service providers, have significantly greater financial and other resources than we do. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our service offerings. We cannot be certain that we will be able to compete successfully with existing or new competitors. Our failure to maintain and enhance our competitive position would limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	variations in volumes of minutes of use generated by our carrier customers’ subscribers;

•	the rates per minute paid by our customers;

•	our carrier’s ability to acquire additional prepaid subscribers;

•	our ability to minimize the percentage of total prepaid subscribers that terminate service on our network;

•	decreased demand for our prepaid systems, caused by reductions in capital budgets of our customers and other reasons beyond our control;

•	the timing of the introduction or acceptance of new services offered by us or our competitors;

•	changes in the mix of services we provide;

•	seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	the number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages.

Due to all of the foregoing factors, it is possible that in some future quarter our results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

If we cannot successfully integrate Infotech into our business, the acquisition may be dilutive to our earnings and may impede our ability to compete effectively.

Our future success depends in part on our ability to offer a compelling suite of products/services for wireless carriers, including our voyager billing and customer care solution that we purchased from Infotech. We must therefore successfully integrate Infotech into our business. The success of the Infotech acquisition depends on our ability to:

•	successfully integrate and manage the acquired technology;

•	retain the necessary key employees of Infotech;

•	develop, integrate and market services and service enhancements based on the technology we acquired; and

•	control costs and expenses as well as demands on our management associated with the acquistion.

There can be no assurances that we will integrate Infotech in a cost-effective manner or at all, or that we can effectively integrate, market and sell Infotech’s suite of solutions with our technology. As a result, we may not achieve anticipated revenues, profits or other benefits from this acquisition. In addition, any problems or delays we experience in integrating Infotech may divert resources and management’s attention from other parts of our business. Finally, there can be no assurances that the Infotech acquisition will not be dilutive to our earnings.

The decline in our roaming services business continues and we must continue to reduce costs to keep this business profitable.

We expect that demand for roaming services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and as handset technology continues to improve registered roaming capabilities. Although we have successfully reduced costs to support roaming services and maintained gross profits, there can be no assurance that we will be successful in continuing to do so. If we fail to reduce costs at a greater rate than the decline in roaming services revenue going forward or if our roaming services business fails to generate profits for us, our overall margins and results of operations will be adversely affected.

We depend on a number of third-party software, hardware and service vendors to provide our services and our business, financial condition and results of operations would be materially adversely affected if we are unable or delayed in our ability to obtain these components and applications.

Our operations are supported by many hardware components and software applications from third-party vendors, sometimes licensed from single vendors. There can be no assurance that these vendors will continue to license these components and applications to us or that they will do so at reasonable prices. In addition, there can be no assurance that these hardware components and software applications will function in accordance with specifications agreed upon by us and our vendors. If we cannot obtain these components and applications from our existing vendors, we may not be able to timely procure or develop replacement software and hardware at commercially reasonable costs, or at all. If we are unable to do so, we may be required to delay the development or sale of our current or future services, which would materially and adversely affect our business, financial condition and results of operations. In addition, Worldcom, Inc., who currently provides certain telecommunications services to us, has filed for Chapter 11 bankruptcy. Although we have backup and redundancy plans in place, if there are any significant decreases in service levels, or if Worldcom is no longer able to provide certain services to us, our business would suffer during the transition period to a replacement carrier.

Changes in international economic conditions could harm our prepaid systems business.

We currently price and sell all of our systems to international customers in U.S. dollars. In addition, many prepaid systems customers are multinational corporations. We currently receive payments in U.S. dollars in order to protect us from foreign currency fluctuations. However, in the future, prepaid systems sales to foreign countries may result in losses due to devaluation of foreign currencies or other international business conditions beyond our control.

The loss of any key personnel could harm our prepaid systems business.

We depend on a limited number of personnel to sell prepaid systems. Failure to retain such personnel would impair our ability to effectively market and sell prepaid systems for at least several months while we properly train new personnel. Any delay in sales and marketing efforts due to such turnover, or failure of existing personnel to perform at an adequate level would materially and adversely affect the prepaid systems business.

Changes in government regulations can adversely impact our business.

Proposals to intensify or reduce government regulations of the wireless telephone industry continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for our services or impede our ability to offer competitive services to the wireless market or otherwise have a material adverse effect on our business, financial condition and results of operations.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. While our investments are also subject to interest rate risk and will decrease in value if market interest rates increase, however, a 10% change in interest rates would not have a material impact to the fair values of our investments because our investments are typically held to maturity, are generally conservative in nature and are of relatively short duration. We do not use derivative financial instruments for either hedging foreign currency exposure risk or speculative trading purposes.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K:

Boston Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$31,146	$37,646
Short-term investments	23,929	22,607
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $966 in 2002 and $1,169 in 2001	15,739	10,782
Inventory	583	1,036
Deferred income taxes	1,603	2,352
Prepaid expenses and other assets	1,745	1,490

Total current assets	74,745	75,913
Property and equipment:
Telecommunications systems & software	70,986	70,566
Furniture and fixtures	466	612
Leasehold improvements	967	1,895
Systems in development	5,834	3,027

	78,253	76,100
Less allowance for depreciation and amortization	33,357	37,305

	44,896	38,795
Intangible assets, net	1,160	—
Goodwill	3,753	1,641
Other assets	201	204

Total assets	$124,755	$116,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$863	$1,428
Accrued expenses	12,678	11,353
Deferred revenue	4,111	2,489
Income taxes payable	1,912	673
Current maturities of capital lease obligations	—	740

Total current liabilities	19,564	16,683
Commitments and contingencies
Deferred income taxes	3,452	3,040
Shareholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,640,737 and 17,293,281 shares issued and outstanding in 2002 and 2001, respectively	177	173
Additional paid-in capital	102,607	99,600
Treasury Stock (273,420 and 101,420 shares in 2002 and 2001, respectively), at cost	(2,131)	(673)
Retained earnings (deficit)	1,086	(2,270)

Total shareholders’ equity	101,739	96,830

Total liabilities and shareholders’ equity	$124,755	$116,553

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2001	2000
REVENUES:
Billing & Transaction Processing Services	$58,864	$48,746	$53,221
Roaming Services	6,224	11,670	17,650
Prepaid Systems	5,772	5,867	4,699

	70,860	66,283	75,570
EXPENSES:
Cost of Billing & Transaction Processing Services revenues*	16,994	15,065	14,060
Cost of Roaming Services revenues*	5,890	10,026	14,393
Cost of Systems revenues*	2,535	2,846	2,190
Cost of Prepaid Systems revenues—special charge	—	147	—
Engineering, research and development	9,014	7,974	8,018
Sales and marketing	4,447	4,383	5,162
General and administrative	6,078	6,083	6,752
General and administrative—legal charges	4,295	3,629	2,600
General and administrative—special charge	—	111	—
Depreciation and amortization	17,558	15,882	17,795
Impairment of long-lived assets	—	280	1,094

	66,811	66,426	72,064

Operating income (loss)	4,049	(143)	3,506
Interest income, net	1,552	2,393	2,049
Other expense—special charge	—	(894)	—

Income before income taxes	5,601	1,356	5,555
Provision for income taxes	2,245	540	1,845

Income from continuing operations	3,356	816	3,710
Discontinued operations:
Income from operations (net of income taxes of $735)	—	—	1,491
Gain on disposal (net of income taxes of $2,452)	—	—	5,015

Income from discontinued operations	—	—	6,506

Net income	$3,356	$816	$10,216

Basic net income per common share:
Continuing operations	$0.20	$0.05	$0.22
Net income	$0.20	$0.05	$0.61
Weighted average common shares outstanding	17,134	17,092	16,769
Diluted net income per share:
Continuing operations	$0.19	$0.05	$0.21
Net income	$0.19	$0.05	$0.58
Weighted average common shares outstanding	17,637	17,737	17,575

*	exclusive of depreciation, which is shown separately below

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Treasury Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars
Balance at December 31, 1999	101,420	$(673)	16,699,874	$167	$93,177	$(13,302)	$79,369
Compensation expense related to acceleration of vesting of stock options in connection with sale of Teleservices business	—	—	—	—	800	—	800
Exercise of stock options	—	—	336,983	3	2,233	—	2,236
Tax benefit from stock option exercises	—	—	—	—	1,745	—	1,745
Issuance of common stock under employee stock purchase plan	—	—	42,131	1	330	—	331
Net income	—	—	—	—	—	10,216	10,216

Balance at December 31, 2000	101,420	(673)	17,078,988	171	98,285	(3,086)	94,697
Exercise of stock options	—	—	127,756	1	823	—	824
Issuance of common stock under employee stock purchase plan	—	—	86,537	1	492	—	493
Net income	—	—	—	—	—	816	816

Balance at December 31, 2001	101,420	(673)	17,293,281	173	99,600	(2,270)	96,830
Exercise of stock options	—	—	274,118	3	1,848	—	1,851
Tax benefit from stock option exercises	—	—	—	—	623	—	623
Issuance of common stock under employee stock purchase plan	—	—	73,338	1	536	—	537
Repurchase of common stock	172,000	(1,458)	—	—	—	—	(1,458)
Net income	—	—	—	—	—	3,356	3,356

Balance at December 31, 2002	273,420	$(2,131)	17,640,737	$177	$102,607	$1,086	$101,739

See accompanying notes

Boston Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income from continuing operations	$3,356	$816	$3,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,558	15,882	17,795
Deferred income taxes	1,161	649	1,208
Income tax benefit from exercise of stock options	623	—	1,745
Impairment of long-lived assets	—	280	1,094
Impairment of cost-based investment	—	600	—
General and administrative expense—legal charges	4,295	3,629	2,600
Special charges	—	258	—
Changes in operating assets and liabilities, excluding effects of business dispositions:
Accounts receivable	(4,532)	2,979	4,785
Inventory	453	(141)	1,112
Prepaid expenses and other assets	(237)	(200)	(928)
Accounts payable and accrued expenses	(3,655)	(8,753)	728
Deferred revenue	1,300	(362)	1,217
Income taxes payable	1,239	(811)	979

Net cash provided by operating activities of continuing operations	21,561	14,826	36,045

Income from discontinued operations	—	—	6,506
Net change in operating assets and liabilities of discontinued operations	—	—	(6,998)

Net cash used in operating activities from discontinued operations	—	—	(492)

Net cash provided by operations	21,561	14,826	35,553

INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(3,734)	—	—
Purchase of short-term investments	(7,681)	(24,621)	(8,859)
Sale of short-term investments	6,359	6,125	13,839
Purchase of property and equipment	(23,195)	(9,314)	(23,954)
Net proceeds from sale of line of business	—	—	11,786

Net cash used in investing activities	(28,251)	(27,810)	(7,188)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,851	824	2,236
Proceeds from issuance of common stock	537	493	331
Repurchase of common stock	(1,458)	—	—
Repayment of capital lease obligations	(740)	(1,186)	(1,578)

Net cash provided by financing activities	190	131	989

Increase (decrease) in cash and cash equivalents	(6,500)	(12,853)	29,354
Cash and cash equivalents at beginning of year	37,646	50,499	21,145

Cash and cash equivalents at end of year	$31,146	$37,646	$50,499

See accompanying notes.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

1.    BASIS OF PRESENTATION

The Company

Boston Communications Group, Inc. (the “Company”) provides real-time subscriber management services to the wireless industry through a combination of proprietary software applications, a carrier-class hosted environment, a voice resource network and a service and support organization. The Company also provides roaming services to the customers of wireless carriers and assembles and sells prepaid systems equipment.

2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include 100% of the Company’s accounts and operations and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the accompanying 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

Revenues are recognized in conformity with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company earns Billing and Transaction Processing Services revenues in various ways, depending on the type of transaction:

1)	For bcgi Prepaid Wireless Services—the Company principally earns revenues by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform;

2)	For bcgi Payment Services—the Company earns revenues by processing transactions on behalf of carrier’s subscribers; and

3)	For bcgi Voyager Billing and Customer Care—the Company earns revenues by generating a subscriber’s monthly bill.

The Company earns Roaming Services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming Services revenues are recorded net of amounts that are estimated to be disputed by unregistered wireless subscribers based on historical experience. Each of these revenues is recognized when the service is provided. Billing and Transaction Processing Services revenues for licensing fees, special projects and implementations are recorded over the remaining life of the contract with the carrier. For multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value.

For its Prepaid Systems business, the Company recognizes revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are recognized ratably over the term of the maintenance and support contract period based on vendor specific objective evidence of fair value. Vendor

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract’s renewal rate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of municipal auction rate securities and institutional money market funds.

Short-Term Investments

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The Company has classified all of its securities as available-for-sale, and are thus reported at fair market value, which approximates cost.

Investments that mature in more than three months but less than 36 months are considered short-term investments because the Company views its available-for-sale portfolio as available for use in its current operations. The Company’s short-term investments are invested in corporate notes, municipal auction rate securities and annuities maturing in less than thirty-six months. Realized and unrealized gains and losses for 2002, 2001 and 2000 were not material as investments are typically held to maturity.

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

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Consolidated Financial Statements, the Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which has made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy and the related estimate has been developed in consultation with the Company’s outside counsel who is handling the case. There can be no assurances that the Company’s expenses will not exceed its estimate.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of stockholders’ equity. Other comprehensive income is comprised only of net income.

Concentrations of Credit Risk

The Company’s Billing and Transaction Processing Services allow wireless carriers throughout the United States to utilize its network and real-time billing and transaction processing capabilities, enabling such carriers to offer prepaid wireless calling to their subscribers, offer various ways to replenish their accounts, offer ways to purchase digital content and to provide their subscriber’s with a monthly postpaid wireless bill. The Company’s Roaming Services enable individuals to place wireless calls from service areas that are not covered by traditional roaming agreements. These calls are forwarded by wireless carriers to us for processing and the Company is responsible for billing, collecting and any associated bad debt risk. Each transaction is small in size and the Company minimizes credit risk by validating appropriate billing information. In addition, the Company sells prepaid systems in North and South America and Africa. The Company generally does not require collateral from its customers.

The Company has roaming and billing and transaction processing services agreements with, and sells its systems to numerous carriers. The Company’s accounts receivable as of December 31, 2002 includes two customers whose balances represent 48% and 32% of net accounts receivable, respectively. During the years ended December 31, 2002, 2001, and 2000, the Company’s top 10 customers accounted for 92%, 90% and 93% of its total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues only, as a percentage of total revenues, to major customers for the years ended December 31, :

	2002	2001	2000
Verizon Wireless (B,R)	49%	33%	28%
Cingular Wireless (B,R)	25%	28%	30%
AT&T (B,R)	—	—	13%

Revenue from these customers was generated from the following businesses:

B—Billing and Transaction Processing Services

R—Roaming Services

Inventory

Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows as of December 31, (in thousands):

	2002	2001
Raw materials	$321	$130
Work in process	262	906

	$583	$1,036

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

Research and Development, Software Development Costs and Costs Obtained for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll related costs of development of computer software are capitalized, primarily for the coding and testing of the software in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Amortization of capitalized software development costs begins when the product is made available for general release and internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets might be impaired because of a change in anticipated use or technology, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or the discounted cash flow method, whichever is more appropriate under the circumstances involved.

Goodwill and Other Intangibles

Goodwill represents the excess of cost of acquired businesses over the fair market value of all net assets acquired. In accordance with FAS 142 “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 142. Other intangibles include items such as acquired technology and customer base. Goodwill and intangibles are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When impairment indicators arise, goodwill is reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors.

The Company adopted the new rules on accounting for goodwill in the first quarter of 2002. The Company performed the first of the required impairment tests of goodwill and determined that its goodwill was not impaired upon the adoption of FAS 142. In addition, the annual impairment test was performed in the fourth

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

quarter of 2002 on an enterprise-wide approach and the Company determined that goodwill was not impaired. The goodwill is attributable to the Billing and Transaction Processing Services segment. The effect of no longer amortizing goodwill under FAS 142 is as follows for the years ended December 31, (in thousands, except per share amounts):

	2002	2001	2000
Reported net income	$3,356	$816	$10,216
Goodwill amortization (net of taxes)	—	364	364

Adjusted net income	3,356	1,180	10,580

Basic earnings per share:
Reported net income	0.20	0.05	0.61
Goodwill amortization (net of taxes)	—	0.02	0.02

Adjusted net income	0.20	0.07	0.63

Diluted earnings per share:
Reported net income	0.19	0.05	0.58
Goodwill amortization (net of taxes)	—	0.02	0.02

Adjusted net income	$0.19	$0.07	$0.60

As of December 31, 2002, the Company’s other intangible assets acquired through business combinations consisted of (in thousands):

	Gross carrying amount	Accumulated amortization	Net
Customer contracts	$200	$7	$193
Acquired technology	1,000	33	967

	$1,200	40	$1,160

The intangible assets are being amortized over a five year life and the intangible amortization expense was $40,000 for the year ended December 31, 2002. Estimated annual amortization expense for the five subsequent years ended December 31, is as follows (in thousands):

2003	$240
2004	240
2005	240
2006	240
2007	200

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, since the exercise price of options granted under these plans equals the fair market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Had compensation expense for the Company’s Stock Plans been determined consistent with SFAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows for the years ended December 31, :

	2002	2001	2000
	(in thousands, except per-share information)
Net income as reported	$3,356	$816	$10,216
Add: Stock-based employee compensation expense included in reported net loss	—	—	800
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	2,427	2,314	4,276

Pro forma net income (loss)	$929	$(1,498)	$6,740

Basic net income (loss) per share:
As reported	$0.20	$0.05	$0.61

Pro forma	$0.05	$(0.09)	$0.40

Diluted net income (loss) per share:
As reported	$0.19	$0.05	$0.58

Pro forma	$0.05	$(0.09)	$0.38

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by FAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of the Company’s recognition of future exit or disposal costs, if any.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148). Statement 148 amends FAS 123 to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation in the event companies adopt FAS 123 and account for stock options under the fair value method. FAS 148 also amends the disclosure provisions of FAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB 25. As of December 31, 2002, the Company has adopted the disclosure requirements of FAS 148 and has shown the pro-forma disclosures in the summary of significant accounting policies.

In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company is not aware of any guarantees that require disclosure as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

Basic and Diluted Net Income Per Share

Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which comprise stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average market price of the Company’s Common Stock for the respective period. Accordingly, for the year ended December 31, 2002, 2001 and 2000 options to purchase 637,630, 587,791 and 8,000 shares, respectively of Common Stock have been excluded from the computation.

3.    ACQUISITIONS

In October 2002, the Company completed the acquisition of Infotech Solutions Corporation (ISC), a privately held provider of billing software solutions for the wireless marketplace, providing the Company with an outsourced billing product to provide postpaid and prepaid billing services for wireless carriers. The Company paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of ISC. Additional contingent cash consideration of up to $3.5 million may be paid to ISC, based on attaining certain defined annual revenue targets from 2003 through 2005. Any contingent consideration payments will be accounted for as additional goodwill. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed on the date of acquisition. Identifiable intangible assets are comprised of acquired technology and customer contracts and are being amortized on a straight line basis over five years. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The results of operations of ISC are included in the Company’s consolidated statement of income from the date of acquisition.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The allocation of the purchase price to the fair value of the identifiable net assets acquired and the excess purchase price to goodwill is as follows (in thousands):

Purchase price	$3,562
Acquisition costs	369
Lease payoff	125

Total price paid	4,056

Less:
Cash	(322)
Accounts receivable, net	(425)
Property and equipment	(398)
Prepaid expenses	(41)
Accrued expenses and deferred revenue	442

Identifiable Intangible Assets:
Technology	(1,000)
Customer contracts	(200)

Goodwill	$2,112

The following unaudited pro forma information has been prepared assuming that the acquisition occurred on January 1, 2001. The pro forma financial information includes adjustments for amortization of intangibles that resulted from the purchase and income taxes.

	December 31,
	2002	2001
	(unaudited and in thousands, except per share amounts)
Net revenues	$73,986	$70,324
Net income	3,124	910

Net income per common share	$0.18	$0.05

4.    SPECIAL CHARGES

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, the Company recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by its outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable discovery process, which has made it difficult to reasonably estimate legal costs in the suit, the Company began accounting for costs related to this case as incurred. As a result, in the fourth quarter of 2002, the Company recorded a charge of $998,000 for legal expenses incurred for the suit brought by Freedom Wireless. The Company believes that the claims made by Freedom Wireless are without merit and is vigorously defending the action. The following chart describes the charges and related payments:

	Initial charges	Payments	12/31/00 Balance	Additional charges	Payments	12/31/01 Balance	Additional charges	Payments	Unpaid expenses incurred at 12/31/02
Cash charges:
Legal fees primarily for Freedom Wireless suit	$2,600	$114	$2,486	$3,629	$3,427	$2,688	$4,295	$6,188	$795

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

In the fourth quarter of 2001, the Company discontinued its voice mail product. As a result, the Company recorded an impairment loss of $280,000 for the write-off of hardware and software no longer used in the Company’s business, a charge of $147,000 consisting of accruals and inventory write-offs and $111,000 for accounts receivable write-offs and severance costs. No amounts remain accrued for this charge. In the third quarter of 2001, the Company recorded a charge of $894,000 primarily for the permanent impairment of a cost-based investment. In the fourth quarter of 2000, the Company recorded an impairment loss of $1.1 million for the write-down of equipment that could no longer be used in its Prepaid Wireless Services business to its fair market value, as these assets were not expected to generate any additional cash flows.

5.    DISCONTINUED OPERATIONS

On November 7, 2000, the Company sold the net assets of its Teleservices business for approximately $15 million including the assumption of certain liabilities. Pursuant to APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business,” the Consolidated Financial Statements have been reclassified to reflect the sale of the Teleservices business. Accordingly, the operating results of the Teleservices business have been segregated as discontinued operations in the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Operating results from discontinued operations are as follows for the year ended December 31, 2000 (in thousands, except per share amounts):

Net revenues	$24,432

Operating income (net of income tax of $735)	$1,491
Gain on disposal (net of income tax of $2,452)	5,015

Income from discontinued operations	$6,506

Basic net income from discontinued operations per common share	$0.39

Diluted net income from discontinued operations per common share	$0.37

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

6.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts) for the years ended December 31:

	2002	2001	2000
Numerator for basic and diluted earnings per share:
Income from continuing operations	$3,356	$816	$3,710
Income from discontinued operations	—	—	6,506

Net income	$3,356	$816	$10,216

Denominator:
Denominator for basic net income per share	17,134	17,092	16,769
Effect of dilutive employee stock options	503	645	806

Denominator for diluted net income per share	17,637	17,737	17,575

Basic net income per common share:
Income from continuing operations	$0.20	$0.05	$0.22
Income from discontinued operations	—	—	$0.39

Net income per common share	$0.20	$0.05	$0.61

Diluted net income per common share:
Income from continuing operations	$0.19	$0.05	$0.21
Income from discontinued operations	—	—	$0.37

Net income per common share	$0.19	$0.05	$0.58

7.    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, (in thousands):

	2002	2001
Cellular airtime	$606	$1,166
Payroll	3,592	1,759
Telecommunication costs	1,306	951
Equipment costs	2,861	376
Legal fees	764	2,688
Other	3,549	4,413

	$12,678	$11,353

8.    SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the President and Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different niches in the wireless industry.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The Company’s reportable operating segments consist of Billing and Transaction Processing Services, Roaming Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services offerings allow wireless carriers to access the Company’s voice resource network and transaction processing platform, enabling such carriers to offer prepaid wireless calling to their subscribers. The Roaming Services segment provides wireless carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Prepaid Systems segment assembles and markets prepaid systems to international carriers and assembles the voice nodes used to support its voice resource network. The other segment assets include cash equivalents and short-term investments and other assets not allocated to the reportable operating segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that the financial results for its operating segments have been prepared using a management approach. This is consistent with the basis and manner in which the Company’s management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating segment gross margin. Revenues are generated from external customers. Revenues are attributed to geographic areas based on the location of the customers to whom the services were provided or the location where the systems were shipped. Capital expenditures include equipment purchased directly from vendors. The summary of operating segment information is as follows at December 31 (in thousands):

	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Other	Total
2002
Revenues	$58,864	$6,224	$5,772	$—	$70,860
Depreciation and amortization	17,169	118	271	—	17,558
Gross margin	41,870	334	3,237	—	45,441
Assets	61,497	815	3,219	59,224	124,755
Capital expenditures	23,007	—	159	26	23,192
2001
Revenues	48,746	11,670	5,867	—	66,283
Depreciation and amortization	14,452	220	1,210	—	15,882
Gross margin	33,681	1,644	2,874	—	38,199
Assets	45,136	1,549	4,326	65,542	116,553
Capital expenditures	9,031	—	231	52	9,314
2000
Revenues	53,221	17,650	4,699	—	75,570
Depreciation and amortization	14,934	597	2,264	—	17,795
Gross margin	39,161	3,257	2,509	—	44,297
Assets	42,259	2,858	5,980	70,351	121,448
Capital expenditures	$22,573	$51	$996	$334	$23,954

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Information concerning principal geographic areas is as follows for the years ended December 31, (in thousands):

	2002	2001	2000
Net revenues:
United States	$65,102	$62,083	$67,681
Other	5,758	4,200	7,889

Total	$70,860	$66,283	$75,570

9.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carry-forwards	$—	$959
Allowance for doubtful accounts and billing adjustments	365	320
Inventory valuation adjustments	124	231
Minimum tax credit carry-forwards	819	731
Research tax credits	590	461
Accrued expenses and other	1,114	1,490

Total deferred tax assets	3,012	4,192

Deferred tax liabilities:
Tax over book depreciation and amortization expense	(4,861)	(4,880)

Total deferred tax liabilities	(4,861)	(4,880)

Net deferred tax liabilities	$(1,849)	$(688)

The provision for income taxes from continuing operations consists of the following for the years ended December 31, (in thousands):

	2002	2001	2000
Current:
Federal	$859	$(139)	$541
State	225	30	96

	1,084	(109)	637
Deferred:
Federal	987	552	1,027
State	174	97	181

	1,161	649	1,208

Income tax provision	$2,245	$540	$1,845

At December 31, 2002, the Company had federal minimum tax credits of $819,000, which may be carried forward indefinitely and federal research tax credits, which expire through 2023. In 2000, the Company reversed

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

the $1.1 million valuation allowance ($547,000 in continuing operations and $516,000 in discontinued operations) due to utilization of the net operating losses in the current year.

A reconciliation of the income tax provision at the statutory rate to the income tax provision from continuing operations as reported is as follows for the years ended December 31, (in thousands):

	2002	2001	2000
Federal provision at statutory rate	$1,907	$461	$1,889
State income provision, net of federal taxes	352	9	233
Permanent differences	(14)	271	384
Recognition of NOL’s not previously benefited	—	(201)	—
Research tax credits	—	—	(114)
Change in valuation allowance	—	—	(547)

	$2,245	$540	$1,845

Income taxes paid were $26,000 in 2002, $1.6 million in 2001 and $384,000 in 2000.

10.    CAPITAL STOCK

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

Stock Option Plans

The Company’s 1996, 1998 and 2000 Stock Option Plans (the “Plans”) were adopted by the Board of Directors and approved by its stockholders in 1996, 1998 and 2000, respectively. The Plans provide for the grant of stock options to employees, officers, directors and consultants and advisors to the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) (“Incentive Stock Options”), or options not intended to qualify as incentive stock options (“Non-Statutory Options”). Incentive stock options may only be granted to the Company’s employees. In 2001, the Board of Directors and Stockholders of the Company approved an amendment to the 2000 Stock Option Plan allowing for an additional 750,000 shares to be granted. A total of 1,264,792, 600,000 and 1,250,000 shares of Common Stock may be issued upon the exercise of options granted under the 1996, 1998 and 2000 Stock Option Plans, respectively. The maximum number of shares with respect to which options may be granted to any employee under the 1996, 1998 and 2000 Stock Option Plans shall not exceed 200,000, 60,000 and 100,000 shares of Common Stock, respectively, during any calendar year. All options granted have 10-year terms and generally vest and become exercisable over one to five years.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The Company has authorized Non-Statutory Options outside of the Plans. The Board of Directors also authorized shares for grant outside of the Plans totaling 500,000 and 150,000 shares for the years 2001 and 2000, respectively.

Stock option activity information is as follows:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	2,650,108	$8.26	2,441,563	$8.31	2,104,546	$7.27
Granted	585,575	8.41	510,660	7.64	900,275	9.86
Exercised	(274,118)	6.76	(127,756)	6.32	(336,983)	6.69
Canceled	(108,804)	9.47	(174,359)	8.49	(226,275)	7.18

Outstanding—end of year	2,852,761	$8.38	2,650,108	$8.26	2,441,563	$8.31

The following table summarizes the options outstanding and exercisable as of December 31, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Price
$3.69- $ 6.44	673,484	$5.53	5.6	561,336	$5.39
6.66- 7.09	621,407	$7.05	6.6	416,621	$7.04
7.13- 8.16	573,775	$7.64	8.2	198,729	$7.57
8.25- 13.00	762,695	$10.75	7.8	309,886	$11.67
13.13- 27.13	221,400	$14.57	4.6	213,903	$14.53

	2,852,761	$8.38	6.9	1,700,475	$8.34

There were 585,427 options available for grant at December 31, 2002. There were 1,450,434 and 900,211 options exercisable at December 31, 2001 and 2000, respectively.

Stock Based Compensation

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000: risk-free interest rates of 3.0%, 3.8% and 6.3%, respectively, no dividend yield, the volatility factor of the expected market price of the Company’s common stock of 90%, 100% and 90%, respectively, and a weighted-average expected life of the option of 3 years. Using the above assumption, the weighted average fair value of options granted during 2002, 2001 and 2000 were $4.65, $4.55 and $6.55 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan and 2001 Employee Stock Purchase Plan (the “Purchase Plans”) were adopted by the Board of Directors and approved by the shareholders of the Company in April 1996 and May 2001, respectively. The Purchase Plans authorize the issuance of up to a total of 450,000 shares of Common Stock to participating employees. As of December 31, 2002, there were 161,567 shares available for grant under the Purchase Plans. In May 1999, the 1996 Employee Stock Purchase Plan was amended by the Board of Directors to shorten the initial eligibility period and increase the discount to the employees.

All of the Company’s full-time employees who have been employed for a minimum of three months, including directors of the Company who are employees, are eligible to participate in the Purchase Plan. On the first day of a designated payroll deduction period (the “Offering Period”), the Company will grant to each eligible employee who has elected to participate in the Purchase Plan an option to purchase shares of Common Stock as follows: the employee may authorize an amount (up to a maximum of 10% of such employee’s regular pay) to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares which has an aggregate market value (determined on the last day of the Offering Period) in excess of $25,000. The Compensation Committee may, in its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering.

11.    LEASE COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has purchase obligations and non-cancelable operating lease commitments for office space and equipment, many of which are renewable at its option. Rent expense approximated $2.1 in 2002, $2.6 million in 2001 and $1.6 million in 2000. Future payments due under purchase obligations and non-cancelable operating leases are as follows for the years ended December 31, (in thousands):

Operating Leases
2003	$1,755
2004	1,301
2005	1,173
2006	241
2007 and beyond	56

Total payments due	$4,526

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

In addition, at December 31, 2002 the Company had unconditional purchase obligations of $1.2 million for equipment.

12.    RETIREMENT PLANS

Defined Benefit Plan

In 2002, the Company implemented a defined benefit retirement plan (the Plan) for certain executives. The Plan was not funded as of December 31, 2002. Contributions are based on periodic actuarial valuations and are charged to the Consolidated Statement of Operations on a systematic basis over the expected average remaining service lives of the executives as prescribed by SFAS No. 87, Employers’ Accounting for Pensions. The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plan are based on years of service and compensation.

The net pension cost recognized at December 31, 2002 is as follows (in thousands except for percentages):

Benefit obligation at beginning of year	$—
Unrecognized Prior Service Cost	15
Service Cost	24
Interest Cost	16

Benefit obligation at end of year	$55

Funded Status	$(55)

Amount Recognized in Consolidated Balance Sheets:
Accrued Benefit Liability	$55

Weighted-Average Assumptions
Discount rate	8.00%
Expected return on plan assets	5.00%

The projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31, 2002 was $2.2 million. The Plan assets will not be qualified assets and therefore will be accounted for outside of the Plan and will be included in the Company’s balance sheet as long-term investments.

Defined Contribution Plan

The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. The Company contributes a percentage of each participating employee’s salary deferral contributions. The Company’s matching contributions are invested in various mutual funds and become 25 percent vested at the end of an employee’s second year of service, and vest 25 percent per year of service thereafter until becoming fully vested at the end of five years of service. For the years ended December 31, 2002, 2001 and 2000, the Company’s matching contributions under this plan were $228,000, $223,000 and $236,000, respectively.

13.    COMMITMENTS AND CONTINGENCIES

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2002, 2001 and 2000

infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. A ruling that we infringed the Freedom Wireless patents could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement. The suit is still in the discovery phase. The Company does not believe that it infringes these patents and believes that it has meritorious defenses to the action.

The Company expects to continue to spend up to $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. There can be no assurances that the Company’s expenses to defend the Freedom Wireless suit will not exceed its estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and the Company’s business, financial condition and results of operations would be materially adversely affected.

In December 1999, Crystal, Inc., a former supplier of one of the Company’s subsidiaries filed a suit against the Company in United States District Court for the Northern District of Iowa. The Company signed a purchase contract with Crystal for an unspecified number of components in 1997, pursuant to which Crystal became the Company’s sole supplier for a certain system component in 1997 and early 1998. The Company subsequently changed suppliers. Currently, the suit alleges that the Company breached the confidentiality clause of the contract and made fraudulent misrepresentation to Crystal. The court granted the Company’s motion for summary judgment dismissing the Crystal’s breach of contract claim, but did not dismiss the fraudulent misrepresentation claim. Crystal has alleged actual damages of approximately $12,000 and seeks punitive damages in an amount to be determined. The trial is scheduled for May of 2003.

On January 4, 2002, a carrier customer notified the Company that they believed the Company should indemnify them with respect to certain claims pending in a patent infringement case brought by Ronald A. Katz Technology Licensing, L.P. (“Katz”) against the carrier customer in the United States District Court for the Eastern District of Pennsylvania. In the suit, the plaintiff claimed infringement of fourteen patents by the defendants, and sought damages in an unspecified amount. Katz and the carrier customer settled the suit in February 2003. No demand has been made by the carrier customer. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

On July 26, 2002, a carrier customer sent a letter to the Company notifying it of a pending lawsuit brought by Philip S. Jackson against the carrier customer and seven other companies in the United States District Court for the Northern District of Illinois. In the suit, the plaintiff alleges patent infringement by the defendants in using, selling or offering to sell automated interactive telephone systems, voice messaging services or answering devices. The letter asserts that the Company must indemnify the carrier customer to the extent any of the claims in the complaint relate to the services provided by the Company to the carrier customer pursuant to the Prepaid Wireless Calling Service Agreement and any other agreements between the carrier customer and the Company. The suit seeks damages in an unspecified amount. The Company has retained outside counsel. At this stage it is not possible to determine whether there is a valid claim for indemnification, or the likely outcome of such claim.

From time to time, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that these matters (other than as disclosed) will have a material adverse effect on its consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on its consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Boston Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

February 3, 2003

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The sections entitled “Election of Directors” and “Reports Under Section 16(a) of the Exchange Act” appearing in our proxy statement for the annual meeting of stockholders to be held on June 3, 2003 set forth certain information with respect to our directors and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are, or may be deemed to be, executive officers of the Company is set forth under the caption “Executive Officers of the Company” in Part I of this report.

Item 11.    EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation”, “Employment Agreements with Named Executive Officers” and “Report of the Compensation Committee” appearing in our proxy statement for the 2003 annual meeting of stockholders set forth certain information with respect to the compensation of our management and are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our proxy statement for the 2003 annual meeting of stockholders sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference. The section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in our proxy statement for the 2003 annual meeting is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation,” “Employment Agreements with Named Executive Officers” and “Certain Transactions” appearing in our proxy statement for the 2003 annual meeting of stockholders set forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and are incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures. Within the 90 day period to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8:

(2) Financial	Statement Schedules

Index to Consolidated Financial Statement Schedules

For the years ended December 31, 2002, 2001 and 2000:

Schedule II—Valuation and Qualifying Accounts

All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

On November 14, 2002, we filed a current report on Form 8-K for the acquisition of Infotech Solutions Corporation which was effective on October 31, 2002.

On December 5, 2002, we filed a current report on Form 8-K to announce the signing of a Prepaid Wireless Services contract with Alltel Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2003.

BOSTON COMMUNICATIONS GROUP, INC.

By:	/s/ E. Y. SNOWDEN
E. Y. Snowden President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. Y. SNOWDEN E. Y. Snowden	President, Chief Executive Officer and Director	March 27, 2003

/s/ KAREN A. WALKER Karen A. Walker	Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 27, 2003

/s/ PAUL J. TOBIN Paul J. Tobin	Chairman of the Board of Directors	March 27, 2003

/s/ BRIAN E. BOYLE Brian E. Boyle	Vice Chairman of the Board of Directors	March 27, 2003

/s/ FREDERICK E. VON MERING Frederick E. von Mering	Director	March 27, 2003

/s/ JERROLD D. ADAMS Jerrold D. Adams	Director	March 27, 2003

/s/ PAUL R. GUDONIS Paul R. Gudonis	Director	March 27, 2003

/s/ GERALD SEGEL Gerald Segel	Director	March 27, 2003

/s/ GERALD MCGOWAN Gerald McGowan	Director	March 27, 2003

Daniel Somers	Director	March 27, 2003

CERTIFICATIONS

I, E. Y. Snowden, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Communications Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ E. Y. SNOWDEN
E. Y. Snowden President and Chief Executive Officer

I, Karen A. Walker, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Communications Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ KAREN A. WALKER
Karen A. Walker Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Organization of the Company, as amended.(1)

3.3	Amended and Restated By-Laws of the Company.(1)

10.1+	1996 Stock Option Plan.(1)

10.2+	1996 Employee Stock Purchase Plan.(1)

10.3+	Amendment Number 1, dated August 30, 1996, to 1996 Employee Stock Purchase Plan (2)

10.4	Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc.(1)

10.5	Commercial Lease dated February 26, 1996 between the Company and Cummings Property Management, Inc. (Amendment No. 1).(2)

10.6	Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden.(3)

10.7+	1998 Stock Incentive Plan.(4)

10.8	Amendment No. 3 to the Boston Communications Group, Inc. 1996 Employee Stock Purchase Plan dated August 12, 1999.(5)

10.9+	Boston Communications Group, Inc. 2000 Stock Option Plan.(6)

10.10+	Amendment No. 1 to Boston Communications Group, Inc. 2000 Stock Option Plan.(7)

10.11+	2001 Employee Stock Purchase Plan.(7)

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

99.1	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128)
(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996.
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999.
(6)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.
+	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of this Report.

SCHEDULE II

BOSTON COMMUNICATIONS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS DESCRIBE (1)	DESCRIBE (2)	BALANCE AT END OF PERIOD
Year ended December 31, 2002: Reserves and allowances deducted from asset accounts: Allowance for billing adjustments and uncollectible accounts	$1,169	$—	$1,564	$1,767	$966

Year ended December 31, 2001: Reserves and allowances deducted from asset accounts: Allowance for billing adjustments and uncollectible accounts	2,032	—	1,769	2,632	1,169

Year ended December 31, 2000: Reserves and allowances deducted from asset accounts: Allowance for billing adjustments and uncollectible accounts	$2,025	$—	$1,994	$1,987	$2,032

(1)	Billing adjustments recorded as a reduction of revenue.
(2)	Settlement of billing adjustments.