Form 10-Q
period 2003-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 2003-05-15
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Registrant’s telephone number, including area code: (781) 904-5000

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

As of May 7, 2003 the Company had outstanding 18,059,848 shares of common stock, $.01 par value per share.

INDEX

PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors That May Affect Future Results

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Item 4.    Controls and Procedures

PART II.    OTHER INFORMATION:

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding annual earnings per share, our continued investment in our payment services business, the expected increase in subscriber base, average billed minutes of use and billing and transaction processing services revenues, pricing discounts for carriers, billing and transaction processing services gross margins, decreases in roaming services revenues, increases in engineering, research and development expenditures, sales and marketing expenses, decreases in general and administrative expenses, legal expenses for the Freedom Wireless lawsuit, increases in depreciation and amortization expense, decreases in interest income and increases in capital investments. These statements are based on the current beliefs and assumptions of management.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

A number of important factors could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Certain Factors That May Affect Future Results” and “Quantitative and Qualitative Disclosures About Market Risk”. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. We do not assume any obligation to update any forward-looking statements made herein.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$10,705	$31,146
Short-term investments	37,888	23,929
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $1,065 in 2003 and $966 in 2002	18,132	15,739
Inventory	701	583
Deferred income taxes	1,603	1,603
Prepaid expenses and other assets	2,605	1,745

Total current assets	71,634	74,745

Property and equipment:
Telecommunications systems & software	75,085	70,986
Building and leasehold improvements	10,464	967
Furniture and fixtures	497	466
Systems in development	6,762	5,834

	92,808	78,253
Less allowance for depreciation and amortization	37,709	33,357

	55,099	44,896
Intangible assets, net	1,100	1,160
Goodwill	3,753	3,753
Other assets	232	201

Total assets	$131,818	$124,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,306	$863
Accrued expenses	12,272	12,678
Deferred revenue	4,152	4,111
Income taxes payable	3,089	1,912

Total current liabilities	20,819	19,564
Commitments and contingencies
Deferred income taxes	3,452	3,452
Shareholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized; 18,014,685 and 17,640,737 shares issued and outstanding in 2003 and 2002, respectively	180	177
Additional paid-in capital	105,124	102,607
Treasury Stock; 273,420, at cost	(2,131)	(2,131)
Retained Earnings	4,374	1,086

Total shareholders’ equity	107,547	101,739

Total liabilities and shareholders’ equity	$131,818	$124,755

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Billing and Transaction Processing Services	$21,074	$12,139
Roaming Services	937	1,583
Prepaid Systems	1,056	1,320

	23,067	15,042

EXPENSES:
Cost of Billing and Transaction Processing Services revenues*	4,990	3,869
Cost of Roaming Services revenues*	914	1,452
Cost of Prepaid Systems revenues*	567	703
Engineering, research and development	2,869	1,973
Sales and marketing	1,567	1,129
General and administrative	1,885	1,418
General and administrative – legal expenses	915	3,297
Depreciation and amortization	4,392	4,128

	18,099	17,969
Operating income (loss)	4,968	(2,927)
Interest income, net	336	411

Income (loss) before income taxes	5,304	(2,516)
Provision (benefit) for income taxes	2,016	(1,006)

Net income (loss)	$3,288	$(1,510)

Basic net income (loss) per common share:
Net income (loss)	$0.19	$(0.09)
Weighted average common shares outstanding	17,479	17,157

Diluted net income (loss) per share:
Net income (loss)	$0.18	$(0.09)
Weighted average common shares outstanding	18,340	17,157

* exclusive of depreciation, which is shown separately below

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$3,288	($1,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,392	4,128
Deferred income taxes	—	(1,006)
Changes in operating assets and liabilities:
Accounts receivable	(2,393)	(3,199)
Inventory	(118)	174
Prepaid expenses and other assets	(891)	(197)
Accounts payable, accrued expenses and deferred revenue	78	3,222
Income taxes payable	1,177	(11)

Net cash provided by operations	5,533	1,601

INVESTING ACTIVITIES
Purchases of short-term investments	(18,359)	(933)
Sales of short-term investments	4,400	2,962
Purchase of property and equipment	(14,535)	(5,210)

Net cash used in investing activities	(28,494)	(3,181)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,221	37
Proceeds from issuance of common stock	299	259
Purchase of treasury stock	—	(1,458)
Repayment of capital leases	—	(313)

Net cash provided by (used in) financing activities	2,520	(1,475)

Decrease in cash and cash equivalents	(20,441)	(3,055)
Cash and cash equivalents at beginning of period	31,146	37,646

Cash and cash equivalents at end of period	$10,705	$34,591

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2.    Summary of Significant Accounting Policies

Revenue Recognition

Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company earns Billing and Transaction Processing Services revenues in various ways, depending on the type of transaction:

1)	For Prepaid Wireless Services—the Company principally earns revenues by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform;

2)	For Payment Services—the Company earns revenues by processing transactions on behalf of carrier’s subscribers; and

3)	For Voyager Billing and Customer Care—the Company earns revenues by generating a subscriber’s monthly bill.

The Company earns Roaming Services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming Services revenues are recorded net of amounts that are estimated to be disputed by unregistered wireless subscribers based on historical experience. Each of these revenues is recognized when the service is provided. Billing and Transaction Processing Services revenues for licensing fees, special projects and implementations are recognized ratably over the remaining life of the contract with the carrier. For multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value.

For its Prepaid Systems business, the Company recognizes revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are recognized ratably over the term of the maintenance term and support contract period which is generally one year based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract’s renewal rate.

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

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets, including definite-life intangible assets, to assess the recoverability of these assets in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets might be impaired because of a change in anticipated use or technology, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or the discounted cash flow method, whichever is more appropriate under the circumstances involved.

In accordance with FAS 142 “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 142. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When impairment indicators arise, goodwill is reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors.

The Company assesses goodwill for impairment utilizing an enterprise-wide approach because the goodwill is attributable to the Billing and Transaction Processing Services segment.

Stock Based Compensation

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

Had compensation expense for the Company’s stock plans been recorded consistent with SFAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows for the three months ended March 31:

	2003	2002
	(in thousands, except per-share information)
Net income (loss) as reported	$3,288	$(1,510)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	644	628

Pro forma net income (loss)	$2,644	($2,138)

Basic net income (loss) per share:
As reported	$0.19	$(0.09)

Pro forma	$0.15	$(0.12)

Diluted net income (loss) per share:
As reported	$0.18	$(0.09)

Pro forma	$0.14	$(0.12)

3.    Contingencies

Legal

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. A ruling that the Company infringed the Freedom Wireless patents could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. The suit is still in the discovery phase. The Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art in addition to other meritorious defenses to the action.

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, the Company recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by its outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable discovery process, which has made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, the Company began accounting for costs related to this case as incurred. As a result, in the fourth quarter of 2002 and the first quarter of 2003, the Company recorded a charge of $998,000 and $915,000, respectively, primarily for legal expenses incurred for the suit brought by Freedom Wireless.

Since the timing of ongoing court proceedings is not firmly fixed, the Company expects to continue to spend up to approximately $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. There can be no assurances that the Company’s expenses to defend the Freedom Wireless suit will not exceed its estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and the Company’s business, financial condition and results of operations would be materially adversely affected.

In December 1999, Crystal, Inc., a former supplier of one of the Company’s subsidiaries filed a suit against the Company in United States District Court for the Northern District of Iowa. The suit alleged breach of contract, misappropriation of trade secrets, tortious interference with contracts, and fraudulent misrepresentation and sought an injunction and damages in excess of $1 million. The claims for misappropriation of trade secrets and tortious interference with contracts and the claim for injunction were voluntarily dismissed. The court granted summary judgment in favor of the Company on the breach of contract claim. Trial on the remaining claim of fraudulent misrepresentation was scheduled for late May of 2003. On May 1, 2003, the Company entered into a settlement agreement in which the Company agreed to pay $162,500 to Crystal in exchange for dismissal of the lawsuit. The Company’s accrued expenses at March 31, 2003 include amounts to pay this settlement.

From time to time, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that any of these current matters (other than as disclosed) will have a material adverse effect on its consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on its consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

Indemnifications

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

The Company has agreed to indemnification provisions in certain of its agreements with customers and its leases of real estate in the ordinary course of its business.

With respect to customer agreements, these provisions generally obligate the Company to indemnify the customer against losses, expenses, liabilities and damages that may be awarded against the customer in the event the Company’s systems or services infringe upon a patent or other intellectual property right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in certain respects, including but not limited to geographical limitations, the right to replace or modify an infringing product or service, and the right to terminate the agreement and refund a portion of the original purchase price if a remedy is not commercially practical. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of these agreements. In addition, the Company requires its employees to sign confidentiality and rights in work product agreements, which assign the rights to its employees’ development work to the Company.

With respect to real estate leases, these indemnification provisions typically apply to claims asserted against the landlord by a third party relating to personal injury and property damage occurring at the leased premises or to certain breaches of the Company’s contractual obligations. The term of these indemnification provisions generally survive the termination of the lease, although the exposure is greatest during the lease term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces the amount of such exposure for landlord indemnifications. The Company has never paid any amounts to defend lawsuits or settle claims related to these landlord indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

4.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended (in thousands, except per share amounts):

	March 31,
	2003	2002
Numerator for basic and diluted earnings per share:
Net income (loss)	$3,288	($1,510)

Denominator:
Denominator for basic net income (loss) per share	17,479	17,157
Effect of dilutive employee stock options	861	—

Denominator for diluted net income (loss) per share	18,340	17,157

Basic net income (loss) per common share	$0.19	$(0.09)
Diluted net income (loss) per common share	$0.18	$(0.09)

5.	Building Purchase

During the first quarter of 2003, the Company purchased a building for $9.1 million in cash to principally serve as the Company’s redundant data center site. The building is being depreciated over 20 years.

6.    Segment Reporting

(in thousands, except percentages)

Three months ended March 31,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$21,074	$937	$1,056	$23,067

Gross margin	$16,084	$23	$489	$16,596

Gross margin percentage	76%	2%	46%	72%

2002

Revenues	$12,139	$1,583	$1,320	$15,042

Gross margin	$8,270	$131	$617	$9,018

Gross margin percentage	68%	8%	47%	60%

7.    Recent Accounting Pronouncements

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of real-time subscriber management services to the wireless industry through a combination of proprietary software applications, a carrier-class hosted environment, a voice resource network and a service and support organization. With our solutions, wireless carriers can bring new services to market to meet the ever-changing demands of the wireless consumer. Our transaction processing solutions for real-time wireless subscriber management, payment services, billing and customer care can be deployed separately or in combination, giving operators maximum flexibility in how our solutions are integrated to legacy environments. Our solutions provide carriers with a distinct competitive advantage by empowering them to attract, retain and maximize the value of subscribers, while lowering the cost of customer care, payment processing and churn.

Our billing and transaction processing services and roaming services businesses are operated on a service bureau basis, primarily in the United States. Our prepaid systems business sells turnkey systems primarily to international wireless carriers. We sell our products and services to our wireless carrier customers through our direct sales force.

In the first quarter of 2003, we generated the highest quarterly revenues, $23.1 million, from our current businesses and diluted earnings per share from continuing operations, $0.18, in our history. These results were driven by the growth in our billing and transaction processing services revenues, which represented 91% of our total revenues for the quarter. Specifically, we added 455,000 net prepaid wireless subscribers during the quarter, resulting from organic growth from our carrier customers that helped to increase our billing and transaction processing services revenues by 18% over the fourth quarter of 2002. Since our business model leverages a predominantly fixed cost infrastructure, these improved revenues were the primary reason for the increase of $0.07 per share compared to the fourth quarter of 2002. As a result of this growth, we increased our 2003 annual earnings guidance to $0.78 to $0.80 per share, including $0.12 per share in estimated legal costs.

We are currently a defendant in a federal lawsuit commenced by Freedom Wireless alleging we and several wireless carriers infringe two Freedom Wireless patents. A ruling that we infringe these patents could significantly restrict our ability to conduct business and would obligate us to indemnify other defendants in this lawsuit. During the quarter ended March 31, 2003, we incurred $915,000 in legal costs, or approximately $0.03 per share after taxes, primarily for the continued defense of the Freedom Wireless patent infringement suit. These costs are in line with previous guidance and are expected to continue at this level until the matter is resolved. The timing of ongoing court proceedings is not firmly fixed. While we cannot predict the outcome of this case or estimate when the matter might be resolved, we remain confident that we do not infringe the Freedom Wireless patents and that the patents are invalid in light of prior art.

The specifics of each segment’s revenues and gross margins are discussed in greater detail below.

Segment Data

(in thousands, except percentages)

Three months ended March 31,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$21,074	$937	$1,056	$23,067

Gross margin	$16,084	$23	$489	$16,596

Gross margin percentage	76%	2%	46%	72%

2002
Revenues	$12,139	$1,583	$1,320	$15,042

Gross margin	$8,270	$131	$617	$9,018

Gross margin percentage	68%	8%	47%	60%

Billing and Transaction Processing Services

Billing and transaction processing services revenues increased 74% to $21.1 million in the first quarter of 2003 from $12.1 million in the first quarter of 2002. Billing and transaction processing services revenues consist primarily of revenues from our prepaid wireless services, but also include revenues from our voyager billing and customer care and payment services. Billing and transaction processing services revenues increased in 2003 primarily due to an increase in the number of subscribers to 3.3 million at March 31, 2003, from 1.9 million at March 31, 2002. The increase in the subscriber base resulted from additional subscriber growth from our existing carrier customers who marketed their offerings more competitively. In addition, the increase in average billed minutes of use (MOU’s) per subscriber per month to 106 for the three months ended March 31, 2003 from 87 for the three months ended March 31, 2002, contributed to the revenue increase. The higher billed minutes of use resulted primarily from an increase in the number of digital subscribers on our network and increased average usage as our carrier customers promoted and marketed their full-featured prepaid offerings. In addition, the increase resulted from additional revenues generated from our Infotech acquisition. These increases were offset by a 21% decrease in our average billed rate per minute compared to the same quarter in the prior year principally due to carriers availing themselves of our volume pricing discounts. We expect that our billing and transaction processing revenues will increase as we expand our prepaid wireless services subscriber base. We expect that the average billed minutes of use per subscriber per month will increase, although at a lower rate than the previous year, as our carrier customers emphasize and market their prepaid offerings and as our carrier customers who launched in the latter part of 2002 build their subscriber bases. We expect that the anticipated revenue growth will be tempered, however, as carriers who generate higher minutes of use become eligible for contracted volume pricing discounts.

Gross margins for billing and transaction processing services increased to 76% of billing and transaction processing services revenue in the first quarter of 2003 from 68% of such revenues in the first quarter of 2002. The improvement in gross margin resulted from the significant increase in billing and transaction processing service revenues that leveraged our predominantly fixed cost infrastructure. For the remainder of 2003, we expect that gross margins will remain at about the same level as the first quarter because any incremental improvement in gross margins from additional revenue growth will be offset by increased operating costs related to our investment in payment services as well as our new building, in addition to price decreases we expect from higher volumes of minutes of usage.

Roaming Services

Roaming services revenues decreased 41% to $937,000 in the first quarter of 2003 from $1.6 million in the first quarter of 2002. The decrease in Roaming services revenues was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities and therefore decreased the need for this service. We anticipate that these trends will continue and therefore, roaming services revenues are expected to continue to decrease about 38% from the previous year.

Gross margins for roaming services decreased to 2% of roaming services revenues in the first quarter of 2003 from 8% of such revenues in the first quarter of 2002. The decrease primarily resulted from lower revenues and the resulting lower absorption of fixed costs.

Prepaid Systems

Prepaid systems revenues decreased 20% to $1.1 million in the first quarter of 2003 from $1.3 million in the first quarter of 2002. The decrease in prepaid systems revenues primarily resulted from a decrease in international system sales.

Gross margins for prepaid systems decreased to 46% of prepaid systems revenues in the first quarter of 2003 from 47% in the first quarter of 2002. The decrease resulted primarily from lower revenues.

Operating Data

	Three months ended March 31,
	2003		2002
($ in thousands)	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$23,067	100%	$15,042	100%
Engineering, research and development	2,869	12%	1,973	13%
Sales and marketing	1,567	7%	1,129	8%
General and administrative	1,885	8%	1,418	9%
General and administrative – legal	915	4%	3,297	22%
Depreciation and amortization	4,392	19%	4,128	27%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses decreased as a percentage of total revenues to 12% for the quarter ended March 31, 2003 from 13% for the quarter ended March 31, 2002. This decrease primarily resulted from the increase in total revenues. The increase in absolute dollars resulted from our Infotech Solutions acquisition and additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business. We expect engineering, research and development expenditures to increase in absolute dollars for the remainder of 2003 as we intend to increase expenditures to support ongoing and future development and enhancements of our prepaid and other wireless services.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses declined to 7% of total revenues for the quarter ended March 31, 2003 from 8% of such revenues for the quarter ended March 31, 2002. This decrease primarily resulted from the increase in total revenues. In absolute dollars, sales and marketing expenses increased primarily due to our Infotech Solutions acquisition, our increased investment in the payment services business, and our overall growth. We expect sales and marketing expenses to remain consistent as a percentage of revenue for the remaining quarters of 2003.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support. General and administrative expenses declined to 8% of total revenues for the first quarter of 2003 from 9% of total revenues for the first quarter of 2002. In absolute dollars, general and administrative expenses increased due to higher bonuses earned and expenses related to our Infotech Solutions acquisition in addition to our overall growth. We expect general and administrative costs to decrease slightly as a percentage of revenues in the remaining quarters of 2003.

General and administrative expenses – legal charges

General and administrative legal expenses consist of special charges of $915,000 for the quarter ended March 31, 2003 and $3.3 million for the quarter ended March 31, 2002 primarily for legal expenses to defend the patent infringement suit initiated by Freedom Wireless. We expect these legal expenses to continue to cost up to approximately $1 million per quarter until the Freedom Wireless matter is resolved.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Depreciation and amortization expense decreased to 19% of total revenues in the first quarter of 2003 from 27% of total revenues in the first quarter of 2002. The decrease as a percentage of revenues was due to the increase in revenues. The increase in absolute dollars was primarily due to additional equipment and software purchased and developed to support our growth. We expect that depreciation and amortization will increase during the remaining quarters of 2003 as a result of the deployment of additional capital to support the anticipated growth and continued enhancements in billing and transaction processing services, a full year of amortization of the intangible assets from the Infotech acquisition and additional depreciation related to the purchase of our new building in Bedford, Massachusetts.

Interest income, net

Interest income decreased by 18% to $336,000 for the quarter ended March 31, 2003 from $411,000 for the quarter ended March 31, 2002. Interest income is earned primarily from investments and declined in 2003 due to lower interest rates in the marketplace and, to a lesser extent, to our lower combined cash and short-term investment balance. Interest income is expected to decrease during 2003 due to our lower combined cash and short-term investment position as a result of our new building purchase.

Provision for income taxes

The income tax provision of $2.0 million for the quarter ended March 31, 2003 yielded a 38% income tax rate compared to an income tax benefit of $1.0 million at a 40% rate for the quarter ended March 31, 2002.

Acquisition

In October 2002, we completed the acquisition of Infotech Solutions Corporation, a privately held provider of billing software solutions for the wireless marketplace, providing us with an outsourced billing product to provide postpaid and prepaid billing services to wireless carriers. We paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of Infotech Solutions. Additional contingent cash consideration of up to $3.5 million may be paid to Infotech Solutions, based on attaining certain defined annual revenue targets from 2003 through 2005. Any contingent consideration payments will be accounted for as additional goodwill. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The fair values of assets acquired and liabilities assumed were determined based on fair values as of the date of acquisition. Identifiable intangible assets are comprised of acquired technology and customer contracts and are being amortized over five years. The results of operations of Infotech Solutions are included in our condensed consolidated statement of operations from the date of acquisition.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $48.6 million at March 31, 2003 compared to $55.1 million at December 31, 2002. Net cash provided by operations of $5.6 million in the first quarter of 2003 resulted from net income of $3.3 million, along with an adjustment for depreciation and amortization of $4.4 million, and an increase in income taxes payable of $1.2 million. These amounts were offset by an increase of $2.4 million in our accounts receivable due to increased revenue.

Our investing activities utilized $28.6 million of net cash in the first quarter of 2003. We purchased our new building for approximately $9.1 million and purchased telecommunications systems equipment and software of $5.5 million to expand our voice resource network, real-time billing and transaction processing platform. We also purchased $14.0 million in short-term investments, net of sales. We anticipate that over the next nine months we will make capital investments of approximately $17 million for additional equipment and enhanced feature capabilities to support our growth and strengthen our billing and transaction processing services. Also, we may pay additional contingent cash consideration of up to $3.5 million to Infotech Solutions beginning in 2004 through 2006, based on attaining certain defined annual revenue targets from 2003 through 2005. We intend to finance such investments or contingent consideration payments from cash flow generated from operations or short-term investments.

Our financing activities provided cash of $2.5 million during the quarter ended March 31, 2003, due to proceeds from the exercise of stock options and the issuance of common stock.

We believe that our short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months.

Off Balance Sheet Arrangements

During the quarter ended March 31, 2003, we did not engage in:

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

We recognize our revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition.” We earn billing and transaction processing services revenues in various ways, depending on the type of transaction. For prepaid wireless services, we earn revenues principally by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform. For payment services, we earn revenues by processing transactions on behalf of carriers’ subscribers and for voyager billing and customer care, we earn revenues by generating a subscriber’s monthly bill. We earn roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming services revenues are recorded net of amounts that are estimated to be unbillable or disputed by unregistered wireless subscribers, based on historical experience. We believe that our estimates fairly represent the anticipated amounts to be disputed. Each of these revenues is recognized when the service is provided. For license fees, special projects and implementation services, revenues are recognized ratably over the remaining life of the contract with the carrier. For multiple element arrangements, we determine the fair value of each element based on our vendor specific objective evidence for that element and allocate total revenue from these arrangements to each element based on its fair value.

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

In addition to recording revenues net of any penalties incurred related to outages on the prepaid platform and estimated amounts to be disputed, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet our financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet our financial obligations), we estimate the recoverability of amounts that could be adversely affected. We believe that our allowance for bad debt fairly represents the potential amount of bad debt that we will incur.

Legal Costs

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which has made it difficult to reasonably estimate legal costs in the suit. Other litigation will continue to be accounted for in accordance with our accounting policy and the related estimate has been developed in consultation with our outside counsel who is handling the case. We believe that we have recorded an appropriate estimate of anticipated legal expenses, but there can be no assurances that our expenses will not exceed our estimate.

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

When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which is determined considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds its estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair market value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Statement of Operations. Fair value is determined by either a quoted market price or use of a present value technique, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. Different assumptions could yield materially different results.

For impairment tests of goodwill, management has determined that our goodwill is attributed to our billing and transaction processing services and prepaid systems businesses as a single unit. As a result, we utilize the enterprise-wide approach, which is based on the market value of our common stock, to determine the fair value our reporting segments and compare that to our consolidated book value to determine if an impairment loss exists.

Certain Factors That May Affect Future Results

The loss or significant reduction of business from one of our major customers, including Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers continues and increased in 2003 as Verizon Wireless represented 51% and Cingular Wireless represented 27% of our consolidated revenues for the three months ended March 31, 2003. Our dependence on Verizon and Cingular is expected to continue at similar levels until our new carrier customers and expanded programs generate more revenue.

Our Verizon Wireless prepaid wireless services contract and certain other contracts expire in 2003 and beyond. While we expect to renew these contracts, when and if each of the contracts is renewed, some contractual rates per minute may be lower than in previous years and at lower rates than we have estimated. These contracts are not exclusive and therefore do not prevent our customers from using competitors’ billing and transaction processing platforms.

We currently service only Cingular’s TDMA markets and Cingular uses other vendors to service its GSM markets. As Cingular expands the buildout of its GSM network overlay, there is no guarantee that Cingular will not migrate its existing TDMA prepaid business onto the GSM network or that we would be chosen as the supplier for prepaid services on Cingular’s GSM network. If Cingular’s TDMA customers migrate to GSM technology, our revenue from this TDMA business would decrease. In addition, we must compete with other vendors to obtain Cingular’s GSM business, including vendors already chosen by Cingular to provide this service in some existing markets, and we can give no assurance that we will obtain this business.

We currently service Nextel, in association with the founders of the BOOST Mobile™ brand, only in California and Nevada. There can be no assurances that Nextel will continue to trial the service in these markets or that it will expand its service beyond these markets. In addition, we can give no assurance that we will obtain this additional business if Nextel were to expand its service.

A loss of business from any of our major customers, including non-renewal of contracts or a decrease in business due to factors outside our control, would have a material adverse effect on the our business, financial condition and results of operations.

An unfavorable judgment in the Freedom Wireless lawsuit or any other lawsuit would have a material impact on our business.

In March 2000, Freedom Wireless filed a suit against us and a number of wireless carriers claiming that we and the other defendants infringe a patent of Freedom Wireless. In March, 2001 Freedom Wireless amended the complaint to include a continuation patent. Freedom Wireless seeks injunctive relief and damages in an unspecified amount. In addition, we are contractually obligated to indemnify the other defendants for any damages that they incur as a result of any infringement by our technology.

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

We depend on our wireless carrier customers to market and sell our services to their consumers and we can provide no assurance that they will do so successfully. Our contracts with our major customers are not exclusive. Therefore, these carriers can and have utilized their own prepaid services or prepaid services of our competitors, in addition to ours. Therefore, we can give no assurance that there will be a significant market for prepaid programs, including our prepaid wireless services offerings.

If we experience outages in our network, we will be subject to financial penalties that could adversely affect our business and operating results.

Our operations depend on our ability to maintain our computer, switching and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although we have built redundancy into our network providing for backup systems, equipment and telecommunications connections in such events, there are still parts of the network that are not redundant at this time. The building at which our redundant site in Waltham, Massachusetts was hosted was shut down in March 2003. Therefore, we have moved all of our processing back to our Woburn, Massachusetts facility. Although the Woburn facility is designed for redundancy, until our new building in Bedford, Massachusetts becomes operational (expected to be in June 2003), we will not have geographical redundancy. When the Bedford site is operating, we still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

Each quarter, we have experienced network outages, some of which have resulted in significant reductions in revenue due to penalty clauses contained in certain of our carrier customer contracts. There can be no assurance that we will successfully support and enhance our voice resource network and transaction processing platform effectively or that our voice resource network and transaction processing platform will successfully support current and future growth. Any failure to successfully support current and future growth, or an increase in the frequency or duration of outages would reduce our revenue and damage to our reputation.

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

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	variations in volumes of minutes of use generated by our carrier customers’ subscribers;

•	the rates per minute paid by our customers;

•	the impact and acceptance of existing offerings or the introduction of competing products by wireless carriers, including those who are currently our prepaid wireless services customers;

•	our carrier’s ability to generate additional prepaid subscribers using our services;

•	our ability to minimize the percentage of total prepaid subscribers that terminate service on our network;

•	decreased demand for our prepaid systems, caused by reductions in capital budgets of our customers and other reasons beyond our control;

•	changes in the mix of services we provide;

•	seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	the number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages.

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

Our future success depends in part on our ability to offer a compelling suite of products/services for wireless carriers, including our voyager billing and customer care solution that we purchased from Infotech. While the integration of Infotech has been progessing well to date, we must continue to successfully integrate Infotech into our business. The continued success of the Infotech acquisition depends on our ability to:

•	successfully integrate and manage the acquired technology;

•	retain the necessary key employees of Infotech;

•	develop, integrate and market services and service enhancements based on the technology we acquired; and

•	control costs and expenses as well as demands on our management associated with the acquistion.

There can be no assurances that we will continue to integrate Infotech in a cost-effective manner or at all, or that we can effectively integrate, market and sell Infotech’s suite of solutions with our technology. As a result, we may not achieve anticipated revenues, profits or other benefits from this acquisition. In addition, any problems or delays we experience in integrating Infotech may divert resources and management’s attention from other parts of our business. Finally, there can be no assurances that the Infotech acquisition will not be dilutive to our earnings.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. While our investments are also subject to interest rate risk and will decrease in value if market interest rates increase, we typically hold all of our investments until maturity. However, since the investments are typically held to maturity and are generally conservative in nature and of relatively short duration, interest rate risk is mitigated. We do not use derivative financial instruments for either hedging foreign currency exposure risk or speculative trading purposes.

Item 4.    Controls and Procedures

1.	Evaluation of disclosure controls and procedures. Within the 90 day period to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION:

Item 1.    Legal Proceedings

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. A ruling that we infringed the Freedom Wireless patents could significantly restrict our ability to conduct business. In addition, we have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. The suit is still in the discovery phase. We do not believe that we infringe these patents and we believe that we have meritorious defenses to the action.

We recorded special charges in the fourth quarter of 2000 of $2.6 million, in the third quarter of 2001 of $3.6 million and in the first quarter of 2002 of $3.3 million, principally to accrue for legal expenses estimated by our outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. The lengthy and unpredictable discovery process has made it difficult for us to reasonably estimate legal costs in this suit. As a result, we are now accounting for Freedom Wireless legal costs as incurred rather than accruing the entire amount of such costs when they become probable. During the fourth quarter of 2002 we recorded $998,000 and in the first quarter of 2003 we recorded $915,000, primarily in legal charges associated with the Freedom Wireless suit. Since the timing of ongoing court proceedings is not firmly fixed, we also expect to continue to spend up to $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. There can be no assurances that our expenses to defend the Freedom Wireless suit will not exceed our estimates. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

In December 1999, Crystal, Inc., a former supplier of one of our subsidiaries, filed a suit against us in the United States District Court for the Northern District of Iowa. The suit alleged breach of contract, misappropriation of trade secrets, tortious interference with contracts, and fraudulent misrepresentation and sought an injunction and damages in excess of $1 million. The claims for misappropriation of trade secrets and tortious interference with contracts and the claim for injunction were voluntarily dismissed. The court granted summary judgment for us on the breach of contract claim. Trial on the remaining claim of fraudulent misrepresentation was scheduled for late May of 2003. On May 1, 2003, we entered into a settlement agreement in which we agreed to pay $162,500 to Crystal in exchange for dismissal of the lawsuit.

From time to time, as a normal incidence of the nature of our business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, we can give no assurance that we will prevail. However, we do not believe that any of these current matters (other than as disclosed) will have a material adverse effect on our consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on our consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

99.1    Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350

99.2    Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350

b)    Reports on Form 8-K

On January 13, 2003, we filed Amendment No. 1 to the current report on Form 8-K to report under Item 7 the financial statements required to be filed in connection with the acquisition of Infotech Solutions Corporation, which was effective on October 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003

Boston Communications Group, Inc.

(Registrant)

By: /s/    KAREN A. WALKER

Karen A. Walker

Vice President, Finance and Administration and

Chief Financial Officer (Principal Financial and

Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, E.Y. Snowden, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ E.Y. SNOWDEN
E.Y. Snowden President and Chief Executive Officer

I, Karen A. Walker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boston Communications Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ KAREN A. WALKER
Karen A. Walker Vice President, Finance and Administration and Chief Financial Officer