Form 10-Q
period 2003-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 2003-08-14
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of August 6, 2003 the Company had outstanding 18,191,335 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding annual earnings per share, our continued investment in our payment services business, the expected increase in subscriber base, average monthly billed minutes of use per subscriber (includes minutes of use processed by our platform from which we earn revenues), growth of our billing and transaction processing services revenues, pricing discounts for carriers, billing and transaction processing services gross margins, decreases in roaming services revenues, engineering, research and development expenditures, sales and marketing expenses, general and administrative expenses, legal expenses for the Freedom Wireless lawsuit, increases in depreciation and amortization expense, decreases in interest income and additional capital investments. These statements are based on the current beliefs and assumptions of management.

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

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,695	$31,146
Short-term investments	39,577	23,929
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $1,030 in 2003 and $966 in 2002	17,693	15,739
Inventory	850	583
Deferred income taxes	1,168	1,603
Prepaid expenses and other assets	2,906	1,745

Total current assets	78,889	74,745
Property and equipment:
Telecommunications systems & software	79,173	70,986
Building and leasehold improvements	10,450	967
Furniture and fixtures	497	466
Systems in development	10,731	5,834

	100,851	78,253
Less allowance for depreciation and amortization	41,558	33,357

	59,293	44,896
Intangible assets, net	1,040	1,160
Goodwill	3,753	3,753
Long-term investments	1,517	—
Other assets	242	201

Total assets	$144,734	$124,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,064	$863
Accrued expenses	16,902	12,678
Deferred revenue	4,023	4,111
Income taxes payable	2,896	1,912

Total current liabilities	25,885	19,564
Commitments and contingencies
Deferred income taxes	4,156	3,452
Shareholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized; 18,372,338 and 17,640,737 shares issued and outstanding in 2003 and 2002, respectively	184	177
Additional paid-in capital	108,179	102,607
Treasury Stock; 273,420, at cost	(2,131)	(2,131)
Retained earnings	8,461	1,086

Total shareholders’ equity	114,693	101,739

Total liabilities and shareholders’ equity	$144,734	$124,755

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES:
Billing and Transaction Processing Services	$24,097	$14,321	$45,171	$26,460
Roaming Services	914	1,691	1,851	3,274
Prepaid Systems	1,427	1,360	2,483	2,680

	26,438	17,372	49,505	32,414
EXPENSES:
Cost of Billing and Transaction Processing Services revenues*	6,014	4,092	11,004	7,961
Cost of Roaming Services revenues*	856	1,589	1,770	3,041
Cost of Prepaid Systems revenues*	871	588	1,438	1,291
Engineering, research and development	3,362	2,104	6,231	4,077
Sales and marketing	1,516	977	3,083	2,106
General and administrative	1,985	1,523	3,870	2,941
General and administrative—legal expenses	725	—	1,640	3,297
Depreciation and amortization	4,813	4,493	9,205	8,621

	12,401	15,366	24,029	33,335
Operating income (loss)	6,296	2,006	11,264	(921)
Interest income, net	302	401	638	812

Income (loss) before income taxes	6,598	2,407	11,902	(109)
Provision (benefit) for income taxes	2,511	962	4,527	(44)

Net income (loss)	$4,087	$1,445	$7,375	$(65)

Basic net income (loss) per common share:
Net income	$0.23	$0.08	$0.42	$0.00
Weighted average common shares outstanding	18,009	17,064	17,744	17,111
Diluted net income (loss) per share:
Net income	$0.22	$0.08	$0.40	$0.00
Weighted average common shares outstanding	18,878	17,495	18,609	17,111

*	exclusive of depreciation, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$7,375	$(65)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,205	8,621
Deferred income taxes	1,139	(43)
Changes in operating assets and liabilities:
Accounts receivable	(1,954)	(1,403)
Inventory	(267)	442
Prepaid expenses and other assets	(1,202)	(332)
Accounts payable, accrued expenses and deferred revenue	5,337	1,195
Income taxes payable	984	(16)

Net cash provided by operations	20,617	8,399

INVESTING ACTIVITIES
Purchases of long-term investments	(1,517)	—
Purchases of short-term investments	(20,448)	(2,250)
Sales of short-term investments	4,800	3,293
Purchase of property and equipment	(23,482)	(12,713)

Net cash used in investing activities	(40,647)	(11,670)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	5,579	318
Repurchase of common stock	—	(1,458)
Repayment of capital leases	—	(632)

Net cash provided by (used in) financing activities	5,579	(1,772)

Decrease in cash and cash equivalents	(14,451)	(5,043)
Cash and cash equivalents at beginning of period	31,146	37,646

Cash and cash equivalents at end of period	$16,695	$32,603

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

Revenues are recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition.”

The Company earns Billing and Transaction Processing Services revenues in various ways, depending on the type of transaction:

1) For Prepaid Wireless Services—the Company principally earns revenues by processing prepaid wireless minutes for its carrier customers, which are billed in arrears net of any penalties incurred related to outages on the platform;

2) For Payment Services—the Company earns revenues by processing transactions on behalf of its carrier customer’s subscribers; and

3) For Voyager Billing and Customer Care—the Company earns revenues by generating a subscriber’s monthly bill on behalf of its carrier customers.

Revenues for each of these services are recognized when the services is provided.

Billing and Transaction Processing Services revenues also includes amounts for licensing fees, special projects and implementations which are typically recognized ratably over the remaining life of the contract with the respective carrier. For multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value.

The Company earns Roaming Services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming Services revenues are recorded net of amounts that are estimated to be disputed by unregistered wireless subscribers based on historical experience. Roaming services revenues are recognized when the service is provided.

For its Prepaid Systems business, the Company recognizes revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are recognized ratably over the term of the contract period, which is generally one year, based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract’s renewal rate.

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. The Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred in 2002 due to the lengthy and unpredictable proceedings, which has made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation continues to be accounted for in accordance with the Company’s accounting policy.

Research and Development, Software Development Costs and Costs Obtained for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll related costs of development of computer software, primarily for the coding and testing of the software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on the Company’s anticipated use, changes in hardware and software technologies and anticipated future undiscounted net cash flows.

Amortization of capitalized software development costs begins when the product is made available for general release. Amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including definite-lived intangible assets, and assesses the recoverability of these assets in accordance with Statement of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets may be impaired because of a change in anticipated use or technology, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market price or use of a discounted cash flow method, whichever is more appropriate under the circumstances involved.

In accordance with Statement of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets (FAS 142)”, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 142. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When impairment indicators arise, goodwill is reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors.

The Company assesses goodwill for impairment utilizing an enterprise-wide approach because the goodwill is attributable to the Billing and Transaction Processing Services segment.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock

Issued to Employees” (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value method under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (FAS 123).” Under APB 25, since the exercise price of options granted under these plans equals the fair market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants.

Had compensation expense for the Company’s stock plans been recorded consistent with FAS 123, the pro forma net income (loss) and net income (loss) per share would have been as follows for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$4,087	$1,445	$7,375	$(65)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	655	620	1,299	1,248

Pro forma net income (loss) per share:	$3,432	$825	$6,074	$(1,313)

Basic net income (loss) per share:
As reported	$0.23	$0.08	$0.42	$0.00
Pro forma	$0.19	$0.05	$0.34	$(0.08)
Diluted net income (loss) per share:
As reported	$0.22	$0.08	$0.40	$0.00
Pro forma	$0.18	$0.05	$0.33	$(0.08)

3.	Contingencies

Legal

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. A ruling that the Company infringed the Freedom Wireless patents could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. The suit is still in the discovery phase. The Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art and other reasons.

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, the Company recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by its outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which has made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, the Company began accounting for costs related to this case as incurred. As a result, in the fourth quarter of 2002, the first quarter of 2003 and the second quarter of 2003, the Company recorded charges of $998,000, $915,000 and $725,000, respectively, primarily for legal expenses incurred for the suit brought by Freedom Wireless.

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

From time to time, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that any of these current matters (other than those matters that have been specifically disclosed by the Company in its SEC filings) will have a material adverse effect on its consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on its consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

Indemnifications

In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires certain guarantees to be recorded at fair value as opposed to the previous practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The Company has agreed to indemnification provisions in certain of its agreements with customers and its leases of real estate in the ordinary course of its business.

With respect to customer agreements, these provisions generally obligate the Company to indemnify the customer against losses, expenses, liabilities and damages that may be awarded against the customer in the event the Company’s systems or services infringe upon a patent or other intellectual property right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in certain respects, including but not limited to geographical limitations and the right to replace or modify an infringing product or service. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of these agreements. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for:

	Three months ended June 30,		Six months ended June 30,
(in 000’s, except per share amounts)	2003	2002	2003	2002
Numerator for basic and diluted earnings per share:
Net income (loss)	$4,087	$1,445	$7,375	$(65)

Denominator:
Denominator for basic net income per share	18,009	17,064	17,744	17,111
Effect of dilutive employee stock options	869	431	865	—

Denominator for diluted net income per share	18,878	17,495	18,609	17,111

Basic net income per common share	$0.23	$0.08	$0.42	$0.00

Diluted net income per common share	$0.22	$0.08	$0.40	$0.00

5.	Segment Reporting

(in thousands, except percentages)

Three months ended June 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$24,097	$914	$1,427	$26,438
Gross margin	$18,083	$58	$556	$18,697
Gross margin percentage	75%	6%	39%	71%
2002
Revenues	$14,321	$1,691	$1,360	$17,372
Gross margin	10,229	102	772	11,103
Gross margin percentage	71%	6%	57%	64%

Six months ended June 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$45,171	$1,851	$2,483	$49,505
Gross margin	$34,167	$81	$1,045	$35,293
Gross margin percentage	76%	4%	42%	71%
2002
Revenues	$26,460	$3,274	$2,680	$32,414
Gross margin	18,499	233	1,389	20,121
Gross margin percentage	70%	7%	52%	62%

6.	Recent Accounting Pronouncements

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

We operate our billing and transaction processing services and roaming services businesses as a business process outsourcer, primarily in the United States. Our prepaid systems business sells turnkey systems primarily to international wireless carriers. We sell our products and services to our wireless carrier customers through our direct sales force.

In the second quarter of 2003, we generated quarterly revenues of $26.4 million and diluted earnings per share of $0.22. These results were driven by the growth in our billing and transaction processing services revenues which increased to $24.1 million for the six months ended June 30, 2003 or 68% over the second quarter of 2002 and 14% over the first quarter of 2003. The increase in billing and transaction processing revenues for the quarter principally resulted from an increase in our billed minutes of use, which on average were 113 minutes per month per subscriber, and from the addition of 230,000 net prepaid wireless subscribers. As a result of this growth, we increased our 2003 annual earnings guidance to $0.87 to $0.88 per share, including $0.11 per share in estimated legal costs.

Verizon Wireless accounted for 49% of our total revenues in 2002 and 52% of our total revenues for the six months ended June 30, 2003. On July 11, 2003, Verizon Wireless requested that bcgi provide support services to assist Verizon Wireless in testing its own internal prepaid platform in 2004, which could potentially displace the prepaid services we currently provide Verizon Wireless. We are in the process of evaluating their request and it is uncertain whether a new agreement or addendum to our existing agreement will be signed. If Verizon Wireless is successful in developing and using its own prepaid platform and stops utilizing a portion or all of our services, we do not anticipate that this will materially impact our 2003 operating results. While we continue to provide Verizon Wireless with prepaid wireless services and work to retain this business, we are also continuing with our strategy to pursue new and existing customers and products. However, there can be no assurance that Verizon Wireless’ revenue can be replaced if it is lost.

We are currently a defendant in a federal lawsuit commenced by Freedom Wireless alleging we and several wireless carriers infringe two Freedom Wireless patents. A ruling that we infringe these patents could significantly restrict our ability to conduct business and would obligate us to indemnify other defendants in this lawsuit. During the six months ended June 30, 2003, we incurred $1.6 million in legal costs, or approximately $0.05 per share after taxes, primarily for the continued defense of the Freedom Wireless patent infringement suit. These costs are expected to continue at about $1 million per quarter until the matter is resolved. The timing of ongoing court proceedings is not firmly fixed. While we cannot predict the outcome of this case or estimate when the matter might be resolved, we remain confident that we do not infringe the Freedom Wireless patents and that the patents are invalid in light of prior art and other reasons.

The specifics of each segment’s revenues and gross margins are discussed in greater detail below.

Segment Data

(in thousands, except percentages)

Three months ended June 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$24,097	$914	$1,427	$26,438
Gross margin	$18,083	$58	$556	$18,697
Gross margin percentage	75%	6%	39%	71%
2002
Revenues	$14,321	$1,691	$1,360	$17,372
Gross margin	10,229	102	772	11,103
Gross margin percentage	71%	6%	57%	64%

Six months ended June 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$45,171	$1,851	$2,483	$49,505
Gross margin	$34,167	$81	$1,045	$35,293
Gross margin percentage	76%	4%	42%	71%
2002
Revenues	$26,460	$3,274	$2,680	$32,414
Gross margin	18,499	233	1,389	20,121
Gross margin percentage	70%	7%	52%	62%

Billing and Transaction Processing Services

Billing and transaction processing services revenues increased 68% to $24.1 million for the three months ended June 30, 2003 from $14.3 million for the three months ended June 30, 2002 and increased 71% to $45.2 million for the six months ended June 30, 2003 from $26.5 million for the six months ended June 30, 2002. Billing and transaction processing services revenues consist primarily of revenues from our prepaid wireless services, but also include revenues from our voyager billing and customer care and payment services. The revenue increase for the three and six month periods ended June 30, 2003 compared to the corresponding periods in the prior year was primarily a result of the 64% increase in the subscriber base to 3.6 million as of June 30, 2003 from 2.2 million as of June 30, 2002. The increase in our subscriber base resulted from additional subscriber growth from our existing carrier customers who marketed their offerings more competitively, as well as subscribers from our carrier customers who launched new programs in the latter part of 2002, including Cingular Wireless, Nextel Communications, in association with BOOST Mobile™, and ALLTEL. Our subscriber base also reflects the transition of our subscribers to predominantly full-featured, digital subscribers. Since nearly all of the known non-performing analog subscribers have been removed from or churned off our database and have been replaced with full-featured, digital subscribers, our subscriber calculation no longer factors these non-performing subscribers. In addition, the revenue increase resulted from an increase in average billed minutes of use per subscriber to 113 for the three-month period ended June 30, 2003 and 108 for the six-month period ended June 30, 2003, from 95 for the three-month period ended June 30, 2002 and 91 for the six-month period ended June 30, 2003. The higher billed minutes of use resulted primarily from an increase in the number of digital subscribers on our network and increased average billed usage as our carrier customers promoted and marketed their full-featured prepaid offerings. Finally, our revenue increased due to the revenues resulting from our acquisition of Infotech Solutions. These increases were offset by a 25% decrease in our average billed rate per minute compared to the three-month period in the prior year and a 21% decrease compared to the six-month period in the prior year, principally due to carriers availing themselves of our volume pricing discounts. We expect that our billing and transaction processing revenues will grow 60% in 2003, compared to 2002, principally due to the growth in our prepaid wireless services subscriber base. We expect that the anticipated revenue growth will be tempered, however, as carriers who generate higher minutes of use become eligible for contracted volume pricing discounts.

Gross margins for billing and transaction processing services increased to 75% of billing and transaction processing services revenues for the three months ended June 30, 2003 from 71% of such revenues for the same period in the prior year and increased to 76% of billing and transaction processing services revenues for the six months ended June 30, 2003 from 70% of such revenues for the same period in the prior year. The improvement in gross margin resulted from the significant increase in billing and transaction processing service revenues that leveraged our existing infrastructure, partially offset by certain non-recurring costs we incurred in the second quarter of 2003 in connection with our new building. For the remainder of 2003, we expect that gross margins will increase slightly due to additional revenue growth, partially offset by our continued investment in payment services and resources needed to support our growth.

Roaming Services

Roaming services revenues decreased 46% to $914,000 for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002 and decreased 43% to $1.9 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002. The decrease in roaming services revenues was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities and therefore decreased the need for this service. We anticipate that these trends will continue and therefore, roaming services revenues are expected to continue to decrease approximately 40% in 2003 from the previous year.

Gross margins for roaming services remained consistent at 6% for the three months ended June 30, 2003 and 2002 and decreased to 4% of roaming services revenues for the six months ended June 30, 2003 from 7% for the six months ended June 30, 2002. The decrease primarily resulted from lower revenues and the resulting lower absorption of fixed costs.

Prepaid Systems

Prepaid systems revenues remained consistent at $1.4 million for the three months ended June 30, 2003 and 2002. Prepaid systems revenues decreased 7% to $2.5 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The decrease in prepaid systems revenues primarily resulted from a decrease in system sales. Our prepaid system sales levels are not easily predictable and often fluctuate on an annual and quarter-to-quarter basis.

Gross margins for prepaid systems decreased to 39% of prepaid systems revenues for the three months ended June 30, 2003 from 57% for the three months ended June 30, 2002 and decreased to 42% for the six months ended June 30, 2003 from 52% for the six months ended June 30, 2002. The decrease resulted primarily from a decline in higher margin expansion sales, as well as the sale of a third party product integrated with our systems at lower than normal margins.

Operating Data

	Three months ended June 30,
	2003		2002
($ in thousands)	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$26,438	100%	$17,372	100%
Engineering, research and development	3,362	13%	2,104	12%
Sales and marketing	1,516	6%	977	6%
General and administrative	1,985	8%	1,523	9%
General and administrative—legal	725	3%	—	—
Depreciation and amortization	4,813	18%	4,493	26%

	Six months ended June 30,
	2003		2002
($ in thousands)	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$49,505	100%	$32,414	100%
Engineering, research and development	6,231	13%	4,077	13%
Sales and marketing	3,083	6%	2,106	6%
General and administrative	3,870	8%	2,941	9%
General and administrative—legal	1,640	3%	3,297	10%
Depreciation and amortization	9,205	19%	8,621	27%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses increased to 13% of total revenues for the three months ended June 30, 2003 from 12% of such revenues for the three months ended June 30, 2002, and remained consistent at 13% of total revenues for the six months ended June 30, 2003 and 2002. The increase in absolute dollars resulted from additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business, from our Infotech Solutions acquisition, as well as from additional resources added to support our growth and new business. We expect engineering, research and development expenditures to remain relatively consistent as a percentage of revenue for the remaining quarters of 2003.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses remained consistent at 6% of total revenues for the three and six months ended June 30, 2003 and 2002. In absolute dollars, sales and marketing expenses increased primarily to support the voyager product from our Infotech Solutions acquisition, our increased investment in the payment services business, and our overall growth. We expect sales and marketing expenses to remain relatively consistent as a percentage of revenue for the remaining quarters of 2003.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support. General and administrative expenses declined to 8% of total revenues for the three and six months ended June 30, 2003 from 9% of such revenues for the three and six months ended June 30, 2002. In absolute dollars, general and administrative expenses increased due to higher bonuses earned based on financial performance, expenses related to our Infotech Solutions acquisition and additional resources to support our overall growth. We expect general and administrative expenses to remain relatively consistent as a percentage of revenues for the remaining quarters of 2003.

General and administrative expenses—legal expenses

General and administrative legal expenses consist of special charges of $725,000 for the three months ended June 30, 2003, $1.6 million for the six months ended June 30, 2003 and $3.3 million for the six months ended June 30, 2002, primarily for legal expenses to defend the patent infringement suit initiated by Freedom Wireless. We expect these legal expenses to continue to cost up to approximately $1 million per quarter until the Freedom Wireless matter is resolved.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Depreciation and amortization expense decreased to 18% of total revenues for the three months ended June 30, 2003 from 26% of such revenues for the three months ended June 30, 2002 and decreased to 19% of total revenues for the six months ended June 30, 2003 from 27% of such revenues for the six months ended June 30, 2002. The decrease as a percentage of revenues was principally due to the increase in revenues. The increase in absolute dollars was primarily due to additional equipment and software purchased and developed to support our growth and to the new building we purchased in February 2003. We expect that depreciation and amortization will increase in absolute dollars during the remaining quarters of 2003 as a result of the deployment of additional capital to support anticipated growth and continued enhancements in our billing and transaction processing services, a full year of amortization of the intangible assets related to the Infotech acquisition and the additional depreciation from the purchase of our new building.

Interest income, net

Interest income decreased 25% to $302,000 for the three months ended June 30, 2003 from $401,000 for the three months ended June 30, 2002 and decreased 21% to $638,000 for the six months ended June 30, 2003 from $812,000 for the six months ended June 30, 2002. Interest income is earned primarily from investments and declined in 2003 due to lower interest rates in the marketplace. Interest income is expected to decrease during 2003 due to an anticipated lower combined cash and short-term investments position as we pay for the capital purchases made and accrued for at June 30, 2003, and lower rates in the marketplace.

Provision for income taxes

The income tax provision of $2.5 million and $4.5 million for the three and six months ended June 30, 2003, respectively, yielded a 38% income tax rate compared to an income tax provision of $962,000 and an income tax benefit of $44,000 for the three and six months ended June 30, 2002, respectively, that yielded a 40% rate.

Acquisition

In October 2002, we completed the acquisition of Infotech Solutions Corporation, a privately-held provider of billing software solutions for the wireless marketplace, providing us with an outsourced billing product to offer postpaid and prepaid billing services to wireless carriers. We paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of Infotech Solutions. Additional contingent cash consideration of up to $3.5 million may be paid to Infotech Solutions, based on attaining certain defined annual revenue targets in calendar years 2003 through 2005. Any contingent consideration payments will be accounted for as additional goodwill. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The fair values of assets acquired and liabilities assumed were determined based on fair values as of the date of acquisition. Identifiable intangible assets are comprised of acquired technology and customer contracts and are being amortized over five years. The results of operations of Infotech Solutions are included in our condensed consolidated statement of operations from the date of acquisition.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $56.3 million at June 30, 2003 compared to $55.1 million at December 31, 2002. Net cash provided by operations of $20.6 million for the six months ended June 30, 2003 resulted from net income of $7.4 million, along with an adjustment for depreciation and amortization of $9.2 million, and an increase in accounts payable and accrued expenses of $5.3 million primarily due to capital purchases made at the end of the quarter that were not yet paid for. These amounts were partially offset by an increase of $2.0 million in our accounts receivable due to increased revenue.

Our investing activities utilized $40.7 million of net cash for the six months ended June 30, 2003. We purchased our new building for approximately $9.1 million and purchased telecommunications systems equipment and software of $14.4 million to expand and enhance our voice resource network and real-time billing and transaction processing platform. We paid $1.5 million in premiums for company-owned life insurance policies, which are classified as long-term investments, to fund our defined benefit plan. We also purchased $15.6 million in short-term investments, net of sales. We anticipate that over the next six months we will make capital investments of approximately $8.5 million for additional equipment and enhanced feature capabilities to support our growth and strengthen our billing and transaction processing services. Also, we may pay additional contingent cash consideration of up to $3.5 million to Infotech Solutions beginning in 2004 through 2006, based on attaining certain defined annual revenue targets in calendar years 2003 through 2005. We intend to finance such investments or contingent consideration payments from short-term investments or cash flow generated from operations.

Our financing activities provided cash of $5.6 million during the six months ended June 30, 2003, due to proceeds from the exercise of stock options and the issuance of common stock.

We have non-cancelable operating lease commitments for office space and equipment, many of which are renewable at our option. Future payments due under non-cancelable operating leases are as follows for the remaining six months of this year and the years ending December 31, (in thousands):

Operating Leases
2003	$940
2004	1,704
2005	1,492
2006	358
2007 and beyond	66

Total payments due	$4,560

We believe that our short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months.

Off Balance Sheet Arrangements

During the six months ended June 30, 2003, we did not engage in:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	material trading activities in non-exchange traded commodity contracts; or

•	material transactions with persons or entities that benefit from their non-independent relationship with us.

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

We recognize our revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition.” We earn billing and transaction processing services revenues in various ways, depending on the type of transaction. For prepaid wireless services, we earn revenues principally by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform. For payment services, we earn revenues by processing transactions on behalf of carriers’ subscribers and for voyager billing and customer care, we earn revenues by generating a subscriber’s monthly bill. We earn roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming services revenues are recorded net of amounts that are estimated to be unbillable or disputed by unregistered wireless subscribers, based on historical experience. We believe that our estimates fairly represent the anticipated amounts to be disputed. Each of these revenues is recognized when the service is provided. For license fees, special projects and implementation services, revenues are typically recognized ratably over the remaining life of the contract with the carrier. For multiple element arrangements, we determine the fair value of each element based on our vendor specific objective evidence for that element and allocate total revenue from these arrangements to each element based on its fair value.

For our prepaid systems business, we recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are based on vendor specific evidence of fair value and recognized ratably over the term of the maintenance and support contract period based on vendor specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when purchased separately, which is typically the contract’s renewal rate.

In addition to recording revenues net of any penalties incurred related to outages on the prepaid platform and estimated amounts to be disputed, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet our financial obligations), we estimate the recoverability of amounts that could be adversely affected. We believe that our allowance for bad debt fairly represents the potential amount of bad debt that we will incur.

Legal Costs

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable proceedings, which has made it difficult to reasonably estimate legal costs in the suit. Other litigation continues to be accounted for in accordance with our accounting policy.

Research and Development, Software Development Costs and Costs Capitalized for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll related costs of development of computer software, primarily for coding and testing of software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. We have financial controls in place, which include reviews by management and finance personnel of time reports submitted by employees to ensure that costs capitalized are appropriate. We make judgments regarding the specific time that can be capitalized based upon the type of project and type of work being performed. The capitalized costs are subject to an ongoing assessment of recoverability based on management’s judgment, which contemplates the anticipated future undiscounted net cash flows and changes in hardware and software technologies.

We capitalized $924,000 for the three months ended June 30, 2003 and $1.2 million for the three months ended June 30, 2002, in internally capitalized costs. Amortization of capitalized software development costs begins when the product is made available for general release and amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which result in an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

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

For impairment tests of goodwill, management has determined that our goodwill is attributed to our billing and transaction processing services and prepaid systems businesses as a single unit. As a result, we utilize the enterprise-wide approach, which is based on the market value of our common stock, to determine if an impairment loss exists.

Certain Factors That May Affect Future Results

The loss or significant reduction of business from one of our major customers, including Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers continues and increased in 2003 as Verizon Wireless represented 52% and Cingular Wireless represented 25% of our consolidated revenues for the six months ended June 30, 2003. Verizon and Cingular are expected to represent a significant percentage of our total revenues for the foreseeable future until new carrier customers and expanded programs generate more revenue.

On July 11, 2003, Verizon Wireless requested that we provide support services to assist Verizon Wireless in testing its own internal prepaid platform in 2004, which could potentially displace the prepaid services we currently provide Verizon Wireless. We are currently in the process of evaluating their request and it is uncertain whether a new agreement or addendum to our existing agreement will be signed. In the absence of a new agreement or addendum revising the current agreement, our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated upon 90 day’s written notice. If Verizon Wireless stops or materially decreases using our prepaid wireless services for any reason, which may include Verizon Wireless providing their own prepaid services in-house, our results of operations and financial condition will be materially adversely affected.

We currently provide prepaid wireless services for Cingular’s TDMA markets and Cingular uses other vendors to service its existing GSM markets. As Cingular expands the buildout of its GSM network overlay, there is no guarantee that Cingular will not migrate its existing TDMA prepaid business onto the GSM network or that we would be chosen as the supplier for prepaid services on Cingular’s GSM network. If Cingular’s TDMA customers migrate to GSM technology, our revenue from this TDMA business would decrease. In addition, we must compete with other vendors to obtain Cingular’s GSM business, including vendors already chosen by Cingular to provide this service in some existing markets, and we can give no assurance that we will obtain this business.

None of our customer contracts are exclusive and our carrier customers have and continue to use and/or test competing products in certain markets. In addition, many of our contracts are up for renewal in 2003 and beyond. If and when each of the contracts is renewed, some contractual rates per minute may be lower than in previous years and at lower rates than we have estimated.

We currently provide prepaid wireless services for Nextel, in association with BOOST Mobile, on a trial basis in California and Nevada and we enable roaming for their subscribers in many markets around the United States. There can be no assurances that Nextel will continue to use our service in these markets or that it will expand its service beyond these markets. In addition, we can give no assurance that we will obtain additional business if Nextel was to expand its service.

A loss of business from any of our major customers, including non-renewal of contracts or a decrease in business due to factors outside our control, would have a material adverse effect on the our business, financial condition and results of operations.

An unfavorable judgment in the Freedom Wireless lawsuit or any other lawsuit would have a material impact on our business.

In March 2000, Freedom Wireless filed a suit against us and a number of wireless carriers claiming that we and the other defendants infringe a patent of Freedom Wireless. In March 2001 Freedom Wireless amended the complaint to include a continuation patent. Freedom Wireless seeks injunctive relief and damages in an unspecified amount. In addition, we are contractually obligated to indemnify the other defendants for any damages that they incur as a result of any infringement by our technology.

The suit is currently in the discovery phase, and we cannot yet assess our potential liability. Our failure to prevail in this matter would have any or all of the following significant adverse effects on our business, financial condition and results of operations:

•	injunctive relief against us, which could significantly restrict our ability to conduct our business;

•	an adverse judgment against us for significant monetary damages;

•	a settlement on unfavorable terms;

•	obligations to the other defendants to indemnify them for damages;

•	obligations to customers for breach of a contractual warranty of non-infringement; or

•	a requirement to reengineer our prepaid processing methodology to avoid patent infringement, which would likely result in additional expense and delay.

In addition, regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have spent approximately $11 million to date to defend this lawsuit, and we expect to incur up to an additional $1 million per quarter in legal fees until this matter is resolved. Moreover, this lawsuit may divert the efforts and attention of our management team from normal business operations. Finally, we may become subject to additional patent infringement lawsuits in the future.

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

Each quarter, we have experienced network outages, some of which have resulted in significant reductions in revenue due to penalty clauses contained in certain of our carrier customer contracts. There can be no assurance that we will successfully support and enhance our voice resource network and real-time billing and transaction processing platform effectively or that our voice resource network and transaction processing platform will successfully support current and future growth. Any failure to successfully support current and future growth, or an increase in the frequency or duration of outages, would reduce our revenue and damage our reputation.

Our operations depend on our ability to maintain our computer, switching and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although we have built redundancy into our network providing for backup systems, equipment and telecommunications connections, there are still parts of the network that are not redundant at this time. Our new building in Bedford, Massachusetts is operational and currently performs certain significant processing functions of our network, but not all portions of the network have been made fully redundant at our Bedford facility. Although the Woburn facility is designed for redundancy, until our Bedford facility becomes fully operational (expected to be in October 2003), we will not have complete geographical redundancy. When the Bedford site is operating, we still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

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

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	variations in volumes of minutes of use generated by our carrier customers’ subscribers;

•	the rates per minute paid by our customers;

•	the impact and acceptance of existing offerings or the introduction of competing products by wireless carriers, including those who are currently our prepaid wireless services customers;

•	our carrier’s ability to generate additional prepaid subscribers using our services;

•	our and our carrier’s ability to minimize the percentage of total prepaid subscribers that terminate service on our network;

•	decreased demand for our prepaid systems, caused by reductions in capital budgets of our customers and other reasons beyond our control;

•	changes in the mix of services we provide;

•	seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	the number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages.

Due to all of the foregoing factors, it is possible that in some future quarter our results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

If we cannot successfully integrate Infotech Solutions into our business, the acquisition may be dilutive to our earnings and may impede our ability to compete effectively.

Our future success depends in part on our ability to offer a compelling suite of products/services for wireless carriers, including our voyager billing and customer care solution that we purchased from Infotech Solutions. While the integration of Infotech has been progressing well to date, we must continue to successfully integrate Infotech into our business. The continued success of the Infotech acquisition depends on our ability to:

•	successfully integrate and manage the acquired technology;

•	retain the necessary key employees of Infotech;

•	develop, integrate and market services and service enhancements based on the technology we acquired; and

•	control costs and expenses as well as demands on our management associated with the acquisition.

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

Our operations are supported by many hardware components and software applications from third-party vendors, sometimes licensed from single vendors. There can be no assurance that these vendors will continue to license these components and applications to us or that they will do so at reasonable prices. In addition, there can be no assurance that these hardware components and software applications will function in accordance with specifications agreed upon by us and our vendors. If we cannot obtain these components and applications from our existing vendors, we may not be able to timely procure or develop replacement software and hardware at commercially reasonable costs, or at all. If we are unable to do so, we may be required to delay the development or sale of our current or future services, which would materially and adversely affect our business, financial condition and results of operations. In addition, MCI (formerly WorldCom, Inc.), who currently provides certain telecommunications services to us, has filed for Chapter 11 bankruptcy. Although we have backup and redundancy plans in place, if there are any significant decreases in service levels, or if MCI is no longer able to provide certain services to us, our business would suffer during the transition period to a replacement carrier.

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

We expect that demand for roaming services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and as handset technology continues to improve registered roaming capabilities. Although we have successfully reduced costs to support roaming services and maintain gross margin, there can be no assurance that we will be successful in continuing to do so. If we fail to reduce costs at a greater rate than the decline in roaming services revenue going forward or if our roaming services business fails to generate profits for us, our overall margins and results of operations will be adversely affected.

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

Item 4. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. A ruling that we infringed the Freedom Wireless patents could significantly restrict our ability to conduct business. In addition, we have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. The suit is still in the discovery phase. We do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons.

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, we recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by our outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which has made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, we began accounting for costs related to this case as incurred. As a result, in the fourth quarter of 2002, the first quarter of 2003 and the second quarter of 2003, we recorded charges of $998,000, $915,000 and $725,000, respectively, primarily for legal expenses incurred for the suit brought by Freedom Wireless.

Since the timing of ongoing court proceedings is not firmly fixed, we expect to continue to spend up to approximately $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. There can be no assurances that our expenses to defend the Freedom Wireless suit will not exceed our estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Shareholders (the “Annual Meeting”) on June 3, 2003. At the Annual Meeting, the following actions were taken:

1.	The shareholders elected Gerald S. McGowan, Gerald Segel and Daniel E. Somers as Class II Directors to serve three-year terms. The table below outlines the voting results:

	Number of Shares/Votes
	For	Withheld
Gerald S. McGowan	14,206,705	778,906
Gerald Segel	14,202,155	783,456
Daniel E. Somers	14,206,405	779,206

In addition, Frederick J. von Mering, Paul R. Gudonis, Jerrold D. Adams, E.Y. Snowden, Brian E. Boyle and Paul Tobin are continuing directors.

2.	The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors by a vote of 14,917,309 shares of Common Stock for, 55,026 shares of Common Stock against and 13,276 shares of Common Stock abstained.

3.	The shareholders ratified the adoption of the amendment to our 2000 Stock Option Plan, increasing the number of shares of Common Stock available for issuance thereunder from 1,250,000 to 1,750,000, by a vote of 12,770,397 shares of Common Stock for, 2,203,338 shares of Common Stock against, and 11,876 shares of Common Stock abstained.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.12	Amendment No. 3 to Boston Communications Group, Inc. 2000 Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

b) Reports on Form 8-K

On April 16, 2003, we filed a current report on Form 8-K to report, under Items 9 and 12, our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	Boston Communications Group, Inc.
(Registrant)

By:	/s/ Karen A. Walker
Karen A. Walker
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)