Form 10-Q
period 2003-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 2003-11-14
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 3, 2003 the Company had outstanding 18,520,890 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, growth of our billing and transaction processing services revenues, billing and transaction processing services gross margin, roaming services revenues, prepaid systems gross margin, engineering, research and development expenditures, sales and marketing expenses, general and administrative expenses, additional capital investments, legal expenses for the Freedom Wireless, Inc. (Freedom Wireless) lawsuit and the belief that the Company does not infringe on the Freedom Wireless patents. These statements are based on the current beliefs and assumptions of management.

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

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$19,487	$31,146
Short-term investments	42,022	23,929
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $1,134 in 2003 and $966 in 2002	18,109	15,739
Inventory	738	583
Deferred income taxes	951	1,603
Prepaid expenses and other assets	2,393	1,745

Total current assets	83,700	74,745
Property and equipment:
Telecommunications systems & software	82,514	70,986
Building and leasehold improvements	10,963	967
Furniture and fixtures	540	466
Systems in development	9,762	5,834

	103,779	78,253
Less allowance for depreciation and amortization	46,360	33,357

	57,419	44,896
Intangible assets, net	980	1,160
Goodwill	3,753	3,753
Long-term investments	1,517	—
Other assets	241	201

Total assets	$147,610	$124,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,284	$863
Accrued expenses	14,011	12,678
Deferred revenue	3,914	4,111
Income taxes payable	1,215	1,912

Total current liabilities	20,424	19,564
Commitments and contingencies
Deferred income taxes	4,614	3,452
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 18,513,790 and 17,640,737 shares issued and outstanding in 2003 and 2002, respectively	185	177
Additional paid-in capital	111,763	102,607
Treasury stock; 273,420, at cost	(2,131)	(2,131)
Retained earnings	12,755	1,086

Total shareholders’ equity	122,572	101,739

Total liabilities and shareholders’ equity	$147,610	$124,755

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES:
Billing and Transaction Processing Services	24,669	$14,522	69,840	$40,982
Roaming Services	924	1,743	2,775	5,017
Prepaid Systems	1,907	1,061	4,390	3,741

	27,500	17,326	77,005	49,740
EXPENSES:
Cost of Billing and Transaction Processing Services revenues*	5,775	4,134	16,779	12,095
Cost of Roaming Services revenues*	910	1,674	2,680	4,715
Cost of Prepaid Systems revenues*	706	444	2,144	1,735
Engineering, research and development	3,365	2,286	9,596	6,363
Sales and marketing	1,618	976	4,701	3,082
General and administrative	2,005	1,433	5,875	4,374
General and administrative – legal expenses	1,350	—	2,990	3,297
Depreciation and amortization	5,132	4,255	14,337	12,876

	20,861	15,202	59,102	48,537
Operating income	6,639	2,124	17,903	1,203
Interest income	287	402	925	1,214

Income before income taxes	6,926	2,526	18,828	2,417
Provision for income taxes	2,632	1,010	7,159	966

Net income	$4,294	$1,516	$11,669	$1,451

Basic net income per common share:
Net income	$0.24	$0.09	$0.65	$0.08
Weighted average common shares outstanding	18,202	17,080	17,897	17,100

Diluted net income per share:
Net income	$0.23	$0.09	$0.62	$0.08
Weighted average common shares outstanding	18,797	17,518	18,672	17,499

*	exclusive of depreciation, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$11,669	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,337	12,876
Deferred income taxes	1,814	967
Income tax benefit from exercise of stock options	2,323	—
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	(2,121)
Inventory	(155)	191
Prepaid expenses and other assets	(688)	211
Accounts payable, accrued expenses and deferred revenue	1,557	(2,190)
Income taxes payable	(697)	3

Net cash provided by operating activities	27,790	11,388

INVESTING ACTIVITIES
Purchases of property and equipment	(26,680)	(15,918)
Purchases of short-term investments	(33,943)	(4,498)
Sales of short-term investments	15,850	6,103
Purchase of long-term investments	(1,517)	—

Net cash used in investing activities	(46,290)	(14,313)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	6,158	58
Proceeds from issuance of common stock	683	536
Repurchase of common stock	—	(1,458)
Repayment of capital leases	—	(740)

Net cash provided by (used in) financing activities	6,841	(1,604)

Decrease in cash and cash equivalents	(11,659)	(4,529)
Cash and cash equivalents at beginning of period	31,146	37,646

Cash and cash equivalents at end of period	19,487	$33,117

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Revenues are recognized in accordance with Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition”.

The Company earns Billing and Transaction Processing Services revenues in various ways, depending on the type of transaction. Revenues for each of these services are recognized as the services are provided.

1) Prepaid Wireless Services - the Company principally earns revenues by processing prepaid wireless minutes and/or transactions for its carrier customers, which are billed in arrears net of any penalties incurred related to outages on the platform;

2) Payment Services - the Company earns revenues by processing transactions on behalf of its carrier customers’ subscribers; and

3) Voyager Billing and Customer Care - the Company earns revenues by generating a subscriber’s monthly bill on behalf of its carrier customers.

Billing and Transaction Processing Services revenues also include amounts for licensing fees, special projects and implementations, which are typically recognized ratably over the remaining life of the contract with the respective carrier. For multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value.

The Company earns Roaming Services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming Services revenues are recorded net of unbillable amounts and amounts that are estimated to be uncollectible based on historical experience. Roaming services revenues are recognized when the service is provided.

The Company typically recognizes revenue for its prepaid systems business from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are recognized ratably over the term of the contract period, which is generally one year, based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate.

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. The Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred in 2002 due to the lengthy and unpredictable proceedings, which had made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation costs continue to be accounted for in accordance with the Company’s general accounting policy.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including definite-lived intangible assets, and assesses the recoverability of these assets in accordance with Statement of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets may be impaired because of a change in anticipated use or technology, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or use of a discounted cash flow method, whichever is more appropriate under the circumstances involved.

In accordance with Statement of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142), goodwill is no longer amortized but is subject to annual impairment tests. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When impairment indicators arise, goodwill is reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors.

For impairment tests of goodwill, the goodwill is attributed to the billing and transaction processing services and prepaid systems businesses as a single unit. As a result, the enterprise-wide approach, which is based on the market value of the Company’s common stock, is utilized to determine if an impairment loss exists.

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

Had compensation expense for the Company’s stock plans been recorded consistent with FAS 123, the pro forma net income and net income per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$4,294	$1,516	$11,669	$1,451
Add: Stock-based employee compensation expense included in reported net income		—		—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(655)	(626)	(1,954)	(1,878)

Pro forma net income (loss) per share:	$3,639	$890	$9,715	$(427)

Basic net income (loss) per share:
As reported	$0.24	$0.09	$0.65	$0.08
Pro forma	$0.20	$0.05	$0.54	$(0.03)
Diluted net income (loss) per share:
As reported	$0.23	$0.09	$0.62	$0.08
Pro forma	$0.19	$0.05	$0.52	$(0.02)

3.	Contingencies

Legal

In March 2000, Freedom Wireless, Inc. (Freedom Wireless) filed a suit against the Company and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless and seeks damages in an unspecified amount as well as injunctive relief. A ruling that the Company infringed the Freedom Wireless patents could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. The suit is still in the discovery phase. The Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art and other reasons.

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, the Company recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by its outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which had made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, the Company began accounting for costs related to this case as incurred. As a result, for the three and nine-month period ended September 30, 2003, the Company recorded charges of $1.4 million and $3.0 million, respectively, primarily for legal expenses incurred for the suit brought by Freedom Wireless.

The Company expects to incur additional legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. If Freedom Wireless prevails in this case, the amount of damages could be substantial and the Company’s business, financial condition and results of operations would be materially adversely affected.

From time to time, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that it will prevail. However, the Company does not believe that any of these current matters (other than the Freedom Wireless matter discussed above) will have a material adverse effect on its consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on its consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

Indemnifications

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires certain guarantees to be recorded at fair value as opposed to the previous practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote.

The Company has agreed to indemnification provisions in certain of its agreements with customers and its leases of real estate in the ordinary course of its business.

With respect to customer agreements, these provisions generally obligate the Company to indemnify the customer against losses, expenses, liabilities and damages that may be awarded against the customer in the event the Company’s systems or services infringe upon a patent or other intellectual property right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in certain respects, including but not limited to geographical limitations and the right to replace or modify an infringing product or service. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of these agreements. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnifications and no material claims are outstanding as of September 30, 2003.

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

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for:

	Three months ended September 30,		Nine months ended September 30,
(in 000’s, except per share amounts)	2003	2002	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$4,294	$1,516	$11,669	$1,451

Denominator:
Denominator for basic net income per share	18,202	17,080	17,897	17,100
Effect of dilutive employee stock options	595	438	775	399

Denominator for diluted net income per share	18,797	17,518	18,672	17,499

Basic net income per common share	$0.24	$0.09	$0.65	$0.08

Diluted net income per common share	$0.23	$0.09	$0.62	$0.08

5.	Segment Reporting

(in thousands, except percentages)

Three months ended September 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$24,669	$924	$1,907	$27,500

Gross margin	$18,894	$14	$1,201	$20,109

Gross margin percentage	77%	2%	63%	73%

2002
Revenues	$14,522	$1,743	$1,061	$17,326

Gross margin	10,388	69	617	11,074

Gross margin percentage	72%	4%	58%	64%

Nine months ended September 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$69,840	$2,775	$4,390	$77,005

Gross margin	$53,061	$95	$2,246	$55,402

Gross margin percentage	76%	3%	51%	72%

2002
Revenues	$40,982	$5,017	$3,741	$49,740

Gross margin	28,887	302	2,006	31,195

Gross margin percentage	70%	6%	54%	63%

6.	Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the consensus of Issue No. 00-21, which did not have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is currently assessing the impact of the provisions of FIN 46; the adoption of which is not expected to have a material effect on its financial position or results of operations.

7.	Subsequent Events

On November 11, 2003, a class action lawsuit was brought against the Company and two of its senior executives in the United States District Court for the District of Massachusetts, on behalf of a putative class of purchasers of the Company’s common stock between June 12, 2003 and July 16, 2003 inclusive (the “alleged class period”). The lawsuit claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys’ fees and costs. The lawsuit asserts, among other things, that during the alleged class period defendants did not adequately disclose the status of the Company’s relationship and discussions with Verizon Wireless, one of the Company’s customers. The Complaint also includes allegations regarding sales by the two individual defendants, both before and during the alleged class period. The Company intends to contest the lawsuit vigorously and believes that it and the two executive officers named as defendants have highly meritorious defenses to the allegations set forth in the lawsuit. The Company is not presently able to estimate the potential losses, if any, related to this lawsuit.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of real-time subscriber management services to the wireless industry through a combination of proprietary software applications, a carrier-class hosted environment, a voice resource network and a service and support organization. With our solutions, wireless carriers can bring new services to market to meet the ever-changing demands of the wireless consumer. Our transaction processing solutions for real-time wireless subscriber management, payment services, billing and customer care can be deployed separately or in combination, giving operators maximum flexibility in how our solutions are integrated to legacy environments. Our solutions provide carriers with a distinct competitive advantage by empowering them to attract, retain and maximize the value of subscribers, while lowering the cost associated with customer care, payment processing and churn.

We operate our billing and transaction processing services and roaming services businesses as a business process outsourcer, primarily in the United States. Our prepaid systems business sells turnkey systems primarily to international wireless carriers. We sell our products and services to our wireless carrier customers through our direct sales force.

In the third quarter of 2003, we generated quarterly revenues of $27.5 million and diluted earnings per share of $0.23. These results were driven by the growth in our billing and transaction processing services revenues, which increased 70% over the third quarter of 2002 to $24.7 million for the three months ended September 30, 2003. The increase in billing and transaction processing revenues principally resulted from an increase in our prepaid subscriber base as well as our average billed minutes of use (includes minutes of use processed by our platform from which we earn revenues). The increase in our subscriber base resulted from additional subscriber growth from our existing carrier customers who marketed their offerings more competitively, as well as subscribers from our carrier customers who launched new programs in the latter part of 2002, including Cingular Wireless, Nextel Communications, in association with BOOST Mobile™, and ALLTEL.

Verizon Wireless accounted for 49% of our total revenues in 2002 and 51% of our total revenues for the nine months ended September 30, 2003. Verizon Wireless has requested that we provide support services to assist Verizon Wireless in testing its own internal prepaid platform in 2004, which could potentially displace the prepaid services we currently provide Verizon Wireless. While we continue to provide Verizon Wireless with prepaid wireless services and work to retain this business, we are also continuing with our strategy to offer new and existing solutions to current and prospective customers. However, there can be no assurance that Verizon Wireless’ revenue can be replaced if it is lost.

We are currently a defendant in a federal lawsuit commenced by Freedom Wireless alleging we and several wireless carriers infringe two Freedom Wireless patents. A ruling that we infringe these patents could significantly restrict our ability to conduct business and would obligate us to indemnify other defendants in this lawsuit. During the nine months ended September 30, 2003, we incurred $3.0 million in legal costs, or approximately $0.10 per share after taxes, primarily for the continued defense of the Freedom Wireless patent infringement suit. We expect to incur, on average, approximately $1 million per quarter (before taxes) for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. Accordingly, we expect that the fourth quarter, 2003 legal charges will approximate $1.0 million to $1.4 million. While we cannot predict the outcome of this case or estimate when the matter might be resolved, we remain confident that we do not infringe the Freedom Wireless patents and that the patents are invalid in light of prior art and other reasons.

The specifics of each segment’s revenues and gross margins are discussed in greater detail below.

Segment Data

(in thousands, except percentages)

Three months ended September 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$24,669	$924	$1,907	$27,500

Gross margin	$18,894	$14	$1,201	$20,109

Gross margin percentage	77%	2%	63%	73%

2002
Revenues	$14,522	$1,743	$1,061	$17,326

Gross margin	10,388	69	617	11,074

Gross margin percentage	72%	4%	58%	64%

Nine months ended September 30,	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$69,840	$2,775	$4,390	$77,005

Gross margin	$53,061	$95	$2,246	$55,402

Gross margin percentage	76%	3%	51%	72%

2002
Revenues	$40,982	$5,017	$3,741	$49,740

Gross margin	28,887	302	2,006	31,195

Gross margin percentage	70%	6%	54%	63%

Billing and Transaction Processing Services

Billing and transaction processing services revenues increased 70% to $24.7 million for the three months ended September 30, 2003 from $14.5 million for the three months ended September 30, 2002 and increased 70% to $69.8 million for the nine months ended September 30, 2003 from $41.0 million for the nine months ended September 30, 2002. Billing and transaction processing services revenues consist primarily of revenues from our prepaid wireless services, but also include revenues from our voyager billing and customer care and payment services. The revenue increase for the three and nine month periods ended September 30, 2003 compared to the corresponding periods in the prior year was primarily a result of the 50% increase in the subscriber base to 3.6 million as of September 30, 2003 from 2.4 million as of September 30, 2002. The increase in our subscriber base resulted from additional subscriber growth from our existing carrier customers, as well as subscribers from our carrier customers who launched new programs in the latter part of 2002. The revenue increase also resulted from an increase in average billed minutes of use per subscriber to 113 for the three-month period ended September 30, 2003 and to 111 for the nine-month period ended September 30, 2003, from 95 for the three-month period ended September 30, 2002 and from 92 for the nine-month period ended September 30, 2002. The higher billed minutes of use resulted primarily from an increase in the number of digital subscribers on our network and increased average billed usage. Finally, our revenue increased approximately 4% due to the revenues resulting from our acquisition of Infotech Solutions. These revenue increases were offset by a decrease of approximately 14% in our average billed rate per minute compared to the three-month period in the prior year and an approximate 19% decrease compared to the nine-month period in the prior year, principally due to carriers availing themselves of our volume pricing discounts.

Gross margins for billing and transaction processing services increased to 77% of billing and transaction processing services revenues for the three months ended September 30, 2003 from 72% of such revenues for the same period in the prior year and increased to 76% of billing and transaction processing services revenues for the nine months ended September 30, 2003 from 70% of such revenues for the same period in the prior year. The improvement in gross margin principally resulted from the significant increase in billing and transaction processing service revenues that leveraged our existing infrastructure. While billing and transaction processing services costs are predominantly fixed, these costs increased for the nine months ended September 30, 2003 to support new business and the additional operating costs of our new data center in Bedford, Massachusetts. For the fourth quarter of 2003, we expect that the gross margin will remain consistent as a percentage of revenue.

Roaming Services

Roaming services revenues decreased 47% to $924,000 for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002 and decreased 45% to $2.8 million for the nine months ended September 30, 2003 from $5.0 million for the nine months ended September 30, 2002. The decrease in roaming services revenues was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities and therefore decreased the need for this service. We anticipate that these trends will continue and therefore, roaming services revenues are expected to continue to decrease approximately 45% in 2003 from the previous year.

Gross margins for roaming services declined to 2% for the three months ended September 30, 2003 compared to 4% for the three months ended September 30, 2002 and decreased to 3% of roaming services revenues for the nine months ended September 30, 2003 compared to 6% for the nine months ended September 30, 2002. The decrease primarily resulted from lower revenues and the resulting lower absorption of fixed costs.

Prepaid Systems

Prepaid systems revenues increased to $1.9 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. Prepaid systems revenues increased 17% to $4.4 million for the nine months ended September 30, 2003 from $3.7 million for the nine months ended September 30, 2002. The increase in prepaid systems revenues primarily resulted from an increase in system sales as well as recurring and non-recurring service contracts. Our prepaid system sales levels are not easily predictable and often fluctuate on an annual and quarter-to-quarter basis.

Gross margins for prepaid systems increased to 63% of prepaid systems revenues for the three months ended September 30, 2003 from 58% for the three months ended September 30, 2002 but decreased to 51% for the nine months ended September 30, 2003 from 54% for the nine months ended September 30, 2002. The increase for the three months ended September 30, 2003 was due mainly to a greater portion of revenue generated from higher-margin recurring and non-recurring service contracts, whereas the decrease for the nine-month period was the result of a decline in higher margin expansion sales and the sale of a third party product integrated with our systems at lower than normal margins in the second quarter of 2003. Prepaid systems gross margin is expected to approximate 50% in the fourth quarter of 2003.

Operating Data

	Three months ended September 30,
	2003		2002
($ in thousands)	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$27,500	100%	$17,326	100%
Engineering, research and development	3,365	12%	2,286	13%
Sales and marketing	1,618	6%	976	6%
General and administrative	2,005	7%	1,433	8%
General and administrative – legal	1,350	5%	0	0%
Depreciation and amortization	5,132	19%	4,255	25%

	Nine months ended September 30,
	2003		2002
($ in thousands)	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$77,005	100%	$49,740	100%
Engineering, research and development	9,596	12%	6,363	13%
Sales and marketing	4,701	6%	3,082	6%
General and administrative	5,875	8%	4,374	9%
General and administrative – legal	2,990	4%	3,297	7%
Depreciation and amortization	14,337	19%	12,876	26%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of new and existing services. Due to the increase in revenues, engineering, research and development expenses decreased to 12% of total revenues for both the three and nine months ended September 30, 2003, compared to 13% for the three and nine months ended September 30, 2002. The increase in absolute dollars resulted from additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business, our Infotech Solutions Corporation (Infotech) acquisition, as well as additional resources added to support our growth and new business. We expect engineering, research and development expenditures to remain relatively consistent as a percentage of revenue for the fourth quarter of 2003.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses remained consistent at 6% of total revenues for the three and nine months ended September 30, 2003 and 2002. In absolute dollars, sales and marketing expenses increased primarily to support our voyager billing and customer care product from our Infotech acquisition, our increased investment in the payment services business, and our overall growth. We expect sales and marketing expenses to remain relatively consistent as a percentage of revenue for the fourth quarter of 2003.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support. General and administrative expenses declined to 7% of total revenues for the three months ended September 30, 2003 compared to 8% for the three months ended September 30, 2002 and declined to 8% of total revenues for the nine months ended September 30, 2003 compared to 9% for the nine months ended September 30, 2002. In absolute dollars, general and administrative expenses increased due to expenses related to our Infotech Solutions acquisition, additional resources to support our overall growth and higher bonuses earned based on financial performance. We expect general and administrative expenses to remain relatively consistent as a percentage of revenues for the fourth quarter of 2003.

General and administrative expenses – legal expenses

General and administrative legal expenses consist of $1.4 million for the three months ended September 30, 2003, $3.0 million for the nine months ended September 30, 2003 and $3.3 million for the nine months ended September 30, 2002, primarily for legal expenses to defend the patent infringement suit initiated by Freedom Wireless. We expect to incur, on average, approximately $1 million per quarter (before taxes) for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. Accordingly, we expect that the fourth quarter, 2003 legal charges will range between $1.0 million and $1.4 million.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture, equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Depreciation and amortization expense decreased to 19% of total revenues for the three months ended September 30, 2003 compared to 25% for the three months ended September 30, 2002 and decreased to 19% of total revenues for the nine months ended September 30, 2003 compared to 26% for the nine months ended September 30, 2002. The decrease as a percentage of revenues was principally due to the increase in revenues. The increase in absolute dollars was primarily due to additional equipment and software purchased and developed to support our growth and the building we purchased in February 2003 that currently houses our second data center.

Interest income

Interest income decreased 29% to $287,000 for the three months ended September 30, 2003 from $402,000 for the three months ended September 30, 2002 and decreased 24% to $925,000 for the nine months ended September 30, 2003 from $1.2 million for the nine months ended September 30, 2002. Interest income is earned primarily from investments and declined in 2003 due to lower interest rates in the marketplace.

Provision for income taxes

The income tax provision of $2.6 million and $7.2 million for the three and nine months ended September 30, 2003, respectively, yielded a 38% income tax rate compared to an income tax provision of $1.0 million for the three and nine months ended September 30, 2002, respectively, that yielded a 40% rate. The decrease in the income tax rate is primarily due to the recognition of net operating loss carryforwards.

Acquisition

In October 2002, we completed the acquisition of Infotech, a privately-held provider of billing software solutions for wireless carriers, providing us with an outsourced billing product to offer postpaid and hybrid prepaid/postpaid, real-time billing services to wireless carriers. We paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of Infotech. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. Additional contingent cash consideration of up to $3.5 million may be paid to Infotech, based on attaining certain defined annual revenue targets in calendar years 2003 through 2005. Any contingent consideration payments will be accounted for as additional goodwill. The fair values of assets acquired and liabilities assumed were determined based on fair values as of the date of acquisition. Identifiable intangible assets are comprised of acquired technology and customer contracts and are being amortized over five years. The results of operations of Infotech are included in our condensed consolidated statement of operations from the date of acquisition.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $61.5 million at September 30, 2003 compared to $55.1 million at December 31, 2002. Net cash provided by operations of $27.8 million for the nine months ended September 30, 2003 resulted from net income of $11.7 million, adjustments for depreciation and amortization of $14.3 million and the income tax benefit from exercise of stock options of $2.3 million. In addition, there was an increase in accounts payable and accrued expenses of $1.6 million primarily due to capital purchases that were not yet paid for. These amounts were partially offset by an increase of $2.4 million in our accounts receivable due to increased revenue.

Our investing activities utilized $46.3 million of net cash for the nine months ended September 30, 2003. We spent approximately $10.0 million for the purchase of our new building, $13.9 million for telecommunications systems equipment and software to expand and enhance our voice resource network and real-time billing and transaction processing platform and $2.8 million for internally capitalized labor. We also paid $1.5 million in premiums for company-owned life insurance policies, which are classified as long-term investments, to fund our defined benefit plan. In addition, we purchased $18.1 million in short-term investments, net of sales. We anticipate that over the next three months we will make capital investments of approximately $5.3 million for additional equipment and software to support enhanced feature capabilities and growth of our billing and transaction processing services. Also, we may pay additional contingent cash consideration of up to $3.5 million to Infotech Solutions beginning in 2004, based on attaining certain defined annual revenue targets in calendar years 2003 through 2005. We intend to finance such investments or contingent consideration payments from short-term investments or cash flow generated from operations.

Our financing activities provided cash of $6.8 million during the nine months ended September 30, 2003 due to proceeds from the exercise of stock options and the issuance of common stock.

We have non-cancelable operating lease commitments for office space and equipment, many of which are renewable at our option, as well as various other commitments under which we are contractually obligated beyond the current period. Future payments due under non-cancelable agreements are as follows for the remaining three months of this year and the years ending December 31, (in thousands):

Commitments
2003	$630
2004	2,224
2005	1,652
2006	441
2007 and beyond	168

Total payments due	$5,115

We believe that our cash and short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2003, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	Material trading activities in non-exchange traded commodity contracts; or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, capitalized software and labor, legal expenses, accruals, revenue, contingencies and litigation. We base our estimates on historical experience, known trends and events and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates under different assumptions or conditions.

We believe the following policies to be our most critical policies in the preparation of our consolidated financial statements:

Revenue Recognition and Allowance for Bad Debts

Our revenue recognition policy is significant because revenue is a key component affecting our operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. We follow very specific and detailed guidelines in recognizing revenue; however, certain judgments relating to the elements required for revenue recognition affect the application of our revenue policy. Revenue results are difficult to predict and any shortfall in revenue, changes in judgments concerning recognition of revenue, changes in uncollectible or bad debt estimates, changes in mix, amount of international sales or delay recognizing revenue, could cause operating results to vary significantly from quarter to quarter.

We recognize our revenues in accordance with Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition”. We earn billing and transaction processing services revenues in various ways, depending on the type of transaction. For prepaid wireless services, we earn revenues principally by processing prepaid wireless minutes, net of any penalties incurred related to outages on our platform. For payment services, we earn revenues by processing transactions on behalf of carriers’ subscribers and for voyager billing and customer care, we earn revenues by generating a subscriber’s monthly bill. For license fees, special projects and implementation services, revenues are typically recognized ratably over the remaining life of the contract with the carrier. For multiple element arrangements, we determine the fair value of each element based on our vendor-specific objective evidence for that element and allocate total revenue from these arrangements to each element based on its fair value.

We earn roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming services revenues are recorded net of unbillable amounts and amounts that are estimated to be uncollectible based on historical experience. We believe that our estimates fairly represent the anticipated amounts to be disputed. Each of these revenues is recognized when the service is provided.

For our prepaid systems business, we typically recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate.

In addition to recording revenues net of any penalties incurred related to outages on the prepaid platform and estimated amounts that may be disputed, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we record reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet their financial obligations), estimates of amounts recoverable could be adversely affected. We believe that our allowance for billing adjustments and doubtful accounts fairly represents the potential amount of bad debt we could incur.

Legal Costs

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 2 to the Condensed Consolidated Financial Statements, we are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable proceedings, which have made it difficult to reasonably estimate legal costs in the suit. Other litigation is accounted for in accordance with our general accounting policy.

Research and Development, Software Development Costs and Costs Capitalized for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll-related costs of development of computer software, primarily for coding and testing of software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll-related costs to deploy assets for internal use are capitalized until the asset is placed in service. We have financial controls in place, which include reviews by management and finance personnel of time reports submitted by employees to ensure that costs capitalized are appropriate. We make judgments regarding the specific time that can be capitalized based upon the type of project and type of work being performed. The capitalized costs are subject to an ongoing assessment of recoverability based on management’s judgment, which contemplates the anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Internally capitalized costs totaled $1.0 million for the three months ended September 30, 2003 and 2002. Amortization of capitalized software development costs begins when the product is made available for general release and amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

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

When indicators of impairment exist and the carrying value of long-lived assets and intangible assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which is determined considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds its estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Statement of Operations. Fair value is determined by either a quoted market price or use of a discounted cash flow technique, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. Different assumptions could yield materially different results.

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

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers continues and increased in 2003 as Verizon Wireless represented 51% and Cingular Wireless represented 24% of our consolidated revenues for the nine months ended September 30, 2003. Verizon Wireless and Cingular Wireless are expected to represent a significant percentage of our total revenues for the foreseeable future until new carrier customers and new offerings generate more revenue.

Verizon Wireless has requested that we provide support services to assist Verizon Wireless in testing its own internal prepaid platform in 2004, which could potentially displace the prepaid services we currently provide Verizon Wireless. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated upon 90 days written notice. If Verizon Wireless stops or materially reduces its usage of our prepaid wireless services for any reason, which may include Verizon Wireless providing its own prepaid services in-house, our results of operations and financial condition will be materially adversely affected.

We currently provide prepaid wireless services for Cingular Wireless’s TDMA markets and Cingular Wireless uses other vendors to provide prepaid wireless service in its existing GSM markets. As Cingular Wireless expands the buildout of its GSM network overlay, there is no guarantee that Cingular Wireless will not migrate its existing TDMA prepaid business onto the GSM network or that we would be chosen as a supplier for prepaid services on Cingular Wireless’ Prepaid GSM network. If Cingular Wireless’s TDMA customers migrate to GSM technology, our revenue from this TDMA business would decrease.

We currently provide prepaid wireless services for Nextel, in association with BOOST Mobile, on a trial basis in California and Nevada and we enable roaming for their subscribers in numerous markets around the United States. There can be no assurances that Nextel will utilize our services in the markets in which we currently provide such services beyond the term of the current contract, nor can there be any assurances that Nextel will utilize our services in any markets into which it may expand.

None of our customer contracts are exclusive. Therefore our carrier customers have and continue to use and/or test their own services or services of our competitors in certain markets. In addition, many of our contracts are up for renewal in 2004 and beyond. If and when each of the contracts is renewed, some contractual rates per minute may be lower than in previous years and at lower rates than we have estimated.

In addition, we depend on our wireless carrier customers to market and sell our services to their consumers. We can provide no assurance that they will do so successfully, and therefore, that there will be a significant market for prepaid programs, including our prepaid wireless services offerings.

An unfavorable judgment in the Freedom Wireless lawsuit or any other lawsuit would have a material impact on our business.

In March 2000, Freedom Wireless filed a suit against us and a number of wireless carriers claiming that we and the other defendants infringe a patent of Freedom Wireless. In March 2001, Freedom Wireless amended the complaint to include a continuation patent. Freedom Wireless seeks injunctive relief and damages in an unspecified amount. In addition, we are contractually obligated to indemnify the other defendants for any damages that they incur as a result of any infringement by our technology.

The suit is currently in the discovery phase, and we cannot yet assess our potential liability if we were to lose the case. Our failure to prevail in this matter would have any or all of the following significant adverse effects on our business, financial condition and results of operations:

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

In addition, regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $12.7 million in costs to date to defend this lawsuit. We expect to incur, on average, approximately $1 million per quarter (before taxes) for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. Accordingly, we expect that the fourth quarter, 2003 legal charges will range between $1.0 million and $1.4 million. Moreover, this lawsuit may divert the efforts and attention of our management team from normal business operations. Finally, we may become subject to additional patent infringement lawsuits in the future.

A class action lawsuit has been filed against us, which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

A class action lawsuit has been brought against us and two of our senior executives in the United States District Court for the District of Massachusetts on behalf of a putative class of purchasers of our common stock between June 12, 2003 and July 16, 2003 inclusive. The lawsuit claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys’ fees and costs. The lawsuit asserts, among other things, that during the alleged class period we did not adequately disclose the status of our relationship and discussions with Verizon Wireless, our largest customer. The complaint also includes allegations regarding sales by the two individual defendants, both before and during the alleged class period.

We can provide no assurance as to the outcome of this complaint. Any conclusion of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceeding could harm our ability to compete in the marketplace.

Our business would be materially adversely impacted if we cannot protect our intellectual property.

Our success and ability to compete depends in part upon our proprietary technology and our ability to protect such technology. We have a number of patent applications in process and pending to protect our proprietary technology in the United States and internationally. If these patent applications are not approved, we may not be able to prevent others from using similar technologies and we may be subject to additional patent infringement lawsuits or royalty payments to use the technology. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results.

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

Our operations depend on our ability to maintain our computer, switching and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although we have built redundancy into our network, providing for backup systems, equipment and telecommunications connections, there are still parts of the network that are not redundant at this time. Our new building in Bedford, Massachusetts is operational and currently performs nearly all significant processing functions of our network, but not all portions of the network have been made fully redundant at our Bedford facility. Although the Woburn facility is designed for redundancy, until our Bedford facility becomes fully operational (expected to be in 2004), we will not have complete geographical redundancy. When the Bedford site is operating, we still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

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

We have historically provided our services almost exclusively to wireless carriers. The market for services to wireless carriers is highly competitive and subject to rapid change as new technologies are continually introduced in the wireless marketplace. We anticipate continued growth and competition in the wireless services industry and, consequently, the entrance of new competitors in the future. Our competitors include other providers of prepaid offerings and other services to wireless carriers and the wireless carriers themselves, who provide, or can provide, in-house services similar to ours. These wireless carriers, and many of the other service providers, have significantly greater financial and other resources than we do. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our service offerings. We cannot be certain that we will be able to compete successfully with existing or new competitors. Our failure to maintain and enhance our competitive position would limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Variations in volumes of minutes of use generated by our carrier customers’ subscribers;

•	The rates per minute paid by our customers;

•	The impact and acceptance of existing offerings or the introduction of competing products by wireless carriers, including those who are currently our prepaid wireless services customers;

•	Our carriers’ ability to generate additional prepaid subscribers using our services;

•	The extent of our carriers’ emphasis on promoting prepaid services and the timing of related marketing initiatives, including our carriers’ allocation of marketing resources for initiatives other than prepaid wireless services, such as wireless number portability, new technologies, etc.

•	The potential for churn as a result of wireless number portability;

•	Our and our carrier’s ability to minimize the percentage of total prepaid subscribers that terminate service on our network;

•	Decreased demand for our prepaid systems, caused by reductions in capital budgets of our customers, changing technologies, and reasons beyond our control;

•	Changes in the mix of services we provide;

•	Seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year;

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers; and

•	The number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages.

Due to all of the foregoing factors, it is possible that, in some future quarter, our results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

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

Our future success depends in part on our ability to offer a compelling suite of products/services for wireless carriers, including our voyager billing and customer care solution that we purchased from Infotech Solutions. While the integration of Infotech has been progressing well to date, we must continue to successfully integrate Infotech into our business. The continued success of the Infotech acquisition depends on our ability to:

•	Successfully integrate and manage the acquired technology;

•	Retain the necessary key employees of Infotech;

•	Develop, integrate and market services and service enhancements based on the technology we acquired; and

•	Control costs and expenses, as well as the demands on our management associated with the acquisition.

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

The continued decline in both revenue and gross margin of our roaming services business could adversely affect our overall margins and the results of our operations.

We expect that demand for roaming services will continue to decline as consolidation in the wireless industry reduces the number of unregistered roamers and as handset technology continues to improve registered roaming capabilities. Although we have reduced costs to support roaming services and maintain gross margin, there can be no assurance that we will be successful in continuing to do so. If we fail to reduce costs or bad debts at a greater rate than the decline in roaming services revenue going forward, our overall margins and results of operations will be adversely affected.

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

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, we recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by our outside counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which has made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, we began accounting for costs related to this case as incurred. As a result, for the three and nine-month period ended September 30, 2003, we recorded charges of $1.4 million and $3.0 million, respectively, primarily for legal expenses incurred for the suit brought by Freedom Wireless.

We expect to incur, on average, approximately $1 million per quarter (before taxes) for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. Accordingly, we expect that fourth quarter, 2003 legal charges will range between $1.0 million and $1.4 million. There can be no assurances that our expenses to defend the Freedom Wireless suit will not exceed our estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

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

On July 16, 2003, we filed a current report on Form 8-K to report, under Items 9 and 12, our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	Boston Communications Group, Inc. (Registrant)

	By:	/s/ Karen A. Walker

Karen A. Walker Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)