Form 10-K
period 2003-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2004-03-11
CIK 1012887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The approximate aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the NASDAQ National Market on June 30, 2003 was $306,052,703. The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, as of March 9, 2004 was 18,312,624.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding:

•	Continued diversification of our revenue base;

•	Entrance of new competitors in the wireless carrier services market;

•	Legal expenses related to the Freedom Wireless, Inc. (“Freedom Wireless”) lawsuit;

•	Payment of dividends;

•	Earnings per share;

•	Billing and transaction processing services gross margins;

•	Discontinuation of ROAMERplus™ and related consequences;

•	Engineering, research and development expenditures;

•	Sales and marketing expenses;

•	Depreciation and amortization expense;

•	Income tax rate;

•	Capital expenditures;

•	Contributions for the defined benefit plan’s assets;

•	Financing of investments and contingent considerations payments with cash, short-term investments and cash generated by operations; and

•	Continued customer concentration.

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

A number of important factors could cause actual events or actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Certain Factors That May Affect Future Results”, “Quantitative and Qualitative Disclosures About Market Risk” and those set forth in Items 1 and 3 of Part I of this Annual Report on Form 10-K. The factors discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. We do not assume any obligation to update any forward-looking statements made herein.

Item 1. BUSINESS

GENERAL

Boston Communications Group, Inc. (“bcgi”) was incorporated in Massachusetts in 1988 and, since 1991, has provided real-time subscriber management and billing solutions to the wireless industry through a combination of proprietary software applications, a carrier-class hosted environment, a voice resource network and a service and support organization. We also provide roaming solutions to the customers of wireless carriers and assemble and sell prepaid systems, primarily internationally.

HISTORY OF OUR SOLUTIONS

In 1991, we launched our bcgi ROAMERplus™ service. Through this solution, we provided wireless carriers with the ability to better serve their subscribers by offering unregistered roamers the ability to complete calls. This service has generated over $85 million in revenues for carriers since 1991. Because of advances in wireless technology, the need for this service has decreased over time and in February, 2004 we announced that we plan to discontinue this business in the first half of 2004.

We introduced bcgi Prepaid Wireless in mid-1994. Since then, this solution has become the cornerstone of our real-time subscriber management capabilities. Domestically, we offer our end-to-end prepaid wireless solution on a fully hosted, outsourced service bureau basis, similar to an application service provider business model. Our solution combines intelligent networking architecture, which enables efficient call routing, with our transaction processing infrastructure that includes Web-based customer care tools, a deployed network of voice resources to play voice messages and open application programming interfaces to integrate with the existing infrastructure of wireless carriers, including their billing systems and distribution outlets. Our solutions leverage intelligent networking within existing carrier networks and billing infrastructures to cost-effectively meet subscriber acquisition and retention challenges. Our contracts to provide prepaid wireless solutions generally have terms of two to three years.

Internationally, through our Prepaid Systems business, which we acquired from Voice Systems Technology, Inc. in 1996, we offer our prepaid wireless calling solutions to wireless carriers on a turnkey basis.

In July 2002, we launched bcgi Payment Services, a suite of end-to-end, integrated solutions for real-time, assisted and self-serve payment transactions. For these solutions, we unite wireless carriers with multiple financial and content partners and take financial and operational responsibility for the transactions.

In October 2002, we launched bcgi Voyager Billing and Customer Care, which we acquired from Infotech Solutions Corporation (“ISC”). This business provides us with an outsourced billing function to provide postpaid and prepaid billing solutions to wireless carriers. With this solution, we provide all aspects of billing and subscriber management for postpaid and prepaid subscribers.

Please refer to Note 6 of our Consolidated Financial Statements for financial information regarding bcgi’s segments.

BILLING AND TRANSACTION PROCESSING SERVICES

Our billing and transaction processing services business offers three primary solution sets. These are bcgi Real-Time Subscriber Management solutions, bcgi Payment Services and bcgi Voyager Billing and Customer Care. Our billing and transaction processing solutions allow wireless carriers to utilize our proprietary software, our nationwide network and our real-time billing and transaction processing capabilities, enabling such carriers to offer to their subscribers:

•	Real-time, feature-rich prepaid and account control capabilities for voice and data;

•	Convenient and cost-effective ways to both replenish their accounts and to purchase digital content; and

•	Full-featured postpaid and prepaid billing services.

Our proprietary software, proven infrastructure and deep wireless expertise across all of our solutions help carriers reach new market segments, increase subscriber loyalty, build new revenue streams and lower the cost of serving customers. Billing and transaction processing services revenue is derived from solutions delivered using our bcgi TOTALsource model.

Our TOTALsource model is an end-to-end outsourced environment for the deployment of our solutions, allowing carriers to get to market quickly without large capital investments. With TOTALsource, carriers can deploy new solutions by leveraging our expertise as a leading provider of outsourced real-time subscriber management solutions. In a typical TOTALsource relationship, we take responsibility for all aspects of our solutions’ performance including project implementation, ongoing operation and upgrades to the carrier’s application.

bcgi TOTALsource includes:

•	Purchase, deployment and maintenance of all required server hardware and software;

•	Maintenance fees on all hardware and software;

•	7x24 hour database, system administration and application support;

•	Comprehensive implementation support and project management;

•	Training;

•	Reporting and analysis;

•	Carrier-grade service levels;

•	Standard bcgi software releases; and

•	Capacity planning for all solution components we supply, including new hardware purchases when required.

We currently provide one or more of our solutions to several national and large regional U.S. wireless carriers and resellers, including Verizon Wireless, Cingular Wireless, Nextel Communications, Alltel Corporation, Cincinnati Bell Wireless and Dobson Cellular Systems, Inc. In addition, bcgi provides a complementary set of solutions for wireless billing and payment to many mid-size and small regional carriers throughout the United States, allowing them to offer cost-effective, comprehensive postpaid and prepaid services with a wide array of competitive features, including multiple recharge channels and nationwide roaming capabilities.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. Verizon Wireless represented 51% and Cingular Wireless represented 23% of our total consolidated revenues for the twelve months ended December 31, 2003. On July 11, 2003, Verizon Wireless notified us that they intend to test their own prepaid platform in 2004, which could potentially displace the prepaid solution that we currently provide them. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated by either party upon 90 days written notice.

We continue to focus our efforts on diversifying our revenue base through a number of initiatives. These initiatives include, but are not limited to:

•	Launching new and enhanced solutions, such as bcgi Mobile Guardian;

•	Expanding our relationships with new and existing carrier customers; and

•	Evaluating strategic acquisitions to further enhance and expand the suite of solutions we offer.

These initiatives could help to mitigate the potential loss of Verizon Wireless, should they terminate their relationship with us.

bcgi Real-Time Subscriber Management Solutions

To continue to grow profitably in the global wireless environment, we believe carriers need to distinguish themselves by providing a service portfolio that offers the flexibility, freedom and enhanced services that translate into customer satisfaction and loyalty. bcgi’s Real-Time Subscriber Management solutions are built on the bcgi Real-Time Subscriber Management platform, a flexible, 3rd generation partnership project (3GPP)-compliant platform that supports the deployment of intelligent network and other next-generation services. bcgi’s Real-Time Subscriber Management solutions include:

•	bcgi Prepaid Wireless;

•	bcgi Mobile Guardian™; and

•	bcgi Network Governor™.

bcgi’s Real-Time Subscriber Management solutions can be rapidly implemented on a fully outsourced basis using our TOTALsource implementation model to enable carriers to cost effectively improve subscriber acquisition, retention and value. bcgi Prepaid Wireless currently represents the majority of bcgi Real-Time Subscriber Management revenues.

bcgi Prepaid Wireless

According to the Cellular Telecommunications Industry Association, an estimated 53% of the U. S. population owned wireless phones as of December 2003. The greatest number of net new subscribers was added in 2000 and the overall growth rate has slowed since then. As a result, we believe that wireless carriers are looking for new ways to expand their offerings to under-penetrated market segments – the remaining 47% of the U.S. population. Prepaid services enable wireless carriers to target the youth, budget-conscious and credit-challenged segments, which we believe are under-penetrated markets. Morgan Stanley estimates that 35% of net wireless subscriber additions will be prepaid beginning in 2004, growing to 80% by 2010, resulting from total prepaid subscriber growth from approximately 12 million at the end of 2003 to nearly 43 million by the end of 2010. We believe we are well positioned to take advantage of growth opportunities in these untapped segments.

bcgi Prepaid Wireless enables wireless carriers to provide their subscribers, without requiring a contract commitment or term, the ability to make wireless calls on a prepaid basis. Using our service, subscribers can establish an account with a carrier by prepaying a specific dollar amount that is credited toward future service. The wireless carrier then turns over the management of each call that the subscriber initiates or receives to our intelligent network, which is connected to our transaction-processing platform that houses information regarding the status of the subscriber’s prepaid account. Once we validate the subscriber, before each call and prior to the end of each call, our voice network delivers a voice message to the subscriber, informing the subscriber of his or her prepaid account balance. Our platform then calculates the minutes remaining in the subscriber’s account, based on his or her rate plan. The rate plan is typically based on the time of day, origination and destination of the call, free or promotional activities available, etc. This rating is performed in real time, before the call is connected. Armed with this information, our system ensures that the subscriber does not exceed his or her balance by alerting the subscriber when his or her balance is getting low and terminates the call if the subscriber’s balance is depleted. Once the call is completed, the subscriber’s account is updated on a real-time basis by our platform, in accordance with the carrier’s instructions. Our real-time monitoring and rating not only eliminates bad debt and revenue leakage risk, but reduces carrier customer care costs since the subscriber is able to manage his or her account by being informed of the account balance status through our voice network and Web-based customer care applications.

Our solution offers wireless carrier subscribers real-time, assisted and self-serve payment transactions to enable the recharge of prepaid accounts and m-Commerce. Additionally, we unite wireless carriers with multiple financial and content partners and take financial and operational responsibility for the transactions.

Our real-time subscriber management solutions combine a flexible business model with intelligent networking architecture based on a state-of-the-art Signaling System 7, or SS7, network. Our proprietary service integration software enables digital calling features, rating for data services, including Short Message Service (“SMS”), Push-To-Talk (“PTT”) and Multi-media Messaging Services (“MMS”) billing. We combine these features with our transaction processing infrastructure that includes Web-based customer care tools, a deployed network of voice resources to play voice messages and open application programming interfaces to integrate with the existing infrastructure of wireless carriers, including their billing systems and distribution outlets. Carriers implement our end-to-end solutions on a fully-hosted, outsourced service basis, which leverage intelligent networking within existing carrier networks and billing infrastructures to cost-effectively enhance subscriber acquisition, retention and overall value. Our proprietary software, expertise and our use of recognized vendor technologies, including those of Sun Microsystems, Hewlett Packard, EMC, Oracle, Tekelec and Cisco, enable us to deliver premium, high quality, competitive solutions.

Some specific features offered under bcgi Prepaid Wireless include:

•	Operation in all wireless network environments including AMPS, CDMA, TDMA and GSM voice and data networks;

•	Efficient digital network interfaces – using 3GPP-compliant intelligent networking standards or Pre-IN/ISUP;

•	Nortel Networks Corporation (“Nortel”)-certified compliance with GSM’s CAMEL IN standard;

•	Flexible rating engine;

•	Robust extensible markup language (“XML”)-based application program interfaces;

•	Customizable announcement profiles;

•	Intuitive user interfaces;

•	Full voucher/PIN management capabilities; and

•	Cost-effective recharge mechanisms, including credit card, internet, debit, ATM and cash.

bcgi Prepaid Wireless generates revenue principally by charging carriers for each minute of use processed through our network. We record prepaid wireless services revenues net of outage penalties that we may incur based on contracted service level agreements with the carriers. We also generate revenues from other transactions processed, including SMS, PTT and other data services. Additionally, revenue is generated from certain software licenses, implementations and special development services, which we typically recognize over the term of the contract. As minutes of use increase and carriers achieve higher volumes, incremental rates we charge carriers decrease, yielding lower average rates per minute of use. Increased volume has allowed us to reduce incremental pricing as our ability to leverage our scale and fixed cost infrastructure has produced high incremental gross margins.

In early 2004, we signed a contract with Nextel Communications, Inc. to support its BOOST Mobile™ branded prepaid offering. Nextel has announced plans to launch this offering in approximately six or seven new U.S. markets during 2004. This contract represents an expansion of our relationship with Nextel, which began in 2002 with an agreement to support their newly introduced BOOST Mobile branded prepaid offering in California and Nevada. This offering, which is primarily targeted to the youth market, offers desirable features, including Boost 2-Way (PTT), SMS messaging and Java-enabled handsets.

We have provided service to Verizon Wireless, the largest U.S. wireless carrier, and/or its predecessors since 1997. In 2001, Verizon Wireless launched a feature-rich prepaid offering, branded [FREEUP], using our prepaid wireless service. [FREEUP] primarily targets the youth and budget conscious marketplace and is currently one of the leading prepaid offerings in the United States.

We currently provide prepaid wireless services to Cingular Wireless’s TDMA markets through a contract we signed in 2002. Cingular brands its prepaid offering as KiiC, or Keep In Contact. We have supported Cingular and/or its predecessors’ prepaid business since 1996.

Our contract with Alltel Corporation provides enhanced features to support Alltel’s 2002 launch of Simple Freedom, a national wireless service distributed at more than 2,000 Wal-Mart stores and more than 300 Sam’s Clubs nationwide. Using our national prepaid network and existing carrier customer relationships, Simple Freedom gives subscribers access to a local calling area that covers more than 90% of the U.S. population. Alltel, with approximately 8 million wireless customers, is the seventh largest wireless carrier in the U.S. and the largest regional carrier in the country.

We continue to expand the features and rating capabilities of our prepaid wireless solutions to offer additional functionality to our carrier customers and their prepaid subscribers, and we generally release one or two major software upgrades per year. Recent expanded features have included:

•	SMS billing;

•	PTT billing;

•	MMS billing;

•	Billing for data events under the RADIUS standard;

•	Service plans - to more closely simulate postpaid billing features and functionality;

•	Messaging and payment profiles;

•	Additional application program interface support;

•	CSRcare (Web-based customer care application for customer service representatives);

•	Web-based subscriber self care; and

•	Free minute billing support.

We work closely with carriers’ marketing departments to develop sophisticated features and functionality to enable carriers to quickly modify the way they market and sell prepaid solutions to remain competitive.

bcgi Mobile Guardian

Our newest solution, bcgi Mobile Guardian, became commercially available in 2004. bcgi Mobile Guardian is designed to give wireless carriers the ability to provide businesses and families the real-time, Web-based controls they need to manage wireless phone usage and expense among single or multiple users. bcgi Mobile Guardian will enable wireless operators to drive penetration among high-value market segments and reduce churn with a group application that increases subscriber loyalty and satisfaction. Powered by bcgi’s Real-Time Subscriber Management platform, bcgi Mobile Guardian is a proprietary solution that combines intelligent networking with a powerful subscriber management engine. It enables carriers to provide their wireless subscribers with a simple method to set usage parameters, calling allowances and access preferences via an easy-to-use, Web-based interface. bcgi Mobile Guardian operates on top of an enterprise’s or family’s existing rate plan to give the telecom manager or parent real-time control over how the individual phones on his or her plan are used. bcgi Mobile Guardian also has the potential to further diversify our revenue amongst new and existing customers since this solution can serve both postpaid and prepaid subscribers.

bcgi Mobile Guardian helps wireless operators target the enterprise market with a highly-differentiated solution for businesses that provides significant benefits over those currently derived from third-party, post-bill cost-analysis solutions. bcgi Mobile Guardian:

•	Provides corporations with the flexibility to set and update restrictions or monthly allowances to meet their specific requirements;

•	Enables greater control and visibility into employees’ wireless voice usage and data access (e.g., Internet activity, SMS, games, ring tones, etc.); and

•	Preempts conflicts and costs related to reactive management of employees’ wireless use.

To help operators better address the wireless needs of families, bcgi Mobile Guardian eases the decision-making process of parents who are considering purchasing wireless service for their children by mitigating concerns about misuse and cost management. bcgi Mobile Guardian:

•	Helps parents balance their concerns about safety, usage management and financial restraint;

•	Eases the burden and risk of inappropriate wireless use by enabling parents to configure their account to fit the unique needs of their children;

•	Allows parents to set “always available” and/or “never accessible” phone numbers, as well as the days and times when the wireless phone can be used; and

•	Enables emergency calls to “always available” numbers, even if the user’s monthly limit has been reached (unlike prepaid plans).

bcgi Network Governor

bcgi Network Governor helps alleviate two problems faced by carriers offering spending limit or credit limit plans – the increased financial exposure and confusion introduced by out-of-network roaming calls and lack of appropriate real-time subscriber rating and messaging. bcgi Network Governor provides real-time, out-of-network session control and delivery of call detail records to the carrier billing systems and eliminates clearinghouse latency. By circumventing the clearinghouse, records of calls made while a subscriber is roaming outside his or her home territory are delivered directly to the home carrier. Those call records are applied to the subscriber’s account, which is debited accordingly, thereby reducing the risk of a subscriber surpassing his or her limit or generating a negative balance. In addition, bcgi Network Governor’s flexible messaging package improves the subscriber experience, eliminating much of the confusion regarding payments and account status inherent to spending limits plans. Carriers can establish messaging thresholds that trigger a prompt to subscribers, notifying them of account and payment status. bcgi Network Governor can be deployed in combination with existing carrier billing environments or bcgi Voyager Billing and Customer Care.

bcgi Payment Services

bcgi Payment Services solutions offer carriers the ability to deploy a choice of convenient recharge options to their subscribers – whether cash, debit or credit card-based – that can be accessed at ATMs, self-serve kiosks, retail stores, via the Internet and directly from subscribers’ handsets using Wireless Application Protocol (“WAP”), short-dialing codes or voice. Carriers benefit from additional subscriber revenue by utilizing bcgi’s Mobile Commerce Payment Service solution that enables billing for other services, such as downloading ring tones, graphics and other data to subscribers’ phones.

Our low-cost, real-time, micro-transaction payment processing solution is delivered under bcgi’s TOTALsource model and leverages our existing infrastructure to unite carriers with multiple financial and content partners. bcgi takes financial and operational responsibility for the transactions and typically generates revenue by charging carriers a transaction fee for the services performed and paying the financial partners a fee for enabling the transaction.

bcgi Payment Services currently offers the following payment solutions:

•	bcgi Payment Agent Service – enables subscribers to purchase wireless airtime using their debit or credit card via the channel they find most convenient – over the Internet, from their handsets, or from customer service agents;

•	bcgi ATM Recharge Interface – enables subscriber account recharge at participating ATMs, including devices owned and operated by E*Trade. We expect to integrate this solution with ACI Worldwide’s BASE 24 ATM software. Upon integration, ACI will have the ability to license the bcgi ATM Recharge Interface, a fully supported solution for prepaid wireless replenishment at the ATM, to its BASE 24 customers in the U.S.;

•	bcgi Mobile Commerce Payment Service – enables subscriber payment for mobile digital content, including downloads, ring tones, and graphics, from various content providers;;

•	bcgi Distribution Technology Partnership Program – a network of more than 115,000 prepaid recharge locations nationwide, including 6,500 RadioShack® locations and more than 40,000 Western Union offices, as well as leading point-of-sale solutions such as PreCash; and

•	bcgi Merchant Manager – uses the Internet at Point-of-Sale (POS) to enable cost-effective prepaid recharge by reducing the costs of shrinkage, lost sales, and the burden of maintaining prepaid card inventories.

bcgi Voyager Billing and Customer Care

We utilize our bcgi Voyager Billing and Customer Care solution (“voyager”) to offer regional carriers full postpaid billing and operational support services. We have integrated this solution with our suite of solutions to take advantage of our technological capabilities and our ability to sell multiple cost-effective solutions to new and existing customers. We generate revenue by charging our carrier customers a per subscriber fee for each monthly bill that is produced.

Voyager enables carriers to control every aspect of subscriber management – network provisioning, inter-carrier relations, billing, invoicing, customer care, inventory management and retail operations – within one comprehensive system. Voyager integrates with the carrier’s switch to rate calls and allows carriers to generate monthly subscriber invoices. Voyager provides user environments for all levels of carrier applications, including an interface for the provisioning of new plans and services and easy to use interfaces for customer service representatives. It provides a total retail management solution, allowing the carrier to utilize voyager to manage its entire point-of-sale access, including phone number inventory, equipment, accessories and cash drawer. Voyager also offers robust reporting and decision support tools, allowing useful analysis of subscriber usage and trends, enabling carriers to better understand subscriber behavior.

The key features of voyager are as follows:

•	Operates in all wireless network environments including AMPS, CDMA, TDMA and GSM voice and data networks;

•	Supports all types of wireless plans and payment plans, including postpaid, prepaid and hybrid solutions;

•	Provides real-time rating, switch mediation and revenue assurance capabilities;

•	Supports data billing and mediation;

•	Online agent management;

•	Comprehensive retail management system;

•	Advanced reporting capabilities;

•	Electronic bill presentment and payment; and

•	Wireless number portability and number pooling compliance.

PREPAID SYSTEMS

Our prepaid systems business delivers turnkey prepaid wireless solutions that enable our customers, who are primarily international wireless carriers, to own and operate their own prepaid wireless calling service. Our prepaid systems customers have operations throughout the world and we have sold our systems in El Salvador, Nigeria, Guam, Gibraltar, Venezuela, Ecuador, Guatemala, Guyana and several other countries in Central America and the Caribbean. Our prepaid systems business generates revenue through the sale of turnkey systems (including integrated hardware and software) and through maintenance contracts with customers.

ROAMING SERVICES

Our roaming services business has been traditionally utilized to allow unregistered “roamers” attempting to place calls in the serving carrier’s territory to be automatically switched to our proprietary ROAMERplus network which enables payment for and completion of calls. When an unregistered roamer places a call in the carrier’s service area, the carrier’s mobile switching center forwards the call, at our expense, to our proprietary digital call processing system. The roamer is able to complete the call by charging the call to a telephone calling card, a commercial credit card, a prepaid account or as a collect call. We remit a portion of the fee charged to the unregistered roamer to the serving carrier.

We expect to discontinue our ROAMERplus service in the first half of 2004, as the continued decline of revenues prohibits us from viably operating this business. The revenue decline experienced by ROAMERplus is primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities.

ENGINEERING, RESEARCH AND DEVELOPMENT

We have developed proprietary software and interfaces to wireless carriers’ existing infrastructure, enabling us to perform real-time event management and subscriber management functions associated with our prepaid, postpaid and other solutions. These software applications and interfaces include:

•	Call control software and interfaces via digital and intelligent networking standards to carrier switching equipment;

•	Voice resource software for the injection of real-time pre-call and post-call voice messaging;

•	XML-based real-time and File Transfer Protocol (“FTP”)-based near-real-time interfaces to other carrier network equipment;

•	XML and other secure internet interfaces to third-party mobile content providers;

•	Event rating and subscriber management software for the real-time rating and debiting of mobile accounts;

•	Payment authorization software for linking to financial networks (credit card and debit card authorizations);

•	PIN/stored value card creation and management systems;

•	Customer care applications and user interface templates, including integrated voice response and Web-based interactions; and

•	XML-based interfaces to legacy carrier billing and provisioning systems.

We believe that one of our key competitive advantages is our proprietary software. Our future success will depend in large part on our ability to continue to enhance existing solutions and develop new solutions in response to changing market, customer and technological requirements of the wireless industry. An important factor in the future success of our billing and transaction processing services will be our ability to provide, at competitive prices, more functionality and features than those available in other competitive offerings.

We have filed patent applications with the U.S. Patent Office to protect some of our intellectual property and these patent applications are currently pending.

We spent $17.6 million in 2003, $12.0 million in 2002, and $11.4 million in 2001 on engineering, research and development, including capitalized software costs. We expect to continue to devote significant resources to our engineering, research and development efforts in future years.

SALES AND MARKETING

Our sales strategy focuses on establishing and maintaining long-term relationships with our customers. Our business development professionals and their support teams are assigned to groups of wireless carriers, including national and local or regional carriers, generally assigned by region. A consultative sales process is utilized to understand and define customer needs and to determine how our solutions can address their needs. Each business development professional capitalizes on his or her in-depth knowledge of the carriers and our suite of solutions to cross-sell these solutions to current and prospective customers. Our sales cycle can be six to 12 months, or longer.

Our direct sales strategy is complemented by a marketing program that includes participation in industry trade shows and conferences, speaking engagements and public relations. Because our target customers are wireless carriers and resellers, we seek to gain broad industry recognition through carefully selected events and activities specific to the wireless industry.

CUSTOMERS

We provide one or more of our solutions to wireless carriers and resellers of varying size, expertise and capabilities worldwide. We currently provide our billing and transaction processing services to three out of the six largest national wireless carriers in the United States, by number of subscribers. Historically, a significant portion of our total revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to our ten largest customers accounted for approximately 90% of our total revenues in 2003, 92% of our total revenues in 2002 and 90% of our total revenues in 2001. Verizon Wireless accounted for 51% of total revenues in 2003 and 49% of total revenues in 2002. Cingular Wireless accounted for 23% of total revenues in 2003 and 25% of total revenues in 2002.

COMPETITION

The market for providing solutions to wireless carriers is highly competitive and subject to rapid change. A number of companies currently offer one or more of the solutions we provide. In addition, many wireless carriers are providing, or can provide the services we offer in-house. Demand for our services could be affected by trends in the wireless industry, including greater consolidation, technological changes and/or other developments. These developments can make it easier or more cost-effective for wireless carriers to provide certain services themselves and could make it more difficult for us to offer a cost-effective alternative to a wireless carrier’s in-house capabilities. In addition, we anticipate the entrance of new competitors in the wireless carrier services market in the future. Along with the in-house capabilities of the wireless carriers themselves, the following is a list of key competitors by type of solution:

/-------Billing and Transaction Processing Services --------/
bcgi Prepaid Wireless Services	bcgi Voyager Billing and Customer Care	bcgi Payment Services	Prepaid Systems
• Verisign, Inc. • Convergys Corp. • Amdocs, Inc. • Lucent Technologies, Inc. • Telcordia Technologies, Inc. • Ericcson Telecommunications • Telemac Corporation	• Verisign, Inc	• QPASS, Inc. • Valista • Qcomm International, Inc.	• Comverse Technology, Inc. • Lightbridge, Inc. • Ericcson Telecommunications • Technomen • Siemens AG • Sixbell • LogicaCMG

We believe that our competitive advantages in the wireless carrier services industry include the ability to easily integrate with all switch types, wireless system types (GSM, TDMA, CDMA, 2.5G, 3G, etc.) and billing systems. This integration is critical since industry consolidation has resulted in carriers operating multiple different switch types and billing systems across their footprints, requiring prepaid solutions to integrate with all technologies in order to offer nationwide programs. Our other competitive advantages include:

•	Ability to rate and terminate calls in real time;

•	Ability to reduce carrier costs of cash collection and bad debt;

•	Customer care applications, including Web-based care and CSRcare, that reduce carrier operating costs;

•	Quality and breadth of features and functionality;

•	Robust reporting and analysis capabilities;

•	Technical expertise and experience;

•	The size and scale of our prepaid wireless platform, enabling us to competitively price our solutions and cost-effectively process micro transactions;

•	Ability to quickly identify and respond to customer needs and rapidly deploy new features and functionality to enable our customers to be more competitive;

•	Ability to integrate our solutions into carriers’ technological and business processes in order to streamline their operations; and

•	Availability of prepaid nationwide roaming.

We compete on the basis of these factors; however, there can be no assurance that we will be able to continue to compete successfully with our existing competitors or with new competitors.

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

Our wireless carrier customers are regulated at both the federal and state levels. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for our solutions or impede our ability to offer competitive solutions to the wireless market or otherwise have a material adverse effect on our business and results of operations.

EMPLOYEES

As of December 31, 2003, we had a total of 361 full-time and part-time employees. Of these employees, 7 served in our roaming services business, 240 served in engineering, technical operations and software development, 38 served in sales, marketing, product management and client relations, and 76 served in administration and management. None of our employees are represented by a labor union. We believe that our employee relations are good.

BACKLOG

As of December 31, 2003, there was $930,000 in backlog of firm orders for the prepaid systems business compared to $180,000 as of December 31, 2002. We include in backlog only those orders for which we have received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

AVAILABLE INFORMATION

We maintain an internet website at www.bcgi.net. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Each such report is available via a direct link through our website to our filings on the Securities and Exchange Commission EDGAR system or directly from the SEC’s website.

Item 2. PROPERTIES

We lease space at our principal location in Woburn, Massachusetts and our Westbrook, Maine location. We own the facilities at our Bedford, Massachusetts and Tulsa, Oklahoma locations. Our Woburn location currently houses our billing and transaction processing services data and network operations center, as well as our executive headquarters, engineering and software development, sales and marketing, and administrative personnel. Our Bedford, Massachusetts facility currently serves as our redundant data center site and we expect to relocate our operational and administrative functions to this facility in 2004. We believe this new building and our Woburn facility together will accommodate our anticipated growth and data center space needs for the next several years.

The Westbrook facility houses our support functions for our bcgi Voyager Billing and Customer Care solution, including software development and technical support. The Tulsa facility is used for the assembly of systems and houses other support functions for bcgi Prepaid Systems, such as software development, product management and sales support. We also have 31 other smaller leased facilities throughout the United States that house a portion of our voice nodes and certain equipment for our network.

The following list comprises our significant leased facilities:

Location	Square Footage	Expiration Date
Woburn, Massachusetts	64,173	October 2004 - February 2006
Westbrook, Maine	10,679	May, 2006

Item 3. LEGAL PROCEEDINGS

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. If there were a ruling that we infringed the Freedom Wireless patents, it could significantly restrict our ability to conduct business. In addition, we have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. The suit is in the pre-trial phase and various summary judgment motions have been filed by both parties in the case. The Court is expected to rule on these motions in the normal course of its proceedings. We do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons.

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, we recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by our outside legal counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which had made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, we began accounting for costs related to this case as incurred. As a result, for the year ended December 31, 2003, we recorded charges of $4.0 million for legal expenses.

We expect to incur, on average, approximately $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurances that costs to defend the Freedom Wireless suit will not exceed our estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

On November 10, 2003, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between June 12, 2003 and July 16, 2003. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose material adverse information about our business, operations and future prospects, specifically with respect to our contract negotiations with Verizon Wireless. After this initial complaint was filed, three similar actions were filed against us and the same executives in the United States District Court for the District of Massachusetts. These three later-filed complaints purport to be brought on behalf of persons who purchased our common stock between April 16, 2003 and July 16, 2003. On January 29, 2004, the Court held a status conference, at which the Court granted a motion to consolidate the cases.

We intend to vigorously contest these lawsuits and we believe the lawsuits are without merit and that we and the other named defendants have highly meritorious defenses to the allegations made in these lawsuits. We are not presently able to estimate the potential losses, if any, related to these lawsuits.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions are as follows:

Name	Age	Position
Paul J. Tobin	60	Chairman
E.Y. Snowden	49	President and Chief Executive Officer, Director
Karen A. Walker	38	Treasurer, Vice President, Finance and Administration and Chief Financial Officer
William D. Wessman	54	Executive Vice President and Chief Technology Officer
Frederick E. Von Mering	51	Vice President, Corporate Development, Director

Mr. Tobin has over 25 years experience in the telecommunications and wireless industry. Mr. Tobin is one of our founders and has served as our Chairman since 1988. Mr. Tobin also held the position of President from February 1990 until February 1996, and from April 1997 to February 1998. Prior to his tenure with us, Mr. Tobin served as President of Cellular One Boston/Worcester and Portsmouth, NH, and Regional Marketing Manager for Satellite Business Systems (a joint venture of IBM, Comsat and Aetna). Mr. Tobin began his career as a Securities Analyst at Chase Manhattan Bank after receiving his undergraduate degree in Economics from Stonehill College and his M.B.A. in Marketing/Finance from Northeastern University.

Mr. Snowden joined us as President and Chief Executive Officer in February 1998. Prior to that, he served as President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum (“APC/Sprint Spectrum”), where he was responsible for the successful launch of the nation’s first Personal Communications Services (“PCS”) network. Before joining APC/Sprint Spectrum in 1994, Mr. Snowden served as an

Area Vice President at Pacific Telesis Group, where he played an integral role in Pacific Bell’s entry into the PCS market through the development of the business plan for Pacific Bell Mobile Services. Previously, he served as Chief Executive Officer of Universal Optical Company, a manufacturer and marketer of designer eyewear. Mr. Snowden began his career as a Corporate Strategy Consultant and Manager with the Boston Consulting Group. Mr. Snowden currently serves as Director and Secretary of the Board of Directors of the Massachusetts Telecom Council. In addition, Mr. Snowden currently serves as a Trustee for the Tower School in Marblehead, MA. Mr. Snowden holds a B.S. degree in Mathematical Sciences from Stanford University and an M.B.A. from the Harvard Business School.

Ms. Walker, our Chief Financial Officer and Vice President of Finance and Administration, has been with us since 1993. She joined us as Corporate Controller in 1993 and she became Vice President of Finance and Administration in August 1998. In April 1999, she was promoted to the position of CFO. As CFO, Ms. Walker is responsible for overseeing finance, accounting, human resources, investor relations and facilities. She also played an integral part in guiding us through our IPO and follow-on offering. Prior to joining us, Ms. Walker spent over six years at Ernst & Young, LLP, where she earned her C.P.A. and was a Manager in E&Y’s Entrepreneurial Services Group. Ms. Walker holds a B.S. degree in Accounting from Boston College.

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

Mr. von Mering has been involved with the telecommunications and wireless industries for nearly 20 years. Mr. von Mering held the position of Chief Financial Officer from June 1990, when he joined us, until April 1999. Since April 1999, Mr. von Mering has held the position of Vice President, Corporate Development. Prior to joining bcgi, Mr. Von Mering served as Regional Vice President and General Manager for Metromedia’s paging division, and held various positions at Coopers & Lybrand, where he earned his C.P.A. Mr. von Mering was appointed to the Board of Directors of MicroFinancial, Inc. (NYSE:MFI) in 2004 and serves as their Audit Committee Chairman. Mr. von Mering earned an undergraduate degree in Accounting from Boston College and an M.B.A. from Babson College.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information for Common Stock

Our Common Stock is traded on the NASDAQ National Market, under the symbol BCGI. The following table sets forth the high and low sales prices for our Common Stock for each full quarterly period within fiscal years 2003 and 2002.

	2003		2002
	High	Low	High	Low
First Quarter	$16.45	$11.00	$11.40	$6.90
Second Quarter	$20.20	$14.11	$10.84	$7.60
Third Quarter	$22.24	$9.55	$10.85	$6.66
Fourth Quarter	$11.45	$7.60	$14.95	$9.68

Holders

At February 9, 2004, there were approximately 8,500 holders of record of our Common Stock.

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

Item 6. SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our Consolidated Financial Statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Total revenues	$103,191	$70,860	$66,283	$75,570	$64,181
Operating income (loss)	24,831	4,049	(143)	3,506	(2,681)
Income (loss) from continuing operations	16,144	3,356	816	3,710	(1,595)
Income from discontinued operations	—	—	—	6,506	809
Net income (loss)	16,144	3,356	816	10,216	(786)
Basic net income (loss) from continuing operations per common share	0.90	0.20	0.05	0.22	(0.10)
Diluted net income (loss) from continuing operations per common share	0.87	0.19	0.05	0.21	(0.10)
Basic net income from discontinued operations per common share	—	—	—	0.39	0.05
Diluted net income from discontinued operations per common share	—	—	—	0.37	0.05
Basic net income (loss) per common share	0.90	0.20	0.05	0.61	(0.05)
Diluted net income (loss) per common share	$0.87	$0.19	$0.05	$0.58	$(0.05)
Consolidated Balance Sheets Data:
Cash and short-term investments	$66,513	$55,075	$60,253	$54,610	$30,236
Working capital	70,204	55,236	59,230	50,065	38,632
Property and equipment, net	58,638	44,896	38,795	45,037	39,365
Total assets	154,591	124,755	116,553	121,448	99,331
Capital lease obligations, net of current maturities	—	—	—	740	1,828
Shareholders’ equity	$128,201	$101,739	$96,830	$94,697	$79,369

Results for the year ended December 31, 2003 include a charge for general and administrative legal expenses of $4.0 million, primarily for the Freedom Wireless suit.

Results for the year ended December 31, 2002 include a charge for general and administrative legal expenses of $4.3 million, primarily for the Freedom Wireless lawsuit.

Results for the year ended December 31, 2001 include a prepaid systems special charge of $538,000 for accruals, inventory write-downs and severance resulting from the discontinuance of the voice mail product, a charge for general and administrative legal expenses of $3.6 million to accrue for estimated legal expenses, primarily for the Freedom Wireless lawsuit and a special charge of $894,000, principally for the permanent impairment of a cost-based investment.

Results for the year ended December 31, 2000 include an impairment of long-lived assets charge of $1.1 million for a write-down of assets no longer used to support our business, a charge for general and administrative legal expenses of $2.6 million to accrue for estimated legal expenses for the Freedom Wireless lawsuit and additional depreciation of $1.7 million resulting from write-offs of certain retired equipment.

Results for the year ended December 31, 1999 include a special charge for cost of prepaid systems revenues of $1.8 million for reorganization of the prepaid systems business. The charge principally related to expenses associated with inventory write-downs to bring the level of inventory in line with the future sales strategy, as well as severance costs.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

We are a leading provider of real-time subscriber management services to the wireless industry through a combination of proprietary software applications, a carrier-class hosted environment, a voice resource network and a service and support organization. With our solutions, wireless carriers can bring new services to market to meet the ever-changing demands of the wireless subscriber. Our transaction processing solutions for real-time wireless subscriber management, payment services and billing and customer care can be deployed separately or in combination, giving carriers maximum flexibility in how our solutions are integrated to legacy environments. Our solutions provide carriers with distinct competitive advantages by empowering them to attract, retain and maximize the value of subscribers, while lowering the cost associated with customer care, payment processing and churn.

We operate our billing and transaction processing services and roaming services businesses as a business process outsourcer, primarily in the United States. Our prepaid systems business sells turnkey systems primarily to international wireless carriers. We sell our products and services to our wireless carrier customers through our direct sales force.

Our total revenues increased 46% to $103.2 million in 2003 compared to $70.9 million in 2002. The increase was attributable to a 61% increase in our billing and transaction processing service business, partially offset by a 45% decline in roaming service revenues and, to a lesser extent, to an 8% decline in prepaid systems revenues. In 2002, total revenues increased 7% to $70.9 million compared to $66.3 million in 2001. The increase was attributable to a 21% increase in our billing and transaction processing service business, partially offset by a 47% decline in roaming service revenues and, to a lesser extent, a 2% decline in prepaid systems revenue.

Our operating income of $24.8 million in 2003 represents an increase from operating income of $4.0 million in 2002 and an operating loss of $143,000 in 2001. The increase in billing and transaction processing service revenues and our corresponding predominantly fixed-cost infrastructure were the principal drivers for our sequential year-over-year increases in operating income in 2003 and 2002. The specifics of each of our segments’ revenues and gross margin are discussed in greater detail below.

We anticipate that earnings per share for the first quarter of 2004 will approximate $0.19 to $0.21, including approximately $0.03 per share of legal costs, primarily associated with the Freedom Wireless lawsuit. We have not provided guidance for the remainder of 2004 due to the uncertainty of our future relationship with Verizon Wireless. On July 11, 2003, Verizon Wireless requested that we provide support services to assist them in testing their own internal prepaid platform in 2004, which could potentially displace the prepaid solutions we currently provide Verizon Wireless. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated by either party upon 90 days written notice. In an effort to mitigate the impact of this potential loss, we continue to pursue our strategy to diversify our revenue base by offering new and enhanced solutions, expanding relationships with existing customers and evaluating key acquisition opportunities.

Our reportable operating segments consist of billing and transaction processing services, roaming services and prepaid systems. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 of our Consolidated Financial Statements, except that the financial results for our operating segments have been prepared using a management approach. This approach is consistent with the basis and manner in which our management internally analyzes financial information for the purposes of assisting in making internal operating decisions. We principally evaluate performance based on the gross margin of each stand-alone business. Segment disclosure information is included in Note 6 of our Consolidated Financial Statements.

We believe that any impact from inflation is not material.

Segment Data (in thousands except for percentages)

	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Total
2003
Revenues	$94,495	$3,404	$5,292	$103,191
Gross margin	72,283	15	2,504	74,802
Gross margin percentage	76%	0%	47%	72%
2002
Revenues	$58,864	$6,224	$5,772	$70,860
Gross margin	41,870	334	3,237	45,441
Gross margin percentage	71%	5%	56%	64%
2001
Revenues	$48,746	$11,670	$5,867	$66,283
Gross margin	33,681	1,644	2,874	38,199
Gross margin percentage	69%	14%	49%	58%

Billing and Transaction Processing Services

Billing and transaction processing services revenues increased 61% to $94.5 million in 2003 from $58.9 million in 2002 and increased 21% to $58.9 million in 2002 from $48.7 million in 2001. Billing and transaction processing revenues increased in 2003 due to the increase in average billed minutes of use per subscriber per month to an average of 111 for the full year ended December 31, 2003 compared to 96 for the full year ended December 31, 2002. The higher billed minutes of use resulted primarily from our carrier customers promoting more full-featured prepaid offerings, including SMS, data services, PTT, enhanced handsets, etc. In addition, the net increase in our subscriber base of 900,000 subscribers to 3.79 million at December 31, 2003 from 2.89 million at December 31, 2002 contributed to the revenue increase. The increase in the subscriber base resulted from a full year of subscriber additions from Nextel and Alltel, who launched their prepaid offerings with us in the fourth quarter of 2002 and, to a lesser extent, the additional subscriber growth of our existing carrier customers who competitively promoted and enhanced their offerings. These increases were offset by a 15% decrease in our average billed rate per minute as carriers availed themselves of our volume pricing discounts.

The increase in revenues during 2002 resulted from an increase in average billed minutes of use per subscriber per month, resulting from an increase in the number of digital subscribers on our network and increased average usage as our carrier customers promoted more competitively priced and full-featured prepaid solutions. In addition, the increase in our subscriber base to 2.89 million at December 31, 2002 from 1.75 million at December 31, 2001 contributed to the revenue increase. The increase in the subscriber base in 2002 resulted from the additional subscriber growth of our existing carrier customers, who competitively promoted and enhanced their offerings, and new carrier customers, who launched their prepaid offerings with us in 2002, in addition to subscribers added from conversions by Cingular Wireless from markets that were previously served by our competitors’ platforms. These increases were offset by a 23% decrease in our average billed rate per minute as carriers availed themselves of our volume pricing discounts.

Gross margins for billing and transaction processing services increased to 76% of billing and transaction processing services revenues in 2003 from 71% in 2002 and 69% in 2001. The improvement in gross margins in each year resulted from the significant increases in billing and transaction processing service revenues that leveraged our predominantly fixed cost infrastructure. As we enhance our infrastructure to support our new solutions, including bcgi Mobile Guardian, and the additional markets that Nextel plans to launch, we expect that gross margins for billing and transaction processing services will decrease to approximately 74% to 75% of related revenues in the first quarter of 2004.

Roaming Services

Roaming services revenues decreased 45% to $3.4 million in 2003 from $6.2 million in 2002 and decreased 47% in 2002 from $11.7 million in 2001. The decrease in roaming services revenues in each year was primarily attributable to consolidation in the industry and advancements in handset technology that have improved registered roaming capabilities, reducing the need for this service. Gross margins for roaming services decreased to 0% of roaming services revenues in 2003 from 5% in 2002 and 14% in 2001. The decreases resulted primarily from lower revenues and the resulting lower absorption of fixed costs.

As a result of the continued decline in roaming services, we will not continue to offer this service to our customers, and we expect that we will discontinue this business in the first half of 2004. We do not expect any material costs to be recorded related to the discontinuation.

Prepaid Systems

Prepaid systems revenues decreased 8% to $5.3 million in 2003 from $5.8 million in 2002 and decreased 2% in 2002 from $5.9 million in 2001. Prepaid systems revenues decreased in both 2003 and 2002 due to a slight decrease in sales of prepaid systems to international customers.

Gross margins for prepaid systems decreased to 47% of prepaid systems revenues in 2003 compared to 56% in 2002 and increased in 2002 from 49% in 2001. The decrease in gross margins in 2003 compared to 2002 resulted primarily from decreases in both inter-segment sales and sales to external customers. The increase in gross margins in 2002 compared to 2001 primarily resulted from an increase in expansion sales to existing customers, which typically yield higher margins.

We currently price and sell all of our systems to international customers in U.S. dollars. All payments are received in U.S. dollars, which minimizes our need to hedge against foreign currency risk.

Operating Data

($ in thousands)

	2003		2002		2001
	Total	% of Revenue	Total	% of Revenue	Total	% of Revenue
Total revenues	$103,191	100%	$70,860	100%	$66,283	100%
Engineering, research and development expense	12,904	13%	9,014	13%	7,974	12%
Sales and marketing expense	6,087	6%	4,447	6%	4,383	7%
General and administrative expense	7,654	7%	6,078	9%	6,194	9%
General and administrative expense – legal	3,990	4%	4,295	6%	3,629	5%
Depreciation and amortization expense	19,336	19%	17,558	25%	15,882	24%
Impairment of long-lived assets	—	—	—	—	280	0%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. Engineering, research and development expenses were 13% of total revenues in both 2003 and 2002, and 12% in 2001. The increase in absolute dollars in 2003 resulted from additional resources and wages to support the development of our new solutions and the expansion and enhancement of the features and functionality of our billing and transaction processing services business. The increases in absolute dollars and as a percentage of total revenue in 2002 resulted from additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business. We intend to continue to increase our engineering, research and development expenditures to support ongoing and future development and enhancements of our new and existing solutions. As a result of these factors, we expect engineering, research and development expenses to increase in the first quarter of 2004, compared to the fourth quarter of 2003.

18

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses remained consistent with 2002 at 6% of revenues and increased in absolute dollars due to additional wages, partially a result of higher commissions, as well as the full year of expenses from the Infotech acquisition and an increased investment in bcgi Payment Services. Sales and marketing expenses declined to 6% of total revenues in 2002 from 7% in 2001. This decrease resulted from leveraging our predominantly fixed costs as well as our success in effectively managing costs. Sales and marketing expenses are expected to increase in absolute dollars and as a percentage of revenues in the first quarter of 2004 compared to the fourth quarter of 2003, as we invest in the marketing and promotion of our newest solutions, including bcgi Mobile Guardian.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide our administrative support. Total general and administrative expenses decreased to 7% of revenues for the year ended December 31, 2003 compared to 9% in 2002 and 2001. The increase in absolute dollars in 2003 compared to 2002 was due to additional wages, a full year of expenses from the Infotech acquisition and higher costs associated with enhanced regulatory requirements for public companies. The decrease in percentage terms compared to 2002 was due to overall increased revenues.

General and administrative expenses – legal charges

General and administrative legal expenses totaled $4.0 million in 2003, $4.3 million in 2002 and $3.6 million in 2001 and were incurred primarily for legal expenses to defend the patent infringement suit initiated by Freedom Wireless. These legal expenses are expected to approximate $1 million per quarter until the Freedom Wireless matter is resolved. However, costs may vary from quarter to quarter depending on the timing of proceedings.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Depreciation and amortization expense decreased to 19% of total revenues in 2003 compared to 25% in 2002 and in 2002 and 24% in 2001. The increase in absolute dollars in 2003 compared to 2002 was due to more capital deployed to support growth and continued enhancements in billing and transaction processing services and, to a lesser extent, due to a full year of depreciation expense related to the purchase of our Bedford, Massachusetts facility and a full year of amortization of intangible assets from the Infotech acquisition. The increase in 2002 compared to 2001 primarily resulted from additional equipment and software purchased and developed to support our growth. We expect that depreciation and amortization will increase in 2004 as our purchases for platform improvements are placed in service in 2004 and to support the roll-out of our new solutions, including bcgi Mobile Guardian.

Impairment of long-lived assets

We recognized pre-tax charges of $280,000 in 2001 related to the write-down of hardware and software no longer used in our prepaid systems business due to the discontinuance of our voice mail system solution.

Interest income, net

Interest income decreased to $1.2 million in 2003 compared to $1.6 million in 2002 and decreased in 2002 compared to $2.4 million in 2001. Interest income was earned primarily from investments, which were purchased using the cash generated from operations, from the sale of our teleservices business in 2000 and from the proceeds from our public offerings. Although our combined cash and investment positions increased throughout 2003, lower average interest rates during the period resulted in decreased levels of interest income in 2003 compared to 2002. The decrease in interest income in 2002 was also due to lower interest rates in the marketplace.

Other expense

A non-recurring charge of $894,000 for the year ended December 31, 2001 resulted primarily from the permanent impairment of a cost-based investment.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2003 was 38% compared to 40% for the years ended December 31, 2002 and 2001. The income tax rate decreased in 2003 due to the utilization of state net operating loss carryforwards that had not been valued. Excluding this benefit recognized in 2003, our tax rate approximates the statutory rate. Our income tax rate is expected to return to approximately 40% in 2004.

Acquisition

In October 2002, we completed the acquisition of ISC, a privately-held provider of billing software solutions for the wireless marketplace, providing us with an outsourced postpaid billing service for wireless carriers. We paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of ISC. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The fair values were determined by an independent appraiser and were based on fair values as of the date of acquisition. Identifiable intangible assets are comprised of acquired technology and customer contracts and are being amortized over five years. We accrued $424,000 at December 31, 2003 for cash consideration payable to ISC based on qualified revenues earned in 2003 under the terms of the acquisition agreement. This $424,000 was recorded as an increase to goodwill and is payable no later than March 31, 2004. We may be required to pay additional contingent cash consideration of up to $3.1 million based on ISC attaining certain defined annual revenue targets in 2004 and 2005. Any additional cash consideration payments to ISC will be accounted for as additional goodwill. The results of operations of ISC are included in our consolidated statements of operations from the date of acquisition.

Selected Quarterly Operating Results

The following table sets forth certain unaudited quarterly results of our operations for the eight quarters in the two-year period ended December 31, 2003, including such amounts expressed as a percentage of total revenues. This quarterly information is unaudited, prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, which you should read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)

	Three months ended
	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Revenues:
Billing and Transaction Processing Services	$24,655	$24,669	$24,097	$21,074	$17,882	$14,522	$14,321	$12,139
Roaming Services	629	924	914	937	1,207	1,743	1,691	1,583
Prepaid Systems	902	1,907	1,427	1,056	2,031	1,061	1,360	1,320

Total revenues	26,186	27,500	26,438	23,067	21,120	17,326	17,372	15,042
Expenses:
Cost of Billing and Transaction Processing Services revenues	5,433	5,775	6,014	4,990	4,899	4,134	4,092	3,869
Cost of Roaming Services revenues	709	910	856	914	1,175	1,674	1,589	1,452
Cost of Prepaid Systems revenues	644	706	871	567	800	444	588	703
Engineering, research and development	3,308	3,365	3,362	2,869	2,651	2,286	2,104	1,973
Sales and marketing	1,386	1,618	1,516	1,567	1,365	976	977	1,129
General and administrative	1,779	2,005	1,985	1,885	1,704	1,433	1,523	1,418
General and administrative – legal expense	1,000	1,350	725	915	998	—	—	3,297
Depreciation and amortization	4,999	5,132	4,813	4,392	4,682	4,255	4,493	4,128

Total operating expenses	19,258	20,861	20,142	18,099	18,274	15,202	15,366	17,969
Operating income (loss)	6,928	6,639	6,296	4,968	2,846	2,124	2,006	(2,927)
Interest income, net	289	287	302	336	338	402	401	411

Income (loss) before income taxes	7,217	6,926	6,598	5,304	3,184	2,526	2,407	(2,516)
Provision (benefit) for income taxes	2,742	2,632	2,511	2,016	1,279	1,010	962	(1,006)

Net income (loss)	$4,475	$4,294	$4,087	$3,288	$1,905	$1,516	$1,445	$(1,510)

Basic earnings (loss) per share	$0.25	$0.24	$0.23	$0.19	$0.11	$0.09	$0.08	$(0.09)

Diluted earnings (loss) per share	$0.24	$0.23	$0.22	$0.18	$0.11	$0.09	$0.08	$(0.09)

	As a Percentage of Total Revenues
	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
Revenues:
Billing and Transaction Processing Services	94%	90%	91%	91%	84%	84%	82%	81%
Roaming Services	2	3	4	4	6	10	10	10
Prepaid Systems	4	7	5	5	10	6	8	9

Total revenues	100	100	100	100	100	100	100	100
Expenses:
Cost of Billing and Transaction Processing Services revenues	21	21	23	22	23	24	24	26
Cost of Roaming Services revenues	3	3	3	4	6	10	9	10
Cost of Prepaid Systems revenues	2	3	3	2	4	3	3	5
Engineering, research and development	13	12	13	12	13	13	12	13
Sales and marketing	5	6	6	7	6	6	6	8
General and administration	7	7	7	8	8	8	9	9
General and administration- legal expense	4	5	3	4	5	—	—	22
Depreciation and amortization	19	19	18	19	22	24	25	27

Total expenses	74	76	76	78	87	88	88	119
Operating income (loss)	26	24	24	22	13	13	12	(19)
Interest income, net	1	1	1	1	2	2	2	3

Income (loss) before income taxes	27	25	25	23	15	15	14	(17)
Provision (benefit) for income taxes	10	10	10	9	6	6	6	(7)

Net income (loss)	17	15	15	14	9	9	8	(10)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, capitalized software and labor, long-lived assets, goodwill and intangible asset impairment, legal expenses, contingencies and litigation. We base our estimates on historical experience, known trends and events and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates under different assumptions or conditions.

We believe the following policies to be our most critical policies in the preparation of our consolidated financial statements:

Revenue Recognition and Allowance for Bad Debts

Our revenue recognition policy is critical because revenue is a key component affecting our operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. We follow very specific and detailed guidelines in recognizing revenue; however, certain judgments relating to the elements required for revenue recognition affect the application of our revenue policy. Revenue results are difficult to predict and any shortfall in revenue, changes in judgments concerning recognition of revenue, changes in uncollectible or bad debt estimates, changes in mix, amount of international sales or delays in recognizing revenue, could cause operating results to vary significantly from quarter to quarter.

We recognize our revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and application of Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We earn billing and transaction processing services revenues in various ways, depending on the type of transaction. For bcgi Prepaid Wireless, we earn revenues principally by processing prepaid wireless minutes, net of any penalties incurred related to outages on our platform. For bcgi Payment Services, we earn revenues by processing transactions on behalf of wireless carriers’ subscribers. For bcgi Voyager Billing and Customer Care, we earn revenues by generating a subscriber’s monthly bill. Each of these revenues is recognized when the service is provided. For license fees, special projects and implementation services, revenues are typically recognized ratably over the remaining life of the contract with the carrier. For multiple element arrangements, we determine the fair value of each element based on our specific objective evidence for that element and allocate total revenue from these arrangements to each element based on its fair value.

We earn roaming services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming services revenues are recognized when the service is provided and are recorded net of unbillable amounts and amounts that are estimated to be uncollectible based on historical experience. We believe that our estimates fairly represent the anticipated amounts to be disputed.

For our prepaid systems business, we typically recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period. Vendor-specific objective evidence of fair value is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate.

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

Legal Costs

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 2 to the Consolidated Financial Statements, we are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable proceedings, which had made it difficult to reasonably estimate legal costs for the lawsuit.

Research and Development, Software Development Costs and Costs Capitalized for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or for the deployment of assets for internal use are capitalized. The direct labor and payroll-related costs of development of computer software, primarily for coding and testing of software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. We make judgments regarding the specific time that can be capitalized based upon the type of project and type of work being performed. The capitalized costs are subject to an ongoing assessment of recoverability based on management’s judgment, which contemplates the anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Internally capitalized costs totaled $3.8 million for the year ended December 31, 2003 and $4.0 million for the year ended December 31, 2002. Amortization of capitalized software development costs begins when the solution is made available for general release and amortization of internal use costs begins when the related asset is first placed into service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long-Lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which result in an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which are determined considering a number of factors including past operating results, budgets, economic projections, market trends and solution development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds the estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Statement of Operations. Fair value is determined by either a quoted market price or use of a present value technique, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. Different assumptions could yield materially different results.

For impairment tests of goodwill, we have determined that our goodwill is attributed to our billing and transaction processing services unit because this unit comprises the majority of our assets and revenues. As such, we utilize the enterprise-wide approach, which is based on the aggregate market value of our common stock, to determine the fair value our reporting segments and compare that to our consolidated net book value to determine if an impairment loss exists.

In October 2002, we acquired Infotech Solutions Corporation and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1 million related to billing software solutions for the wireless marketplace as well as customer contracts of $200,000. The fair value of these assets was determined by management, based in part upon information supplied by the management of the acquired business and a valuation analysis prepared by an independent appraiser. The valuation of completed technology was primarily based on future cash flow projections over the estimated economic life adjusted for an incremental obsolescence rate discounted to present value. We estimated that the useful life of the acquired technology is five years. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial position or results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised, 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (FAS 132, Revised). FAS 132, Revised is meant to improve financial statement disclosures for defined benefit plans. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to providing enhanced annual disclosures, FAS 132, Revised also provides for enhanced quarterly disclosures of information related to pension and other postretirement benefit costs. FAS 132, Revised applies to all fiscal periods ending after December 15, 2003. We have adopted the provisions of FAS 132, Revised, which did not have a material effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased 21% to $66.5 million at December 31, 2003 compared to $55.1 million at December 31, 2002, primarily due to cash generated by operations. Net cash provided by operations of $39.1 million in 2003 resulted from $16.1 million in net income, along with adjustments for depreciation and amortization of $19.3 million, deferred income taxes of $3.9 million and the tax benefit from the exercises of stock options of $3.5 million. Offsetting these increases was an overall increase in net operating assets of $3.8 million, primarily driven by an increase in accounts receivable of $2.6 million.

Our investing activities utilized $57.4 million of net cash for the year ended December 31, 2003. We spent approximately $10.0 million for the purchase and improvement of our new building, $19.0 million for telecommunications systems equipment and software to expand and enhance our real-time subscriber management network and billing and transaction processing platform and $3.8 million for internally capitalized labor. Also, we purchased investments to fund our defined benefit plan, the balance of which totaled $1.7 million as of December 31, 2003. In addition, we purchased $22.9 million in short-term investments, net of sales. We anticipate that we will make capital investments of approximately $17 to $18 million in 2004. Also, in addition to the $424,000 of cash consideration owed to ISC for 2003, we may pay additional contingent cash consideration of up to $3.1 million through 2005. This contingency is based on ISC attaining certain defined annual revenue targets in 2004 and 2005. We expect to contribute approximately $1.5 million to fund our defined benefit plan assets in the second quarter of 2004, and we intend to continue to make such contributions for the foreseeable future. We intend to finance such investments or contingent consideration payments from short-term investments or cash flow generated from operations.

Our financing activities provided cash of $6.9 million during 2003 due entirely to proceeds from the exercise of stock options and the corresponding issuance of common stock.

We believe that our cash, short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months and for the foreseeable future thereafter.

We have non-cancelable operating lease commitments for office space and equipment, many of which are renewable at our option as well as various other commitments for equipment and telecommunications services under which we are contractually obligated beyond the current period. The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

		Payment due by period
	Total	within 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating leases	$3,666	$1,763	$1,803	$100	$—
Purchase commitments	2,012	1,600	321	91	—

Total	$5,678	$3,363	$2,124	$191	$—

Off Balance Sheet Arrangements

During 2003, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	Material trading activities in non-exchange traded commodity contracts, or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

Certain Factors That May Affect Future Results

The loss or significant reduction of business from one of our major customers, including Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. This concentration of customers continues as Verizon Wireless represented 51% and Cingular Wireless represented 23% of our consolidated revenues for the twelve months ended December 31, 2003. Verizon Wireless and Cingular Wireless are expected to represent a significant percentage of our total revenues for the foreseeable future.

On July 11, 2003, Verizon Wireless requested that we provide support services to assist them in testing their own internal prepaid platform in 2004, which could potentially displace the prepaid solutions we currently provide Verizon Wireless. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated by either party upon 90 days written notice. If Verizon Wireless stops or materially reduces its usage of our prepaid wireless services for any reason, which may include Verizon Wireless providing its own prepaid services in-house, our results of operations and financial condition will be materially adversely affected. Additionally, if Verizon Wireless were to renew its prepaid wireless services agreement with us, we expect their pricing and, therefore our revenues, would decrease.

We currently provide prepaid wireless solutions for Cingular Wireless’s TDMA markets and Cingular Wireless uses other vendors to provide prepaid wireless service in its existing GSM markets. As Cingular Wireless expands the build-out of its GSM network overlay, there is no guarantee that Cingular Wireless will not migrate its existing TDMA prepaid business onto the GSM network or that we would be chosen as a supplier for prepaid solutions on Cingular Wireless’ GSM network. If Cingular Wireless’ prepaid TDMA customers migrate to GSM technology, our revenue from this TDMA business would decrease. Our current contract with Cingular Wireless expires in the first half of 2005.

Not all of our customer contracts are exclusive. Therefore, our carrier customers have used and/or tested and continue to use and/or test their own services or services of our competitors in certain markets. In addition, many of our contracts are up for renewal in 2004 and beyond. If and when each of the contracts is renewed, some contractual rates may be lower than in previous years and at lower rates than we have estimated.

In addition, we depend on our wireless carrier customers to market and sell our solutions to consumers. We can provide no assurance that they will do so successfully, and therefore, that there will be a significant market for prepaid programs, including our prepaid wireless solutions.

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

The suit is in the pre-trial phase and various summary judgment motions have been filed by both parties in the case. The court is expected to rule on these motions in the normal course of proceedings. We cannot yet assess our potential liability, if any. Our failure to prevail in this matter would have any or all of the following material adverse effects on our business, financial condition and results of operations:

•	Injunctive relief against us, which could significantly restrict our ability to conduct our business;

•	An adverse judgment against us for significant monetary damages;

•	A settlement on unfavorable terms;

•	Obligations to the other defendants to indemnify them for damages;

•	Obligations to customers for breach of a contractual warranty of non-infringement; and/or

•	A requirement to reengineer our prepaid processing solution to avoid patent infringement, which would likely result in additional expense and delay.

Regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $13.7 million in legal costs as of December 31, 2003 to defend this lawsuit, and we expect to incur approximately $1 million per quarter in legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. Moreover, this lawsuit may divert the efforts and attention of our management team from normal business operations. Finally, we may become subject to additional patent infringement lawsuits in the future.

If we experience outages in our network, we will be subject to financial penalties that could adversely affect our business and operating results.

Each quarter, we have experienced network outages, some of which have resulted in significant reductions in revenue due to penalty clauses contained in certain of our carrier customer contracts. There can be no assurance that we will successfully support and enhance our real-time subscriber management network and billing and transaction processing platform effectively or that our network will successfully support current and future growth. Any failure to successfully support current and future growth, or an increase in the frequency or duration of outages would reduce our revenue and damage our reputation.

Our operations depend on our ability to maintain our computer and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although we have built redundancy into our network, providing for backup systems, equipment and telecommunications connections, there are still parts of the network that are not redundant at this time. Our Bedford, Massachusetts building is operational and currently performs nearly all significant processing functions of our network, but not all portions of the network have been made fully redundant at our Bedford facility. Although the Woburn facility is designed for redundancy, until our Bedford facility becomes fully operational (expected to be in the second quarter of 2004), we will not have complete geographical redundancy. When the Bedford site does become fully operational, we still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

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

We may never realize the anticipated benefits of any acquisitions.

A key part of our growth and diversification strategy is to engage in acquisitions. We regularly review future acquisition opportunities. There can be no assurance that we will be able to identify any appropriate acquisition candidates or that any identified acquisition opportunities will be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, among other things:

•	Possible decreases in capital resources or dilution to existing stockholders;

•	Difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and the services or products of the acquired company;

•	Difficulties of operating a new business;

•	Potential inherited liability for the past actions of the acquired company;

•	Risk that any acquired company’s internal controls may not be adequate;

•	Diversion of management’s attention from other business concerns;

•	Limited ability to predict future operating results of the acquired company; and

•	Potential loss of key employees and customers of the acquired company.

In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

We may not be able to effectively manage the expansion of our business, which would adversely impact our ability to offer competitive solutions and grow.

We have expanded our operations rapidly, creating significant demands on our management, administrative, operational, development and financial personnel and other resources. Any additional expansion by us may further strain our management, financial and other resources. There can be no assurance that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Inability of our management to manage operational changes effectively, would materially and adversely affect the quality of our solutions, our ability to retain key personnel and our business, financial condition and results of operations.

If we do not continue to develop and offer more functionality and features in our solutions at competitive prices, including the new solutions currently in our pipeline, we will not be able to compete effectively and our business will be materially and adversely affected.

Our business will not be successful if we do not develop and offer more functionality and features in our solutions than those available in competitive offerings or if we are unable to develop new solutions to offer our carrier customers. In addition, we may be unable to leverage our existing infrastructure to provide enhancements to our current solutions or new solutions cost-effectively. If we cannot develop and provide more functionality and features than our competitors, if we cannot sell our new solutions to our customers, or if we are unable to keep our costs down to provide new and enhanced solutions, we would likely lose market share or be required to reduce our margins, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not continue to upgrade our software and hosting environment as new wireless technologies evolve, including but not limited to SIM, 2.5G and 3G technologies, we may lose existing and prospective customers.

The market for our solutions is very competitive and depends on the growth and health of the wireless industry and wireless carriers.

We have historically provided our solutions almost exclusively to wireless carriers. The market for solutions to wireless carriers is highly competitive and subject to rapid change as new technologies are continually introduced in the wireless marketplace. We anticipate continued growth and competition in the wireless services industry and, consequently, the entrance of new competitors in the future. Our competitors include independent providers of prepaid and other solutions to wireless carriers and the wireless carriers themselves who provide, or can provide, in-house services similar to ours. These wireless carriers, and many of the independent service providers, have significantly greater financial and other resources than we do. In addition, the wireless industry is subject to consolidation, which could potentially result in the loss of carrier customers and/or subscribers. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our service solutions. We cannot be certain that we will be able to compete successfully with existing or new competitors. Our failure to maintain and enhance our competitive position would limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

A class action lawsuit has been filed against us, which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

A class action lawsuit has been brought against us and two of our senior executives in the United States District Court for the District of Massachusetts on behalf of a putative class of purchasers of our common stock between April 16, 2003 and July 16, 2003 inclusive. The lawsuit claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages, attorneys’ fees and costs. The lawsuit asserts, among other things, that during the alleged class period we failed to disclose material adverse information about our business, operations and future prospects.

We can provide no assurance as to the outcome of this complaint. Any conclusion of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding could be substantial, even if such litigation or proceedings could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceeding could harm our ability to compete in the marketplace.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Variations in volumes of minutes of use generated by our carrier customers’ subscribers;
•	Rates per minute paid by our customers;

•	Impact and acceptance of existing solutions or the introduction of competing solutions by wireless carriers, including those who are currently our prepaid wireless services customers;

•	Our carriers’ ability to generate additional prepaid subscribers using our solutions;

•	Extent of our carriers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our carriers’ allocation of marketing resources for initiatives other than prepaid wireless services, such as wireless number portability, data services, new technologies, etc.

•	Our and our carrier’s ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	Decreased demand for our prepaid systems, caused by reductions in capital budgets of our customers, changing technologies, and other reasons beyond our control;

•	Changes in the mix of solutions we provide;

•	Seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year;

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers; and

•	Number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages.

Due to all of the foregoing factors, it is possible that in some future quarter our results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

To provide our solutions, we depend on a number of third-party software, hardware and service vendors and our business, financial condition and results of operations would be materially adversely affected if we are unable or delayed in our ability to obtain these components and applications.

Our operations are supported by many hardware components and software applications from third-party vendors, sometimes licensed from single vendors. There can be no assurance that these vendors will continue to license these components and applications to us or that they will do so at reasonable prices. In addition, there can be no assurance that these hardware components and software applications will function in accordance with specifications agreed upon by us and our vendors. If we cannot obtain these components and applications from our existing vendors, we may not be able to timely procure or develop replacement software and hardware at commercially reasonable costs, or at all. If we are unable to do so, we may be required to delay the development or sale of our current or future solutions, which would materially and adversely affect our business, financial condition and results of operations. In addition, MCI (formerly WorldCom, Inc.), who currently provides certain telecommunications services to us, has filed for Chapter 11 bankruptcy. Although we have backup and redundancy plans in place, if there are any significant decreases in service levels, or if MCI is no longer able to provide certain services to us, our business would suffer during the transition period to a replacement carrier.

Changes in international economic conditions could harm our prepaid systems business.

We currently price and sell all of our prepaid systems to international customers in U.S. dollars. In addition, many prepaid systems customers are multinational corporations. We currently receive payments in U.S. dollars in order to protect us from foreign currency fluctuations. However, in the future, prepaid systems sales to foreign countries may result in losses due to devaluation of foreign currencies or other international business conditions beyond our control.

Changes in assumptions related to the expected discontinuation of our roaming services business could adversely affect our overall margins and the results of our operations.

We have announced that we are winding down the roaming services business with final shutdown anticipated to be completed in the first half of 2004. Although there are no material costs expected to be recorded for the closure of this business, certain unforeseen contingencies could arise related to shut-down which could adversely affect the results of our operations.

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

Proposals to intensify or reduce government regulations of the wireless telephone industry continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for our solutions or impede our ability to offer competitive solutions to the wireless market or otherwise have a material adverse effect on our business, financial condition and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, since our investments are generally conservative in nature and are of a relatively short duration and some are held to maturity, interest rate risk is mitigated.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K:

Boston Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,960	$14,346
Short-term investments	63,553	40,729
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $878 in 2003 and $966 in 2002	18,386	15,739
Inventory	679	583
Deferred income taxes	1,260	1,603
Prepaid expenses and other assets	2,121	1,745

Total current assets	88,959	74,745
Property and equipment:
Building, land and leasehold improvements	10,989	967
Telecommunications systems & software	86,418	70,986
Furniture and fixtures	540	466
Systems in development	10,789	5,834

	108,736	78,253
Less allowance for depreciation and amortization	50,098	33,357

	58,638	44,896
Intangible assets, net	920	1,160
Goodwill	4,177	3,753
Other assets	1,897	201

Total assets	$154,591	$124,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,844	$863
Accrued expenses	12,363	12,623
Deferred revenue	3,788	4,111
Income taxes payable	760	1,912

Total current liabilities	18,755	19,509
Non-current liabilities:
Accrued pension liability	632	55
Deferred income taxes	7,003	3,452

Total non-current liabilities	7,635	3,507
Commitments and contingencies
Shareholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, voting, par value $.01 per share, 35,000,000 shares authorized; 18,522,448 and 17,640,737 shares issued at December 31, 2003 and 2002, respectively	185	177
Additional paid-in capital	112,962	102,607
Treasury Stock (273,420 in 2003 and 2002), at cost	(2,131)	(2,131)
Retained earnings	17,230	1,086
Accumulated other comprehensive loss	(45)	—

Total shareholders’ equity	128,201	101,739

Total liabilities and shareholders’ equity	$154,591	$124,755

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
REVENUES:
Billing & Transaction Processing Services	$94,495	$58,864	$48,746
Roaming Services	3,404	6,224	11,670
Prepaid Systems	5,292	5,772	5,867

	103,191	70,860	66,283
EXPENSES:
Cost of Billing & Transaction Processing Services revenues *	22,212	16,994	15,065
Cost of Roaming Services revenues *	3,389	5,890	10,026
Cost of Prepaid Systems revenues *	2,788	2,535	2,846
Cost of Prepaid Systems revenues - special charge	—	—	147
Engineering, research and development	12,904	9,014	7,974
Sales and marketing	6,087	4,447	4,383
General and administrative	7,654	6,078	6,083
General and administrative - legal charges	3,990	4,295	3,629
General and administrative - special charge	—	—	111
Depreciation and amortization	19,336	17,558	15,882
Impairment of long-lived assets	—	—	280

	78,360	66,811	66,426

Operating income (loss)	24,831	4,049	(143)
Interest income, net	1,214	1,552	2,393
Other expense - special charge	—	—	(894)

Income before income taxes	26,045	5,601	1,356
Provision for income taxes	9,901	2,245	540

Net income	$16,144	$3,356	$816

Net income per common share:
Basic	$0.90	$0.20	$0.05
Diluted	$0.87	$0.19	$0.05
Weighted average common shares outstanding:
Basic	17,984	17,134	17,092
Diluted	18,633	17,637	17,737

*	exclusive of depreciation, which is shown separately below (see Note 6)

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Treasury Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2000	101,420	$(673)	17,078,988	$171	$98,285	$(3,086)	$—	$94,697
Exercise of stock options	—	—	127,756	1	823	—	—	824
Issuance of common stock under employee stock purchase plan	—	—	86,537	1	492	—	—	493
Net income	—	—	—	—	—	816	—	816

Balance at December 31, 2001	101,420	(673)	17,293,281	173	99,600	(2,270)	—	96,830
Exercise of stock options	—	—	274,118	3	1,848	—	—	1,851
Tax benefit from stock option exercises	—	—	—	—	623	—	—	623
Issuance of common stock under employee stock purchase plan	—	—	73,338	1	536	—	—	537
Repurchase of common stock	172,000	(1,458)	—	—	—	—	—	(1,458)
Net income	—	—	—	—	—	3,356	—	3,356

Balance at December 31, 2002	273,420	(2,131)	17,640,737	177	102,607	1,086	—	101,739
Exercise of stock options	—	—	806,281	8	6,216	—	—	6,224
Tax benefit from stock option exercises	—	—	—	—	3,455	—	—	3,455
Issuance of common stock under employee stock purchase plan	—	—	75,430	—	684	—	—	684
Net income	—	—	—	—	—	16,144	—	16,144
Securities valuation adjustment, net of tax	—	—	—	—	—	—	(45)	(45)

Comprehensive income	—	—	—	—	—	—	—	16,099

Balance at December 31, 2003	273,420	$(2,131)	18,522,448	$185	$112,962	$17,230	$(45)	$128,201

See accompanying notes

Boston Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$16,144	$3,356	$816
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19,336	17,558	15,882
Deferred income taxes	3,894	1,161	649
Tax benefit from stock option exercises	3,455	623	—
Impairment of long-lived assets	—	—	280
Impairment of cost-based investment	—	—	600
Changes in operating assets and liabilities:
Accounts receivable	(2,647)	(4,532)	2,979
Inventory	(96)	453	(141)
Prepaid expenses and other assets	(415)	(237)	(200)
Accounts payable and accrued expenses	242	640	(4,866)
Deferred revenue	(323)	1,300	(362)
Other liabilities	632	—	—
Income taxes payable	(1,152)	1,239	(811)

Net cash provided by operations	39,070	21,561	14,826

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(3,734)	—
Purchase of short-term investments	(45,969)	(24,481)	(24,621)
Sale of short-term investments	23,100	6,359	6,125
Purchase of long-term investments	(1,657)	—	—
Purchase of property and equipment	(32,838)	(23,195)	(9,314)

Net cash used for investing activities	(57,364)	(45,051)	(27,810)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	6,224	1,851	824
Proceeds from issuance of common stock	684	537	493
Repurchase of common stock	—	(1,458)	—
Repayment of capital lease obligations	—	(740)	(1,186)

Net cash provided by financing activities	6,908	190	131

Decrease in cash and cash equivalents	(11,386)	(23,300)	(12,853)
Cash and cash equivalents at beginning of year	14,346	37,646	50,499

Cash and cash equivalents at end of year	$2,960	$14,346	$37,646

See accompanying notes.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS

Boston Communications Group, Inc. (the “Company”) provides real-time subscriber management and billing solutions to the wireless industry through a combination of proprietary software applications, a carrier-class hosted environment, a voice resource network and a service and support organization. The Company also provides roaming solutions to the customers of wireless carriers and assembles and sells prepaid systems, primarily internationally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include 100% of the Company’s accounts and operations and all of its wholly-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

Revenues are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and application of Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

The Company earns Billing and Transaction Processing Services revenues in various ways, depending on the type of transaction:

1)	bcgi Real-Time Subscriber Management solutions - the Company principally earns revenues by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform;

2)	bcgi Payment Services - the Company earns revenues by processing transactions on behalf of wireless carrier’s subscribers; and

3)	bcgi Voyager Billing and Customer Care - the Company earns revenues by generating a subscriber’s monthly bill.

Revenues for each of these solutions are recognized as the services are provided.

Billing and Transaction Processing Services revenues also include amounts for licensing fees, development projects and implementations, which are typically recognized ratably over the remaining life of the contract with the respective carrier. For multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value.

The Company earns Roaming Services revenues by processing wireless calls for unregistered wireless subscribers who have roamed outside of their service area. Roaming Services revenues are recognized when the service is provided.

The Company typically recognizes revenue for its Prepaid Systems business from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred. The fair value of installation revenue, based on vendor-specific objective evidence, is deferred until the entire installation is complete. Revenues from maintenance and support services are recognized ratably over the term of the contract period, which is generally one year, based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate.

All revenues are recorded net of unbillable amounts and amounts that are estimated to be uncollectible based on historical experience. A reserve for billing adjustments and doubtful accounts is recorded based on historical experience or specific identification of an event necessitating a reserve.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of municipal auction rate securities and institutional money market funds.

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The Company has classified all of its short-term investments as available-for-sale, and are thus reported at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. The components of the Company’s available-for-sale securities were as follows as of December 31, (in thousands):

	2003	2002
Bond mutual funds	$13,925	$—
Corporate notes	9,000	14,419
Municipal auction rate securities	30,800	16,800
Annuities	9,828	9,510

Total Available for Sale Securities	$63,553	$40,729

Investments that mature in more than three months but less than 36 months are considered short-term investments because the Company views its available-for-sale portfolio as available for use in its current operations. The Company’s short-term investments are invested in bond mutual funds, corporate notes, municipal auction rate securities and annuities maturing in less than thirty-six months.

Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized costs approximate fair values for all of these securities. Realized gains and losses for 2003, 2002 and 2001 were not material. Unrealized losses of $45,000, net of tax of $30,000, were recorded in 2003. Unrealized gains and losses were $0 in 2002 and 2001.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Consolidated Financial Statements, the Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which had made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy, and generally, the Company develops an estimate of probable costs in consultation with the Company’s outside legal counsel who is handling the case. There can be no assurances that the Company’s expenses will not exceed its estimate.

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

Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of shareholders’ equity. Other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive loss was $45,000, $0 and $0 in 2003, 2002 and 2001, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term investments and accounts receivable.

The Company maintains cash, cash-equivalents, short-term investments and long-term investments with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution, thereby mitigating credit risk.

The Company’s Billing and Transaction Processing Services allow wireless carriers throughout the United States to utilize its network and real-time billing and transaction processing capabilities, enabling such carriers to offer prepaid wireless calling to their subscribers, offer various ways to replenish their accounts, offer ways to purchase digital content and to provide their subscriber’s with a monthly postpaid wireless bill. The Company’s Roaming Services enable individuals to place wireless calls from service areas that are not covered by traditional roaming agreements. These calls are forwarded by wireless carriers to us for processing and the Company is responsible for billing, collecting and any associated bad debt risk. Each transaction is small in size and the Company minimizes credit risk by validating appropriate billing information. In addition, the Company sells prepaid systems internationally, principally in North and South America and Africa. The Company generally does not require collateral from its customers, although upfront payments for a portion of the total sale are sometimes required prior to shipment. The Company has roaming and billing and transaction processing services agreements with, and sells its systems to numerous carriers.

The Company’s accounts receivable as of December 31, 2003 includes three customers whose balances represent 49%, 20% and 11% of net accounts receivable, respectively. The Company’s accounts receivable as of December 31, 2002 includes two customers whose balances represented 48% and 32% of net accounts receivable, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company’s top 10 customers accounted for 90%, 92% and 90% of its total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues, as a percentage of total revenues, to major customers for the years ended December 31,:

	2003	2002	2001
Verizon Wireless (B,R)	51%	49%	33%
Cingular Wireless (B,R)	23%	25%	28%

Revenue from these customers was generated from the following businesses:

B – Billing and Transaction Processing Services

R - Roaming Services

Inventory

Inventory, which consists of computer hardware and electronic components, is recorded at the lower of cost (first-in, first-out method) or market. Inventory is categorized as follows as of December 31, (in thousands):

	2003	2002
Raw materials	$369	$321
Work in process	310	262

	$679	$583

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Systems in development represent internally capitalized labor and purchased hardware and software to be used in the Company’s voice resource network and transaction billing platform that are not yet placed into service and will be depreciated between 3 and 5 years.

Research and Development, Software Development Costs and Costs Obtained for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll related costs of development of computer software, primarily for the coding and testing of the software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on the Company’s anticipated use, anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Amortization of capitalized software development costs begins when the solution is made available for general release and internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets might be impaired because of a change in anticipated use or technology, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or a discounted cash flow method, whichever is more appropriate under the circumstances involved.

Goodwill and Other Intangibles

The Company adopted the new rules on accounting for goodwill in the first quarter of 2002 in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the first of the required impairment tests of goodwill and determined that its goodwill was not impaired upon the adoption of FAS 142. The Company also performed the annual impairment test in the fourth quarters of 2003 and 2002 utilizing the enterprise-wide approach, which is based on the aggregate market value of the Company’s common stock, and determined that goodwill was not impaired. The basis of utilizing the enterprise-wide approach is the goodwill is attributed to the billing and transaction processing services and prepaid systems businesses as a single unit.

The effect of no longer amortizing goodwill under FAS 142 is as follows for the years ended December 31, (in thousands except per share amounts):

	2003	2002	2001
Reported net income	$16,144	$3,356	$816
Goodwill amortization (net of taxes)	—	—	364

Adjusted net income	16,144	3,356	1,180

Basic earnings per share:
Reported net income	0.90	0.20	0.05
Goodwill amortization (net of taxes)	—	—	0.02

Adjusted net income	0.90	0.20	0.07

Diluted earnings per share:
Reported net income	0.87	0.19	0.05
Goodwill amortization (net of taxes)	—	—	0.02

Adjusted net income	$0.87	$0.19	$0.07

The Company’s intangible assets, which are assessed for impairment in accordance with FAS 144, acquired through business combinations consisted of (in thousands):

	December 31, 2003		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Acquired technology	$1,000	$233	$1,000	$33
Customer contracts	200	47	200	7

	$1,200	$280	$1,200	$40

The intangible assets are being amortized over a five-year life and the intangible amortization expense was $240,000 and $40,000 for the years ended December 31, 2003 and 2002, respectively. Estimated amortization expense for the four subsequent years ended December 31, is as follows (in thousands):

2004	$240
2005	240
2006	240
2007	200

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under FAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, since the exercise price of options granted under these plans equals the fair market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants.

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 2003, 2002 and 2001: risk-free interest rates of 2.1%, 3.0% and 3.8%, respectively, no dividend yield, expected stock price volatility of 85%, 90% and 100%, respectively, and a weighted-average expected life of the option of 3 years (for all years included). Using the above assumptions, the weighted average fair value of options granted during 2003, 2002 and 2001 was $5.66, $4.65 and $4.55 per share, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for the Company’s Stock Plans been determined consistent with FAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows for the years ended December 31, (in thousands, except per-share information):

	2003	2002	2001
Net income as reported	$16,144	$3,356	$816
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	2,968	2,427	2,314

Pro forma net income (loss)	$13,176	$929	$(1,498)

Basic net income (loss) per share:
As reported	$0.90	$0.20	$0.05

Pro forma	$0.73	$0.05	$(0.09)

Diluted net income (loss) per share:
As reported	$0.87	$0.19	$0.05

Pro forma	$0.72	$0.05	$(0.09)

Basic and Diluted Net Income Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which comprise stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. Accordingly, for the years ended December 31, 2003, 2002 and 2001 options to purchase 241,900, 884,422 and 762,668 shares, respectively, of Common Stock have been excluded from the computation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts) for the years ended December 31:

	2003	2002	2001
Numerator for basic and diluted earnings per share:
Net income	$16,144	$3,356	$816
Denominator:
Denominator for basic net income per share	17,984	17,134	17,092
Effect of dilutive employee stock options	649	503	645

Denominator for diluted net income per share	18,633	17,637	17,737
Net income per common share:
Basic	$0.90	$0.20	$0.05
Diluted	$0.87	$0.19	$0.05

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on its financial position or results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised, 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits (FAS 132, Revised). FAS 132, Revised is meant to improve financial statement disclosures for defined benefit plans. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to providing enhanced annual disclosures, FAS 132, Revised also provides for enhanced quarterly disclosures of information related to pension and other postretirement benefit costs. FAS 132, Revised applies to all fiscal periods ending after December 15, 2003. The Company has adopted the provision of FAS 132, Revised, which did not have a material effect on our consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the consensus of Issue No. 00-21, which did not have a material effect on its consolidated financial position or results of operations.

3. ACQUISITIONS

In October 2002, the Company completed the acquisition of Infotech Solutions Corporation (ISC), a privately-held provider of billing software solutions for the wireless marketplace, providing the Company with an outsourced postpaid billing solution for wireless carriers. The Company paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of ISC. Additional contingent cash consideration of up to $3.5 million may be paid to ISC based on attaining certain defined annual revenue targets from 2003 to 2005. Any additional cash consideration payments to ISC will be accounted for as additional goodwill. For 2003, ISC achieved certain revenue targets resulting in contingent consideration of $424,000, which has been accrued at December 31, 2003 and will be paid in 2004. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed on the date of acquisition. The fair value of these assets was determined by management, based in part upon information supplied by the management of the acquired business and a valuation analysis prepared by an independent appraiser. Identifiable intangible assets are comprised of acquired technology and customer contracts and are being amortized on a straight-line basis over five years. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The results of operations of ISC are included in the Company’s Consolidated Statements of Operations from the date of acquisition. The allocation of the purchase price to the fair value of the identifiable net assets acquired and the excess purchase price to goodwill is as follows (in thousands):

Purchase price	$3,562
Acquisition costs	369
Lease payoff	125

Total price paid	4,056

Less:
Cash	(322)
Accounts receivable, net	(425)
Property and equipment	(398)
Prepaid expenses	(41)
Accrued expenses and deferred revenue	442

Identifiable Intangible Assets:
Technology	(1,000)
Customer contracts	(200)

Goodwill Acquired	$2,112

The following unaudited pro forma information has been prepared assuming that the acquisition occurred on January 1, 2001. The pro forma financial information includes adjustments for amortization of intangibles that resulted from the purchase and income taxes.

	December 31,
(unaudited and in thousands, except per share amounts)	2002	2001
Net revenues	$73,986	$70,324
Net income	3,124	910

Net income per common share	$0.18	$0.05

4. LEGAL EXPENSES AND SPECIAL CHARGES

In the third quarter of 2001 and the first quarter of 2002, the Company recorded special charges of $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by its outside legal counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable discovery process, which had made it difficult to reasonably estimate legal costs in the suit, the Company began accounting for costs related to this case as incurred. As a result, in the fourth quarter of 2002, the Company recorded $998,000 for legal expenses incurred for the suit brought by Freedom Wireless. In 2003, the Company recorded $4.0 million for legal expenses related to the Freedom Wireless suit. The Company believes that the claims made by Freedom Wireless are without merit and is vigorously defending the action.

In the fourth quarter of 2001, the Company discontinued its voice mail solution. As a result, the Company recorded an impairment loss of $280,000 for the write-off of hardware and software no longer used in the Company’s business, a charge of $147,000 consisting of accruals and inventory write-offs and $111,000 for accounts receivable write-offs and severance costs. No amounts remain accrued for this charge. In the third quarter of 2001, the Company recorded a charge of $894,000 primarily for the permanent impairment of a cost-based investment.

5. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, (in thousands):

	2003	2002
Payroll and related benefits	5,109	3,592
Telecommunication costs	512	1,306
Equipment costs	1,702	2,861
Legal fees	961	764
Other	4,079	4,100

Total accrued expenses	$12,363	$12,623

6. SEGMENT REPORTING

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the President and Chief Executive Officer.

The Company’s reportable operating segments consist of Billing and Transaction Processing Services, Roaming Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services solutions allow wireless carriers to access the Company’s voice resource network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, replenishment capabilities and postpaid billing and customer care to their subscribers. The Roaming Services segment provides wireless carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Prepaid Systems segment assembles and markets prepaid systems to carriers. The other segment assets include cash equivalents and short-term investments and other assets not allocated to the reportable operating segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that the financial results for its operating segments have been prepared using a management approach. This is consistent with the basis and manner in which the Company’s management internally analyzes financial information for the purposes of assisting in making internal operating decisions. The Company principally evaluates performance based on stand-alone operating segment gross margin. Revenues are generated from external customers. Revenues are attributed to geographic areas based on the location of the customers to whom the solutions were provided or the location where the systems were shipped. Capital expenditures include equipment purchased directly from vendors. The summary of operating segment information is as follows at December 31 (in thousands):

	Billing and Transaction Processing Services	Roaming Services	Prepaid Systems	Other	Total
2003
Revenues	$94,495	$3,404	$5,292	$—	$103,191
Depreciation and amortization	19,064	17	255	—	19,336
Gross margin	72,283	15	2,504	—	74,802
Assets	85,056	189	1,583	67,763	154,591
Capital expenditures	32,499	—	273	66	32,838

2002
Revenues	58,864	6,224	5,772	—	70,860
Depreciation and amortization	17,169	118	271	—	17,558
Gross margin	41,870	334	3,237	—	45,441
Assets	61,497	815	3,219	59,224	124,755
Capital expenditures	23,010	—	159	26	23,195

2001
Revenues	48,746	11,670	5,867	—	66,283
Depreciation and amortization	14,452	220	1,210	—	15,882
Gross margin	33,681	1,644	2,874	—	38,199
Assets	46,777	1,549	2,715	65,542	116,553
Capital expenditures	$9,031	$—	$231	$52	$9,314

Information concerning principal geographic areas is as follows for the years ended December 31, (in thousands):

	2003	2002	2001
Net revenues:
United States	$97,419	$65,102	$62,083
Other	5,772	5,758	4,200

Total	$103,191	$70,860	$66,283

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, (in thousands):

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts and billing adjustments	$319	$365
Inventory valuation adjustments	62	124
Minimum tax credit carry-forwards	—	819
Research tax credits	—	590
Accrued expenses and other	1,379	1,114

Total deferred tax assets	1,760	3,012

Deferred tax liabilities:
Tax over book depreciation and amortization expense	(7,503)	(4,861)

Total deferred tax liabilities	(7,503)	(4,861)

Net deferred tax liabilities	$(5,743)	$(1,849)

The provision for income taxes consists of the following for the years ended December 31, (in thousands):

	2003	2002	2001
Current:
Federal	$5,063	$859	$(139)
State	944	225	30

Total current	6,007	1,084	(109)

Deferred:
Federal	3,310	987	552
State	584	174	97

Total deferred	3,894	1,161	649

Total income tax provision	$9,901	$2,245	$540

A reconciliation of the income tax provision at the statutory rate to the income tax provision as reported is as follows for the years ended December 31, (in thousands):

	2003	2002	2001
Federal provision at statutory rate	$9,116	$1,907	$461
State income provision, net of federal taxes	1,448	352	9
Permanent differences	(63)	(14)	271
Recognition of NOL’s not previously benefited	(323)	—	(201)
Research tax credits	(22)	—	—
Other	(255)	—	—

Total income tax provision	$9,901	$2,245	$540

Income taxes paid were $3.7 million in 2003, $26,000 in 2002 and $1.6 million in 2001.

8. CAPITAL STOCK

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

Stock Option Plans

The Company’s 1996, 1998 and 2000 Stock Option Plans (the “Plans”) were adopted by the Board of Directors and approved by its stockholders in 1996, 1998 and 2000, respectively. The Plans provide for the grant of stock options to employees, officers, directors and consultants and advisors to the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) (“Incentive Stock Options”), or options not intended to qualify as incentive stock options (“Non-Statutory Options”). Incentive stock options may only be granted to the Company’s employees. In 2003 and 2001, the Board of Directors and Stockholders of the Company approved amendments to the 2000 Stock Option Plan allowing for an additional 500,000 shares and 750,000 shares, respectively, to be granted. A total of 1,264,792, 600,000 and 1,750,000 shares of Common Stock may be issued upon the exercise of options granted under the 1996, 1998 and 2000 Stock Option Plans, respectively. The maximum number of shares with respect to which options may be granted to any employee under the 1996, 1998 and 2000 Stock Option Plans shall not exceed 200,000, 60,000 and 100,000 shares of Common Stock, respectively, during any calendar year. All options granted have 10-year terms and generally vest and become exercisable over one to five years.

The Company has authorized Non-Statutory Options outside of the Plans. The Board of Directors also authorized shares for grant outside of the Plans totaling 500,000 shares in 2001.

Stock option activity information is as follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	2,852,761	$8.38	2,650,108	$8.26	2,441,563	$8.31
Granted	675,010	11.18	585,575	8.41	510,660	7.64
Exercised	(806,281)	7.72	(274,118)	6.76	(127,756)	6.32
Canceled	(42,233)	10.63	(108,804)	9.47	(174,359)	8.49

Outstanding - end of year	2,679,257	$9.25	2,852,761	$8.38	2,650,108	$8.26

The following table summarizes the options outstanding and exercisable as of December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Price
$3.69 - $7.06	686,161	$6.23	5.2	635,024	$6.21
7.09 – 7.85	659,404	$7.56	8.3	319,268	$7.51
7.90 – 11.68	681,350	$9.75	7.8	185,153	$9.19
11.72 – 14.00	574,442	$13.20	6.7	388,805	$13.33
14.71 – 27.13	77,900	$16.73	8.7	40,900	$18.55

	2,679,257	$9.25	7.1	1,569,150	$8.91

There were 452,650 options available for grant at December 31, 2003. There were 1,700,475 and 1,450,434 options exercisable as of December 31, 2002 and 2001, respectively.

Employee Stock Purchase Plan

The Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in May 2001. The Purchase Plan authorizes the issuance of up to a total of 225,000 shares of Common Stock to participating employees. As of December 31, 2003, there were 86,136 shares available for grant under the Purchase Plan.

All of the Company’s full-time employees, who have been employed for a minimum of three months, including directors of the Company who are employees, are eligible to participate in the Purchase Plan. On the first day of a designated payroll deduction period (the “Offering Period”), the Company will grant to each eligible employee who has elected to participate in the Purchase Plan an option to purchase shares of Common Stock as follows: the employee may authorize an amount (up to a maximum of 10% of such employee’s regular pay) to be deducted by the Company from such pay during the Offering Period. On the last day of the Offering Period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. In no event may an employee purchase in any one Offering Period a number of shares which has an aggregate market value (determined on either the first or the last day of the Offering Period) in excess of $12,500. The Compensation Committee may, at its discretion, choose an Offering Period of 12 months or less for each of the Offerings and choose a different Offering Period for each Offering.

9. RETIREMENT PLANS

Defined Benefit Plan

In 2002, the Company implemented a defined benefit retirement plan (the Plan) for certain executives. Contributions are based on periodic actuarial valuations and are charged to the Consolidated Statement of Operations on a systematic basis over the expected average remaining service lives of the executives as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87). The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plan are based on years of service and compensation.

The table below reflects the status of bcgi’s defined benefit plan as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$2,093	$—
Service cost	329	24
Interest cost	154	16
Actuarial loss	3,075	69
Unrecognized net prior service cost	—	1,984

Benefit obligation at end of year	$5,651	$2,093

Funded Status	$(5,651)	$(2,093)
Unrecognized net actuarial loss	3,129	54
Unrecognized net prior service cost	1,890	1,984

Net liability recognized	$(632)	$(55)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(632)	$(55)

The components of net periodic benefit costs for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Components of net periodic benefit costs
Service cost	$329	$24
Interest cost	154	16
Amortization of unrecognized net prior service cost	94	15

Net periodic benefit costs	$577	$55

The projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31, 2003 was $5.7 million and $3.3 million, respectively. The Plan assets are not qualified assets under FAS 87 and therefore are accounted for outside of the Plan and are recorded in the Company’s balance sheet as long-term investments. The long-term investments are Company-owned life insurance policies, to which the Company intends to contribute annually.

The weighted average assumptions used in the accounting for the plan are as follows:

	2003	2002
Discount rate	6.00%	8.00%
Rate of compensation increase	3.00%	—

Defined Contribution Plan

The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. The Company contributes a percentage of each participating employee’s salary deferral contributions. The Company’s matching contributions are invested in various mutual funds and become 25 percent vested at the end of an employee’s second year of service, and vest 25 percent per year of service thereafter until becoming fully vested at the end of five years of service. For the years ended December 31, 2003, 2002 and 2001, the Company’s matching contributions under this plan were $233,000, $228,000 and $223,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease obligations and purchase commitments

The Company has purchase obligations and non-cancelable operating lease commitments for office space and equipment, many of which are renewable at its option. Rent expense was approximately $2.1 million in both 2003 and 2002 and $2.6 million in 2001. Future payments due under purchase obligations and non-cancelable operating leases are as follows for the years ended December 31, (in thousands):

Operating Leases
2004	$1,763
2005	1,441
2006	362
2007	80
2008 and beyond	20

Total payments due	$3,666

Purchase commitments totaled $2.1 million as of December 31, 2003. These commitments related principally to obligations to purchase equipment and telecommunications services from various vendors.

Legal

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of wireless carriers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. If there was a ruling that the Company infringed the Freedom Wireless patents, it could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. The suit is in the pre-trial phase and various summary judgment motions have been filed by both parties in the case. The Court is expected to rule on these motions in the normal course of proceedings. The Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art and other reasons.

The Company expects to incur, on average, approximately $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurances that the Company’s expenses to defend the Freedom Wireless suit will not exceed the Company’s estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and the Company’s business, financial condition and results of operations would be materially adversely affected.

On November 10, 2003, a putative class action complaint was filed in U.S. District Court for the District of Massachusetts against the Company, its Chief Executive Officer and Chief Financial Officer on behalf of persons who purchased the Company’s common stock between June 12, 2003 and July 16, 2003. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose material adverse information about the Company’s business, operations and future prospects, specifically with respect to the Company’s contract negotiations with Verizon Wireless. After this initial complaint was filed, three similar actions were filed against the Company and the same executives in the United States District Court for the District of Massachusetts. These three later-filed complaints purport to be brought on behalf of persons who purchased the Company’s common stock between April 16, 2003 and July 16, 2003. On January 29, 2004, the Court held a status conference, at which the Court granted the motion to consolidate the cases.

The Company intends to vigorously contest these lawsuits and believes that the lawsuits are without merit and that the Company and the other named defendants have highly meritorious defenses to the allegations made in these lawsuits.

The Company is not presently able to estimate the potential losses, if any, related to these lawsuits.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Boston Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Boston, Massachusetts

January 30, 2004

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures. Within the 75 day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The sections entitled “Election of Directors” and “Reports Under Section 16(a) of the Exchange Act” appearing in our proxy statement for the annual meeting of stockholders to be held on May 26, 2004 set forth certain information with respect to our directors and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are, or may be deemed to be, executive officers is set forth under the caption “Executive Officers of the Company” in Part I of this report.

Item 11. EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation”, “Employment Agreements with Named Executive Officers” and “Report of the Compensation Committee” appearing in our proxy statement for the 2004 annual meeting of stockholders set forth certain information with respect to the compensation of our management and are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our proxy statement for the 2004 annual meeting of stockholders sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation,” “Employment Agreements with Named Executive Officers” and “Certain Transactions” appearing in our proxy statement for the 2004 annual meeting of stockholders set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and are incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the 2004 annual meeting of stockholders set forth certain information with respect to the compensation of members of our management and are incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8:

(2) Financial Statement Schedules

Index to Consolidated Financial Statement Schedules

For the years ended December 31, 2003, 2002 and 2001:

Schedule II - Valuation and Qualifying Accounts

All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3) The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

On October 15, 2003, we filed a current report on Form 8-K to report, under Items 9 and 12, our financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON COMMUNICATIONS GROUP, INC.
(Registrant)

By:	/s/ E.Y. Snowden
E.Y. Snowden
President and Chief Executive Officer

Date:	March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ E. Y. Snowden	President, Chief Executive Officer and Director	March 9, 2004
E. Y. Snowden

/s/ Karen A. Walker	Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004
Karen A. Walker

/s/ Paul J. Tobin	Chairman of the Board of Directors	March 9, 2004
Paul J. Tobin

/s/ Brian E. Boyle	Vice Chairman of the Board of Directors	March 9, 2004
Brian E. Boyle

/s/ Frederick E. von Mering	Director	March 9, 2004
Frederick E. von Mering

/s/ Jerrold D. Adams	Director	March 9, 2004
Jerrold D. Adams

/s/ Paul R. Gudonis	Director	March 9, 2004
Paul R. Gudonis

/s/ Gerald Segel	Director	March 9, 2004
Gerald Segel

/s/ Gerald McGowan	Director	March 9, 2004
Gerald McGowan

/s/ Daniel Somers	Director	March 9, 2004
Daniel Somers

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Organization of the Company, as amended. [1]

3.3	Amended and Restated By-Laws of the Company. [1]

10.1	+1996 Stock Option Plan. [1]

10.2	Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc.[1]

10.3	Commercial Lease dated February 26, 1996 between the Company and Cummings Property Management, Inc. (Amendment No. 1).[2]

10.4	Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden.[3]

10.5	+1998 Stock Incentive Plan.[4]

10.6	+Boston Communications Group, Inc. 2000 Stock Option Plan.[5]

10.7	+Amendment No. 1 to Boston Communications Group, Inc. 2000 Stock Option Plan.[6]

10.8	+2001 Employee Stock Purchase Plan.[6]

10.9	+ Amendment No. 2 to Boston Communications Group, Inc. 2000 Stock Option Plan.[7]

10.10	+ Supplemental Executive Retirement Agreement - Founders.

10.11	+ Supplemental Executive Retirement Agreement – Non-founders.

14	Code of Ethics Revised and Updated as of December, 2003

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

1	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128)
2	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996.
3	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998.
4	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.
5	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000.
6	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.
7	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003.
+	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(c) of this Report.

SCHEDULE II

BOSTON COMMUNICATIONS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO STATEMENT OF OPERATIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivables reserves and allowances for years ended:
December 31, 2003	$966	$1,379	$1,467	$878
December 31, 2002	1,169	1,564	1,767	966
December 31, 2001	$2,032	$1,769	$2,632	$1,169