Form 10-Q
period 2004-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 2004-05-10
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 3, 2004, the Company had outstanding 18,317,946 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding the diversification of our product and customer base, earnings per share for the three month period ended June 30, 2004, growth of our billing and transaction processing services revenues, billing and transaction processing services gross margin, prepaid systems revenues, prepaid systems gross margin, additional capital investments, legal expenses for the Freedom Wireless, Inc. (Freedom Wireless) lawsuit and the belief that the Company does not infringe on the Freedom Wireless patents, and the ability to finance our operations for the next 12 months with cash on hand and cash to be generated from profitable operations. These statements are based on the current beliefs and assumptions of management.

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

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,445	$2,960
Short-term investments	63,067	63,553
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $897 in 2004 and $878 in 2003	19,394	18,386
Inventory	556	679
Deferred income taxes	1,260	1,260
Prepaid expenses and other assets	2,892	2,121

Total current assets	94,614	88,959
Property and equipment:
Building and leasehold improvements	11,078	10,989
Telecommunications systems & software	86,482	86,418
Furniture and fixtures	547	540
Systems in development	12,867	10,789

	110,974	108,736
Less allowance for depreciation and amortization	53,467	50,098

	57,507	58,638
Intangible assets, net	860	920
Goodwill	4,163	4,177
Other assets	1,934	1,897

Total assets	$159,078	$154,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,523	$1,844
Accrued expenses	7,758	12,363
Deferred revenue	5,166	3,788
Income taxes payable	2,995	760

Total current liabilities	18,442	18,755
Non-current liabilities:
Accrued pension liability	832	632
Deferred income taxes	7,003	7,003

Total non-current liabilities	7,835	7,635
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 18,588,806 and 18,522,448 shares issued at March 31, 2004 and December 31, 2003, respectively	186	185
Additional paid-in capital	113,508	112,962
Treasury stock; 273,420, at cost	(2,131)	(2,131)
Retained earnings	21,303	17,230
Accumulated other comprehensive loss	(65)	(45)

Total shareholders’ equity	132,801	128,201

Total liabilities and shareholders’ equity	$159,078	$154,591

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
REVENUES:
Billing and Transaction Processing Services	$26,556	$21,074
Prepaid Systems	689	1,056

	27,245	22,130
EXPENSES:
Cost of Billing and Transaction Processing Services revenues*	5,865	4,990
Cost of Prepaid Systems revenues*	513	567
Engineering, research and development	3,796	2,869
Sales and marketing	1,872	1,567
General and administrative	2,086	1,885
General and administrative – legal expenses	1,150	915
Depreciation and amortization	5,469	4,392

	20,751	17,185
Operating income	6,494	4,945
Interest income	312	336

Income from continuing operations before income taxes	6,806	5,281
Provision for income taxes	2,722	2,007

Income from continuing operations	4,084	3,274
Discontinued operations (Note 6):
Income (loss) from discontinued operations, net of income taxes of ($8) and $9 in 2004 and 2003, respectively	(11)	14

Net income	$4,073	$3,288

Basic net income per share:
Continuing operations	$0.22	$0.19
Net income	$0.22	$0.19
Weighted average common shares outstanding	18,277	17,479
Diluted net income per share:
Continuing operations	$0.22	$0.18
Net income	$0.22	$0.18
Weighted average common shares outstanding	18,720	18,340

*	exclusive of depreciation, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income from continuing operations	$4,084	$3,274
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,469	4,392
Changes in operating assets and liabilities:
Accounts receivable	(1,058)	(2,609)
Inventory	123	(118)
Prepaid expenses and other assets	(715)	(891)
Accounts payable, accrued expenses and deferred revenue	(2,482)	253
Income taxes payable	2,235	1,177
Other non-current liabilities	200	—

Net cash provided by operating activities of continuing operations	7,856	5,478

Income (loss) from discontinued operations	(11)	14
Net change in operating assets and liabilities of discontinued operations	(2)	41

Net cash provided by (used in) operating activities of discontinued operations	(13)	55

Net cash provided by operations	7,843	5,533

INVESTING ACTIVITIES
Purchases of property and equipment	(4,371)	(14,535)
Purchases of short-term investments	(16,538)	(18,359)
Sales of short-term investments	17,005	4,400

Net cash used in investing activities	(3,904)	(28,494)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	212	2,221
Proceeds from issuance of common stock	334	299

Net cash provided by financing activities	546	2,520

Increase / (decrease) in cash and cash equivalents	4,485	(20,441)
Cash and cash equivalents at beginning of period	2,960	31,146

Cash and cash equivalents at end of period	$7,445	$10,705

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$696	$825

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

2.	Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

All revenues are recorded net of unbillable amounts, and a reserve for billing adjustments and doubtful accounts is recorded based on historical experience or specific identification of an event necessitating a reserve.

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 3 to the condensed consolidated financial statements, the Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy, and generally, the Company develops an estimate of probable costs in consultation with the Company’s outside legal counsel who is handling the case. There can be no assurances that the Company’s expenses will not exceed its estimate.

Research and Development, Software Development Costs and Assets Obtained and Deployed for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll-related costs of development of computer software, primarily for the coding and testing of the software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on the Company’s anticipated use, changes in hardware and software technologies and anticipated future undiscounted net cash flows.

Amortization of capitalized software development costs begins when the product is released for general use on the company’s platforms. Amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including definite-lived intangible assets, and assesses the recoverability of these assets in accordance with Statement of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets may be impaired because of a change in anticipated use or technology, and the undiscounted operating cash flows estimated to be generated by those assets over their useful life are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or use of a discounted cash flow method, whichever is more appropriate under the circumstances involved.

In accordance with Statement of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142), goodwill is not amortized but is subject to annual impairment tests. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When impairment indicators arise, goodwill is reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors.

For impairment tests of goodwill, the goodwill is attributed to the billing and transaction processing services and prepaid systems businesses as a single unit. As a result, the enterprise-wide approach, which is based on the market value of the Company’s common stock, is utilized to determine if an impairment loss exists.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value method promulgated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (FAS 123).” Under APB 25, since the exercise price of options granted under these plans equals the fair market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants.

Had compensation expense for the Company’s stock plans been recorded consistent with the provisions of FAS 123, the pro forma net income and net income per share would have been as follows:

	Three months ended March 31,
	2004	2003
Net income as reported	$4,073	$3,288
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(759)	(644)

Pro forma net income	$3,314	$2,644

Basic net income per share:
As reported	$0.22	$0.19
Pro forma	$0.18	$0.15
Diluted net income per share:
As reported	$0.22	$0.18
Pro forma	$0.18	$0.14

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,
	2004	2003
Net Income	$4,073	$3,288
Unrealized loss on available-for-sale securities	(20)	—

Comprehensive Income	$4,053	$3,288

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

On November 10, 2003, a putative class action complaint was filed in U.S. District Court for the District of Massachusetts against the Company, its Chief Executive Officer and Chief Financial Officer on behalf of persons who purchased the Company’s common stock between June 12, 2003 and July 16, 2003. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose material adverse information about the Company’s business, operations and future prospects, specifically with respect to the Company’s contract negotiations with Verizon Wireless. The Company intends to vigorously contest this lawsuit and believes that the lawsuit is without merit and that the Company and the other named defendants have highly meritorious defenses to the allegations made in this lawsuit. The Company is not presently able to estimate the potential losses, if any, related to this lawsuit.

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

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Numerator for basic and diluted earnings per share:
Income from continuing operations	$4,084	$3,274
Income (loss) from discontinued operations	(11)	14

Net income	$4,073	$3,288

Denominator:
Denominator for basic net income per share	18,277	17,479
Effect of dilutive employee stock options	443	861

Denominator for diluted net income per share	18,720	18,340

Basic net income per common share:
Income from continuing operations	$0.22	$0.19
Income (loss) from discontinued operations	—	—

Net income per common share	$0.22	$0.19

Diluted net income per common share:
Income from continuing operations	$0.22	$0.18
Income (loss) from discontinued operations	—	—

Net income per common share	$0.22	$0.18

5.	Segment Reporting

The Company’s reportable operating segments consist of Billing and Transaction Processing Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services solutions allow wireless carriers to access the Company’s real-time subscriber management network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, payment services replenishment capabilities and postpaid billing and customer care to their subscribers. The real-time subscriber management network and transaction processing platform also enables bcgi Mobile Guardian, a Web-based solution that allows end-users to actively manage their wireless usage and access. The Prepaid Systems segment assembles and markets prepaid systems to carriers.

As described in footnote 6, the Company ceased providing its ROAMERplus solution in March 2004, effectively discontinuing its Roaming Services segment.

(in thousands, except percentages)

Three months ended March 31,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$26,556	$689	$27,245

Gross margin	20,691	176	20,867

Gross margin percentage	78%	26%	77%

2003
Revenues	$21,074	$1,056	$22,130

Gross margin	16,084	489	16,573

Gross margin percentage	76%	46%	75%

6.	Discontinued Operations

Due to industry consolidation and a change in the fundamentals of inter-carrier roaming, resulting in a continued decline in profitability, the Company ceased providing its ROAMERplus solution in March, 2004, effectively discontinuing its Roaming Services segment. Pursuant to Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the condensed consolidated financial statements have been reclassified to reflect this discontinued operation. Accordingly, the operating results of the Roaming Services segment have been segregated as a discontinued operation in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, 2003 amounts have been restated to reflect Roaming Services as discontinued operations. At March 31, 2004 there were $140,000 in assets classified as accounts receivable and $400,000 in liabilities classified as accrued expenses related to the Roaming Services segment. Revenues for the Roaming Services segment were $563,000 and $937,000 for the three months ended March 31, 2004 and 2003, respectively.

7.	Retirement Plans

Defined Benefit Plan

In 2002, the Company adopted a defined benefit retirement plan (the Plan) for certain executives. Contributions are based on periodic actuarial valuations and are charged to the Consolidated Statement of Operations on a systematic basis over the expected average remaining service lives of the executives as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87). The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plan are based on years of service and compensation.

The components of net periodic benefit costs for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Components of net periodic benefit costs
Service cost	$103	$82
Interest cost	54	39
Amortization of unrecognized net prior service cost	43	23

Net periodic benefit costs	$200	$144

8.	Recent Accounting Pronouncements

In December 2003, the FASB issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), entitled FIN 46 (revised December, 2003) (FIN 46(R)), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46(R) addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46(R) applies to certain types of entities for periods beginning after March 15, 2004. The Company adopted the provisions of FIN 46(R) as of January 1, 2004 and there was no effect on its financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in transaction processing solutions for real-time wireless subscriber management, payment services and billing and customer care. Through these solutions, we deliver prepaid and postpaid billing, wireless account recharge and mobile commerce services. We provide solutions to wireless operators worldwide through a combination of our industry-leading, proprietary software applications, world-class infrastructure and data centers, expertise in telecommunications platform integration and flexible implementation models. Our solutions provide carriers with a distinct competitive advantage by empowering them to attract, retain and maximize the value of subscribers, while lowering the cost associated with customer care, payment processing and churn.

We operate our billing and transaction processing services as a business process outsourcer, primarily in the United States. Our customers include Nextel Communications, Inc., in association with BOOST MobileTM, ALLTEL, Verizon Wireless, Cingular Wireless and other regional carriers. Our prepaid systems business sells turnkey systems primarily to wireless carriers outside the United States. We sell our products and services to our wireless carrier customers through our direct sales force. The specifics of each segment’s revenues and gross margins are discussed in greater detail below.

In the first quarter of 2004, we generated revenues of $27.2 million and diluted earnings per share of $0.22. These results were driven by the growth in our billing and transaction processing services revenues, which increased 26% to $26.6 million for the three months ended March 31, 2004 compared to $21.1 million for the three months ended March 31, 2003. The increase in billing and transaction processing services revenues principally resulted from an increase in our prepaid subscriber base from 3.35 million subscribers at March 31, 2003 to 4.06 million subscribers at March 31, 2004, as well as an increase in our average billed minutes of use (which includes minutes of use processed by our platform from which we earn revenues). The increase in our subscriber base resulted from additional subscriber growth from certain of our carrier customers. In March 2004, the Company ceased providing its ROAMERplus solution, effectively discontinuing its Roaming Services segment.

In the first quarter of 2004, Nextel announced the expansion of BOOST Mobile, its youth-oriented, pay-as-you-go service, into several major new markets utilizing the bcgi Prepaid Wireless solution. BOOST Mobile first marketed this offering in California and Nevada beginning in September 2002, and had over 400,000 subscribers by December 31, 2003. While the BOOST Mobile offering was made available in several major markets in April 2004, including the New York Tri-State area, the greater Chicago area (including Minneapolis), Philadelphia, Texas, Florida and the Washington D. C. area, it was not accompanied by marketing promotion at that time.

We also introduced bcgi Mobile Guardian in the first quarter of 2004, a first-of-its-kind solution, that provides unique, Web-based tools for use by parents and employers seeking to better manage wireless usage of their children or employees. For the first time, people administering multiple wireless accounts will have the power to easily customize parameters controlling how much each phone can be used in a given time period, who may place calls to the phone and whom can be called from the phone. We have received significant interest from existing and prospective national and regional carrier customers and we expect that it should further diversify our product and customer base.

We anticipate that our earnings per share for the second quarter of 2004 will approximate $0.23 to $0.25, including approximately $0.03 per share of legal costs, primarily associated with the Freedom Wireless lawsuit. We have not provided guidance for the remainder of 2004 due to the uncertainty of our future relationship with Verizon Wireless. Verizon Wireless accounted for 51% of our total revenues in 2003 and 48% of our total revenues for the three months ended March 31, 2004. On July 11, 2003, Verizon Wireless notified us that they intend to test their own internal prepaid platform in 2004, which could potentially displace the prepaid solutions we currently provide Verizon Wireless. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated by either party upon 90 days written notice. If Verizon Wireless tests are successful, they could begin adding prepaid subscribers to their internal platform without our knowledge or assistance. Additionally, if Verizon Wireless stops using, or materially reduces its usage of, our prepaid wireless services for any reason, which may include Verizon Wireless providing its own prepaid services in-house, our results of operations and financial condition will be materially adversely affected. In an effort to mitigate the impact of this potential loss, we continue to pursue our strategy to diversify our revenue base by offering new and enhanced solutions, expanding relationships with existing customers and evaluating key acquisition opportunities.

Segment Data

(in thousands, except percentages)

Three months ended March 31,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$26,556	$689	$27,245

Gross margin	20,691	176	20,867

Gross margin percentage	78%	26%	77%

2003 (1)
Revenues	$21,074	$1,056	$22,130

Gross margin	16,084	489	16,573

Gross margin percentage	76%	46%	75%

(1)	Our Roaming Service business was discontinued in the quarter ended March 31, 2004. 2003 amounts have been restated to reflect Roaming Services as a discontinued operation.

Billing and Transaction Processing Services

Billing and transaction processing services revenues consist primarily of revenues from our three primary solution sets: bcgi Real-Time Subscriber Management solutions (which includes bcgi Prepaid Wireless, bcgi Mobile GuardianTM and bcgi Network GovernorTM), bcgi Voyager Billing and Customer Care and bcgi Payment Services. Billing and transaction processing services revenues increased 26% to $26.6 million for the three months ended March 31, 2004 from $21.1 million for the three months ended March 31, 2003. The revenue increase for the three month period ended March 31, 2004 compared to the corresponding period in the previous year was primarily a result of the 21% increase in the subscriber base to 4.06 million as of March 31, 2004 from 3.35 million as of March 31, 2003. The increase in our subscriber base resulted from additional subscriber growth from certain of our carrier customers. The revenue increase also resulted from an increase in average billed minutes of use per subscriber to 116 per month for the three-month period ended March 31, 2004 from 106 for the three-month period ended March 31, 2003. The higher average billed minutes of use resulted primarily from more attractive features and more competitive pricing offered by our carrier customers to their subscribers. These revenue increases were offset by a decrease of approximately 11% in our average billed rate per minute compared to the three-month period in the prior year, principally due to carriers availing themselves of our volume pricing discounts. We expect billing and transaction processing revenues to increase slightly in the second quarter of 2004 compared to the three months ended March 31, 2004.

Gross margins for billing and transaction processing services increased to 78% of billing and transaction processing services revenues for the three months ended March 31, 2004 compared to 76% of such revenues for the three months ended March 31, 2003. Gross margins increased due mainly to increased revenue and to our corresponding largely fixed cost infrastructure. Although we incurred additional costs associated with supporting our new growth opportunities including Nextel’s market expansion and our bcgi Mobile Guardian launch, our increased revenues, combined with our predominantly fixed cost infrastructure, resulted in the increase in gross margin. For the second quarter of 2004, we expect that the gross margin will remain consistent compared to the three months ended March 31, 2004.

Prepaid Systems

Prepaid systems revenues decreased to $689,000 for the three months ended March 31, 2004 from $1.1 million for the three months ended March 31, 2003. The decrease in prepaid systems revenues resulted primarily from fewer system sales during the quarter, offset in part by an increase in recurring service contracts revenue. Our prepaid system sales levels are not easily predictable and often fluctuate on an annual and quarter-to-quarter basis. We expect prepaid systems revenues to increase by approximately 200% in the second quarter of 2004 compared to the three months ended March 31, 2004.

Gross margins for prepaid systems decreased to 26% of prepaid systems revenues for the three months ended March 31, 2004 from 46% for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 was due mainly to fixed costs not absorbed at lower levels of system sales. Due to the higher expected revenues, prepaid systems gross margin is expected to increase as a percentage of revenues in the second quarter of 2004 compared to the three months ended March 31, 2004.

Operating Data

(in thousands)

	Three months ended March 31,
	2004		2003
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$27,245	100%	$22,130	100%
Engineering, research and development	3,796	14%	2,869	13%
Sales and marketing	1,872	7%	1,567	7%
General and administrative	2,086	8%	1,885	9%
General and administrative – legal	1,150	4%	915	4%
Depreciation and amortization	5,469	20%	4,392	20%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of new and existing solutions. The increase in engineering, research and development expenses resulted from additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business, as well as additional resources added to support our growth and new solutions, including our newest product, bcgi Mobile Guardian.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. In absolute dollars, sales and marketing expenses increased primarily to support our marketing efforts for our newest solution, bcgi Mobile Guardian.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support. In absolute dollars, general and administrative expenses increased due to additional resources and costs associated with enhanced regulatory requirements and an increase in legal costs incurred to enhance our intellectual property portfolio.

General and administrative expenses – legal expenses

General and administrative-legal expenses increased, primarily for legal expenses to defend the patent infringement lawsuit initiated by Freedom Wireless. This level of expenses represented a 26% increase compared to expenses for the three months ended March 31, 2003. We expect to incur, on average, approximately $1 million per quarter (before taxes) for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture, equipment and leasehold improvements. We provide for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The increase in depreciation and amortization expense was primarily due to more capital deployed to support growth and continued enhancements in billing and transaction processing services, including bcgi Mobile Guardian.

Interest income

Interest income decreased 7% to $312,000 for the three months ended March 31, 2004 from $336,000 for the three months ended March 31, 2003. Although our combined cash and investment positions increased as of March 31, 2004, lower average interest rates during the period resulted in decreased levels of interest income for the period compared to the three months ended March 31, 2003.

Provision for income taxes

The income tax provision of $2.7 million for the three months ended March 31, 2004, yielded a 40% income tax rate compared to an income tax provision of $2.0 million for the three months ended March 31, 2003, that yielded a 38% rate. The increase in the income tax rate is primarily due to the recognition of net operating loss carryforwards in the prior year that were completely utilized during the year ended December 31, 2003.

Discontinued Operations

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. This business generated a net loss of $11,000 for the three months ended March 31, 2004 and net income of $14,000 for the three months ended March 31, 2003. At March 31, 2004, the discontinued Roaming Services segment had net liabilities of $261,000, which are expected to be liquidated by the end of 2004.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $70.5 million at March 31, 2004 compared to $66.5 million at December 31, 2003. Net cash provided by operations of $7.8 million for the three months ended March 31, 2004 resulted from net income of $4.1 million, adjustments for depreciation and amortization of $5.5 million and an increase in income taxes payable of $2.2 million. These amounts were partially offset by a $2.5 million decrease in accounts payable, accrued expenses and deferred revenue, as certain year end accruals were paid in the first quarter, and an increase in accounts receivable of $1.0 million, primarily due to increased revenues.

Our investing activities utilized $3.9 million of net cash for the three months ended March 31, 2004. During this same period, we utilized approximately $4.4 million for capital expenditures, including approximately $780,000 for internally capitalized labor. We anticipate that, during 2004, we will make capital investments of approximately $17-$18 million for additional equipment and software to support enhanced feature capabilities and growth of our billing and transaction processing services. Also, we may pay additional contingent cash consideration of up to $3.1 million to Infotech Solutions Corporation in 2005 and 2006, if we achieve certain defined annual revenue targets for calendar years 2004 and 2005. We intend to finance such capital investments or contingent consideration payments from short-term investments or cash flow generated from operations.

Our financing activities provided cash of $546,000 during the three months ended March 31, 2004 due to proceeds from the exercise of stock options and the issuance of common stock.

We have non-cancelable operating lease commitments for office space, many of which are renewable at our option, equipment lease commitments and various other commitments under which we are contractually obligated beyond the current period. Future payments due under non-cancelable agreements are as follows (in thousands):

		Payment due by period
	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Contractual obligations:
Operating leases	$3,180	$1,653	$1,451	$76	$—
Purchase commitments	3,431	2,589	573	264	5

Total	$6,611	$4,242	$2,024	$340	$5

We believe that our cash and short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months.

Off Balance Sheet Arrangements

During the three months ended March 31, 2004, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	Material trading activities in non-exchange traded commodity contracts; or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, capitalized software and labor, long-lived assets, goodwill and intangible asset impairment, legal expenses, contingencies and litigation. We base our estimates on historical experience, known trends and events and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates under different assumptions or conditions.

We believe the following policies to be our most critical policies in the preparation of our condensed consolidated financial statements:

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

In addition to recording revenues net of any penalties incurred related to outages on our prepaid platform and estimated amounts that may be disputed, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we record reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet their financial obligations), estimates of amounts recoverable could be adversely affected. We believe that our allowance for billing adjustments and doubtful accounts fairly represents the potential amount of bad debt we could incur.

Legal Costs

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 3 to the condensed consolidated financial statements, we are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable proceedings, which made it difficult to reasonably estimate legal costs for the lawsuit. Amounts accrued and recognized as expense are based on estimates from outside legal counsel and management’s judgment and could change if events and circumstances change.

Research and Development, Software Development Costs and Costs Capitalized for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or for the deployment of assets for internal use are capitalized. The direct labor and payroll-related costs of development of computer software, primarily for coding and testing of software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. We make judgments regarding the specific labor time that can be capitalized based upon the type of project and type of work being performed. The capitalized costs are subject to an ongoing assessment of recoverability based on management’s judgment, which contemplates the anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Internally capitalized costs totaled $780,000 for the three months ended March 31, 2004 and $932,000 for the three months ended March 31, 2003. Amortization of capitalized software development costs begins when the solution is made available for general release and amortization of internal use costs begins when the related asset is first placed into service. These costs are amortized on a straight-line basis over a three-year period.

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

When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which are determined considering a number of factors including past operating results, budgets, economic projections, market trends and solution development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds the estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Consolidated Statement of Operations. Fair value is determined by either a quoted market price or use of a present value technique, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. Different assumptions could yield materially different results.

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

Certain Factors That May Affect Future Results

The loss or significant reduction of business from one of our major customers, including Verizon Wireless or Cingular Wireless would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. Verizon Wireless represented 48% and Cingular Wireless represented 22% of our consolidated revenues for the three months ended March 31, 2004.

On July 11, 2003, Verizon Wireless notified us that they intend to test their own internal prepaid platform in 2004, which could potentially displace the prepaid solutions we currently provide Verizon Wireless. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated by either party upon 90 days written notice. If Verizon Wireless tests are successful, they could begin adding prepaid subscribers to their internal platform without our knowledge or assistance. Additionally, if Verizon Wireless stops using, or materially reduces its usage of, our prepaid wireless services for any reason, which may include Verizon Wireless providing its own prepaid services in-house, our results of operations and financial condition will be materially adversely affected. Additionally, even if Verizon Wireless renews its prepaid wireless services agreement with us, we expect their pricing and, therefore our revenues from Verizon Wireless, would decrease.

We currently provide prepaid wireless solutions for Cingular Wireless’s TDMA markets, and Cingular Wireless uses other vendors to provide prepaid wireless service in its existing GSM markets. As Cingular Wireless expands the build-out of its GSM network overlay, there is no guarantee that Cingular Wireless will not migrate its existing TDMA prepaid business onto the GSM network. Additionally, we do not expect that we will be chosen as a supplier for prepaid solutions on Cingular Wireless’ GSM network. If Cingular Wireless’ prepaid TDMA customers migrate to GSM technology or, if Cingular Wireless adds customers to its GSM network instead of its TDMA network, our revenue from this TDMA business will decrease. Our current contract with Cingular Wireless expires in the first half of 2005.

Not all of our customer contracts are exclusive. Therefore, our carrier customers have used and/or tested and continue to use and/or test their own services or services of our competitors in certain markets. In addition, certain of our contracts are up for renewal in 2004 and beyond. If and when each of the contracts is renewed, some contractual rates may be lower than in previous years and at lower rates than we have estimated.

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

Regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $14.7 million in legal costs as of March 31, 2004 to defend this lawsuit, and we expect to incur approximately $1 million per quarter in legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. Moreover, this lawsuit may divert the efforts and attention of our management team from normal business operations. Finally, we may become subject to additional patent infringement lawsuits in the future.

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

Our operations depend on our ability to maintain our computer and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although we have built redundancy into our network, providing for backup systems, equipment and telecommunications connections, there are still parts of the network that are not redundant at this time. Our Bedford, Massachusetts building is operational and currently performs nearly all significant processing functions of our network, but not all portions of the network have been made fully redundant at our Bedford facility. Although the Woburn facility is designed for redundancy, until our Bedford facility becomes fully operational (expected to be in the third quarter of 2004), we will not have complete geographical redundancy. When the Bedford site does become fully operational, we still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

If we do not continue to develop and offer more functionality and features in our solutions at competitive prices, including the new solutions currently in our pipeline, we will not be able to compete effectively and our business will be materially and adversely affected.

Our business will not be successful if we do not develop and offer more functionality and features in our solutions than those available in competitive offerings or if we are unable to develop new solutions to offer our carrier customers. Also, there can be no assurance that we will successfully support and enhance our real-time subscriber management network and billing and transaction processing platform effectively or that our network will successfully support current and future growth. In addition, we may be unable to leverage our existing infrastructure to provide enhancements to our current solutions or new solutions cost-effectively. If we cannot develop and provide more functionality and features than our competitors, if we cannot sell our new solutions to our customers, or if we are unable to keep our costs down to provide new and enhanced solutions, we would likely lose market share or be required to reduce our margins, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not continue to upgrade our software and hosting environment as new wireless technologies evolve, including but not limited to SIM, 2.5G and 3G technologies, we may lose existing and prospective customers.

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

We can provide no assurance as to the outcome of this complaint. Any conclusion of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding could be substantial, even if such litigation or proceedings are resolved in our favor. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceeding could harm our ability to compete in the marketplace.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Variations in volumes of minutes of use generated by our carrier customers’ subscribers;

•	Rates paid by our customers;

•	Impact and acceptance of existing solutions or the introduction of competing solutions by wireless carriers, including those who are currently our prepaid wireless services customers;

•	Our carriers’ ability to generate additional prepaid subscribers using our solutions;

•	Extent of our carriers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our carriers’ allocation of marketing resources for initiatives other than prepaid wireless services, such as wireless number portability, data services, new technologies, etc.

•	Our and our carrier’s ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	Number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages.

•	Decreased demand for our prepaid systems, caused by reductions in capital budgets of our customers, changing technologies, and other reasons beyond our control;

•	Changes in the mix of solutions we provide;

•	Seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

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

Changes in government regulations could adversely impact our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. While our investments are also subject to interest rate risk and will decrease in value if market interest rates increase, we typically hold all of our investments until maturity. However, since the investments are typically held to maturity and are generally conservative in nature and of relatively short duration, interest rate risk is mitigated. We do not currently use derivative financial instruments.

Item 4. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, we recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by our outside legal counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, we began accounting for costs related to this case as incurred. As a result, for the three months ended March 31, 2004, we recorded charges of $1.2 million for legal expenses.

We expect to incur, on average, approximately $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurances that costs to defend the Freedom Wireless suit will not exceed our estimates. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

On November 10, 2003, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between June 12, 2003 and July 16, 2003. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose material adverse information about our business, operations and future prospects, specifically with respect to our contract negotiations with Verizon Wireless. We intend to vigorously contest this lawsuit and we believe the lawsuit is without merit and that we and the other named defendants have highly meritorious defenses to the allegations made in the lawsuit. We are not presently able to estimate the potential losses, if any, related to this lawsuit.

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

On February 3, 2004, we filed a current report on Form 8-K to report, under Items 9 and 12, our financial results for the fourth quarter and year ended December 31, 2003.

On February 3, 2004, we filed a current report on Form 8-K to report, under Item 9, the signing of a multi-year contract to provide prepaid wireless services to Nextel Communications, Inc. to support a market expansion of its Boost Mobile branded pay-as-you-go offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	Boston Communications Group, Inc. (Registrant)

	By:	/s/ Karen A. Walker

Karen A. Walker Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)