Form 10-Q
period 2004-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 2004-08-09
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of Aug 6, 2004, the Company had outstanding 17,498,271 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding the expectations regarding our new product offerings, expansion into new markets, Verizon Wireless’ timetable to transfer subscribers from our platform to their internal prepaid platform, diversification of our product and customer base, total revenues, earnings per share, billing and transaction processing services revenues and gross margin, engineering, research and development expenses, sales and marketing expenses, costs to defend Freedom Wireless lawsuit, additional capital investments, payment of additional contingent cash consideration to Infotech Solutions Corporation, and the ability to finance our operations for the next 12 months. These statements are based on the current beliefs and assumptions of management.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

A number of important factors could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Certain Factors That May Affect Future Results” and “Quantitative and Qualitative Disclosures About Market Risk”. The statements discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. We do not assume any obligation to update any forward-looking statements made herein.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	2,753	$2,960
Short-term investments	62,375	63,553
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $756 in 2004 and $878 in 2003	23,565	18,386
Inventory	603	679
Deferred income taxes	1,152	1,260
Prepaid expenses and other assets	2,937	2,121

Total current assets	93,385	88,959
Property and equipment:
Building and leasehold improvements	11,078	10,989
Telecommunications systems & software	90,763	86,418
Furniture and fixtures	547	540
Systems in development	10,220	10,789

	112,608	108,736
Less allowance for depreciation and amortization	54,769	50,098

	57,839	58,638
Intangible assets, net	800	920
Goodwill	4,163	4,177
Other assets	3,447	1,897

Total assets	$159,634	$154,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,796	$1,844
Accrued expenses	10,144	12,363
Deferred revenue	4,831	3,788
Income taxes payable	1,941	760

Total current liabilities	18,712	18,755
Non-current liabilities:
Accrued pension liability	1,093	632
Deferred income taxes	7,003	7,003

Total non-current liabilities	8,096	7,635
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 18,611,236 and 18,522,448 shares issued at June 30, 2004 and December 31, 2003, respectively	186	185
Additional paid-in capital	113,672	112,962
Treasury stock; 777,920 and 273,420, at cost, at June 30, 2004 and December 31, 2003, respectively	(7,066)	(2,131)
Retained earnings	26,305	17,230
Accumulated other comprehensive loss	(271)	(45)

Total shareholders’ equity	132,826	128,201

Total liabilities and shareholders’ equity	$159,634	$154,591

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES:
Billing and Transaction Processing Services	$26,980	$24,097	$53,536	$45,171
Prepaid Systems	670	1,427	1,359	2,483

	27,650	25,524	54,895	47,654
EXPENSES:
Cost of Billing and Transaction Processing Services revenues*	5,996	6,014	11,861	11,004
Cost of Prepaid Systems revenues*	463	871	976	1,438
Engineering, research and development	3,497	3,362	7,293	6,231
Sales and marketing	1,667	1,516	3,539	3,083
General and administrative	2,125	1,985	4,211	3,870
General and administrative – legal expenses	450	725	1,600	1,640
Depreciation and amortization	5,490	4,813	10,959	9,205

	19,688	19,286	40,439	36,471
Operating income	7,962	6,238	14,456	11,183
Interest income	251	302	563	638

Income from continuing operations before income taxes	8,213	6,540	15,019	11,821
Provision for income taxes	3,211	2,489	5,933	4,496

Net income from continuing operations	5,002	4,051	9,086	7,325
Discontinued operations (Note 6):
Income (loss) from discontinued operations, before taxes	—	58	(19)	81
Income tax (expense) / benefit from discontinued operations	—	(22)	8	(31)

Net income / (loss) from discontinued operations	—	36	(11)	50

Net income	$5,002	$4,087	9,075	$7,375

Basic net income per share:
Continuing operations	$0.27	$0.22	$0.50	$0.41
Net income	$0.27	$0.23	$0.50	$0.42
Weighted average common shares outstanding	18,295	18,009	18,286	17,744

Diluted net income per share:
Continuing operations	$0.27	$0.21	$0.49	$0.39
Net income	$0.27	$0.22	$0.48	$0.40
Weighted average common shares outstanding	18,735	18,878	18,728	18,609

*	exclusive of depreciation, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income from continuing operations	$9,086	$7,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,959	9,205
Deferred income taxes	108	1,139
Changes in operating assets and liabilities:
Accounts receivable	(5,373)	(2,251)
Inventory	76	(267)
Prepaid expenses and other assets	(848)	(1,212)
Accounts payable, accrued expenses and deferred revenue	(759)	5,666
Other non-current liabilities	461	—
Income taxes payable	1,181	984

Net cash provided by operating activities of continuing operations	14,891	20,589

Income (loss) from discontinued operations	(11)	50
Net change in operating assets and liabilities of discontinued operations	(258)	(22)

Net cash provided by (used in) operating activities of discontinued operations	(269)	28

Net cash provided by operations	14,622	20,617

INVESTING ACTIVITIES
Purchases of long-term investments	(1,517)	(1,517)
Purchases of short-term investments	(31,043)	(20,448)
Sales of short-term investments	31,995	4,800
Purchase of property and equipment	(10,039)	(23,482)

Net cash used in investing activities	(10,604)	(40,647)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and employee stock purchase plan	710	5,579
Repurchase of common stock	(4,935)	—

Net cash provided by (used in) financing activities	(4,225)	5,579

Decrease in cash and cash equivalents	(207)	(14,451)
Cash and cash equivalents at beginning of period	2,960	31,146

Cash and cash equivalents at end of period	$2,753	$16,695

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$4,961	$1,574

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company earns Billing and Transaction Processing Services revenues in various ways, depending on the type of transaction:

1) bcgi Real-Time Subscriber Management solutions - the Company principally earns revenues by processing prepaid wireless minutes and transactions, net of any penalties incurred related to outages on the platform;

2) bcgi Payment Services - the Company earns revenues by processing transactions on behalf of wireless carriers’ subscribers; and

3) bcgi Voyager Billing and Customer Care - the Company earns revenues by generating a subscriber’s monthly bill.

Revenues for each of these solutions are recognized as the services are provided.

Billing and Transaction Processing Services revenues also include amounts for licensing fees and related maintenance, development projects and implementations, which are typically recognized ratably over the remaining life of the contract with the respective carrier. For multiple element arrangements, the Company determines the fair value of each element based on specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value.

The Company typically recognizes revenue for its Prepaid Systems business from the sale of systems at the time the systems are shipped or delivered to the customer, depending on contract terms. In the event there are acceptance terms that are not perfunctory, the Company defers revenue until acceptance has occurred. The fair value of installation revenue, based on vendor-specific objective evidence, is deferred until the entire installation is complete. Revenues from maintenance and support services are recognized ratably over the term of the contract period, which is generally one year, based on vendor-specific objective evidence of fair value. Vendor-specific objective evidence of fair value is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate.

All revenues are recorded net of unbillable amounts, and a reserve for billing adjustments and doubtful accounts is recorded based on historical experience or specific identification of an event necessitating a reserve.

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and reasonably estimable; otherwise, such costs are expensed as incurred. As discussed in Note 3 to the condensed consolidated financial statements, the Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy, and generally, the Company develops an estimate of probable costs in consultation with the Company’s outside legal counsel who is handling the case. There can be no assurances that the Company’s expenses will not exceed its estimates.

Research and Development, Software Development Costs and Assets Obtained and Deployed for Internal Use

Research and development costs are charged to expense as incurred. However, certain costs incurred for the development of computer software or deployment of assets for internal use are capitalized. The direct labor and payroll-related costs of development of computer software, primarily for the coding and testing of the software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on the Company’s anticipated use, changes in hardware and software technologies and anticipated future undiscounted net cash flows.

Amortization of capitalized software development costs begins when the product is available and released for general use on the company’s platforms. Amortization of internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

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

In accordance with Statement of Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (FAS 142), goodwill is not amortized but is subject to annual impairment tests. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors.

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

Had compensation expense for the Company’s stock plans been recorded consistent with the provisions of FAS 123, the pro forma net income and net income per share would have been as follows:

(in thousands, except per-share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$5,002	$4,087	$9,075	$7,375
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	566	655	1,189	1,299

Pro forma net income	$4,436	$3,432	$7,886	$6,076

Basic net income per share:
As reported	$0.27	$0.23	$0.50	$0.42
Pro forma	$0.24	$0.19	$0.43	$0.34
Diluted net income per share:
As reported	$0.27	$0.22	$0.48	$0.40
Pro forma	$0.24	$0.18	$0.42	$0.33

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$5,002	$4,087	$9,075	$7,375
Unrealized loss on available for sale securities	(206)	—	(226)	—

Comprehensive Income	$4,796	$4,087	$8,849	$7,375

3.	Contingencies

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

On November 10, 2003, a putative class action complaint was filed in U.S. District Court for the District of Massachusetts against the Company, its Chief Executive Officer and Chief Financial Officer on behalf of persons who purchased the Company’s common stock between June 12, 2003 and July 16, 2003. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose material adverse information about the Company’s business, operations and future prospects, specifically with respect to the Company’s contract negotiations with Verizon Wireless. On June 9, 2004, the class action complaint was voluntarily dismissed by the plaintiffs without prejudice to the plaintiffs’ ability to re-file a complaint. Neither the Company nor its insurers made any payment in connection with the dismissal of these lawsuits and have no obligation to make payments in the future.

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

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Income from continuing operations	$5,002	$4,051	$9,086	$7,325
Income (loss) from discontinued operations	—	36	(11)	50

Net income	$5,002	$4,087	$9,075	$7,375

Denominator:
Denominator for basic net income per share	18,295	18,009	18,286	17,744
Effect of dilutive employee stock options	440	869	442	865

Denominator for diluted net income per share	18,735	18,878	18,728	18,609

Basic net income per common share:
Income from continuing operations	$0.27	$0.23	$0.50	$0.41
Income (loss) from discontinued operations	—	—	—	0.01

Net income per common share	$0.27	$0.23	$0.50	$0.42

Diluted net income per common share:
Income from continuing operations	$0.27	$0.21	$0.49	$0.39
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01

Net income per common share	$0.27	$0.22	$0.48	$0.40

5.	Segment Reporting

The Company’s reportable operating segments consist of Billing and Transaction Processing Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services solutions allow wireless carriers to access the Company’s real-time subscriber management network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, payment services replenishment capabilities and postpaid billing and customer care to their subscribers. The real-time subscriber management network and transaction processing platform also enables bcgi Mobile Guardian, a Web-based solution that allows end-users to actively manage their wireless usage and access. The Prepaid Systems segment assembles and markets prepaid systems principally to international carriers.

As described in footnote 6, the Company ceased providing its ROAMERplus solution in March 2004, effectively discontinuing its Roaming Services segment.

(in thousands, except percentages)

Three months ended June 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$26,980	$670	$27,650

Gross margin	20,984	207	21,191

Gross margin percentage	78%	31%	77%

2003
Revenues	$24,097	$1,427	$25,524

Gross margin	18,083	556	18,639

Gross margin percentage	75%	39%	73%

Six months ended June 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$53,536	$1,359	$54,895

Gross margin	41,675	383	42,058

Gross margin percentage	78%	28%	77%

2003
Revenues	$45,171	$2,483	$47,654

Gross margin	34,167	1,045	35,212

Gross margin percentage	76%	42%	74%

6.	Discontinued Operations

Due to industry consolidation and a change in the fundamentals of inter-carrier roaming, resulting in a continued decline in profitability, the Company ceased providing its ROAMERplus solution in March 2004, effectively discontinuing its Roaming Services segment. Pursuant to Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the condensed consolidated financial statements have been reclassified to reflect this discontinued operation. Accordingly, the operating results of the Roaming Services segment have been segregated as a discontinued operation in the Condensed Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, 2003 amounts have been restated to reflect Roaming Services as discontinued operations. At June 30, 2004 there were $5,000 in liabilities classified as accrued expenses related to the Roaming Services segment. Revenues for the Roaming Services segment were $0 and $914,000 for the three months ended June 30, 2004 and 2003, respectively, and $563,000 and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

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

The components of net periodic benefit costs for the three and six months ended June 30, 2004 and 2003 are as follows (unaudited and in thousands):

	Three months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit costs
Service cost	$144	$82	$253	$165
Interest cost	76	38	132	77
Amortization of unrecognized net prior service cost	41	24	76	47

Net periodic benefit costs	$261	$144	$461	$289

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

We operate our billing and transaction processing services as a business process outsourcer, primarily in the United States. Our customers include Nextel Communications, Inc., branded as BOOST Mobile™, ALLTEL, Verizon Wireless, Cingular Wireless and other regional carriers. Our prepaid systems business sells turnkey systems primarily to wireless carriers outside the United States. We sell our products and services to our wireless carrier customers through our direct sales force. The specifics of each segment’s revenues and gross margins are discussed in greater detail below.

In the second quarter of 2004, we generated revenues of $27.7 million and diluted earnings per share of $0.27. These results were driven by the growth in our billing and transaction processing services revenues, which increased 12% to $27.0 million for the three months ended June 30, 2004 compared to $24.1 million for the three months ended June 30, 2003 and increased 19% to $53.5 million for the six months ended June 30, 2004 compared to $45.2 million for the six months ended June 30, 2003. The increase in billing and transaction processing services revenues principally resulted from an increase in our prepaid subscriber base from 3.58 million subscribers at June 30, 2003 to 4.07 million subscribers at June 30, 2004, as well as an increase in our average billed minutes of use (which includes minutes of use processed by our platform from which we earn revenues). The increase in our subscriber base resulted from additional subscriber growth from certain of our carrier customers.

Verizon Wireless accounted for 51% of our total revenues in 2003 and 47% of our total revenues for the three months ended June 30, 2004. On July 11, 2003, Verizon Wireless notified us that they intended to test their own internal prepaid platform in 2004. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated by either party upon 90 days written notice. On June 9, 2004, Verizon Wireless informed us that they intend to move forward with a national launch of their internal prepaid platform, and they began activating new retail subscribers on this platform on June 10, 2004. Additionally, Verizon Wireless stated that they intend to manually convert existing subscribers from bcgi’s prepaid platform onto their own internal platform over a period of time. They have not yet informed us of the specific rate at which these conversions will take place or when they expect this process to commence. However, Verizon Wireless informed us that they anticipate the conversion process will be completed no later than the third quarter of 2005.

We currently support Cingular Wireless’s TDMA prepaid program, which represented 23% of our total revenues for the three months ended June 30, 2004, under a contract that expires in the first half of 2005. Cingular Wireless has begun offering GSM service to certain of its prepaid subscribers. Since we only support its TDMA business, we expect that Cingular Wireless’s subscribers will churn off of our network over time.

We are mitigating the impact of the potential loss of prepaid wireless revenues from our two largest customers by diversifying our customer base, generating revenue from new products and achieving growth in regional markets. Over the past six months, our revenue growth has been principally generated from customers other than Verizon and Cingular. We recently introduced our newest solution, bcgi Mobile Guardian, a first-of-its-kind offering that provides unique, Web-based tools for use by parents and enterprises seeking to better manage postpaid wireless usage of their children or employees. This solution has generated significant interest from both existing and prospective national and regional carrier customers. In addition, Nextel expanded its youth-oriented, pay-as-you-go service, branded as BOOST Mobile, into seven major new markets during the past quarter using the bcgi Prepaid Wireless solution. Nextel, which represented 11% of our total revenues for the three months ended June 30, 2004, is expected to add more than 500,000 BOOST subscribers in 2004, of which approximately 200,000 were added through June 30, 2004. Finally, we continue to expand our presence across the regional wireless marketplace with all of our new and existing solutions.

Although we do not have specific guidance from Verizon Wireless regarding the timing and rate of subscriber migrations and we do not have any information on how Cingular Wireless’ nationwide GSM network will impact total churn, we anticipate that, for the third quarter ending September 30, 2004, our total revenues will range between $26 million to $28 million. Additionally, we anticipate that our earnings per share will approximate $0.20 to $0.24, including approximately $0.02-0.03 per share of legal costs, primarily associated with the Freedom Wireless lawsuit.

Segment Data

(in thousands, except percentages)

Three months ended June 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$26,980	$670	$27,650

Gross margin	20,984	207	21,191

Gross margin percentage	78%	31%	77%

2003 (1)
Revenues	$24,097	$1,427	$25,524

Gross margin	18,083	556	18,639

Gross margin percentage	75%	39%	73%

Six months ended June 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$53,536	$1,359	$54,895

Gross margin	41,675	383	42,058

Gross margin percentage	78%	28%	77%

2003 (1)
Revenues	$45,171	$2,483	$47,654

Gross margin	34,167	1,045	35,212

Gross margin percentage	76%	42%	74%

(1)	Our Roaming Service business was discontinued in the quarter ended March 31, 2004. 2003 amounts have been restated to reflect Roaming Services as a discontinued operation.

Billing and Transaction Processing Services

Billing and transaction processing services revenues consist primarily of revenues from our three primary solution sets: bcgi Real-Time Subscriber Management solutions (which includes bcgi Prepaid Wireless, bcgi Mobile GuardianTM and bcgi Network GovernorTM), bcgi Voyager Billing and Customer Care and bcgi Payment Services. Billing and transaction processing services revenues increased 12% to $27.0 million for the three months ended June 30, 2004 compared to $24.1 million for the three months ended June 30, 2003 and increased 19% to $53.5 million for the six months ended June 30, 2004 compared to $45.2 million for the six months ended June 30, 2003. The revenue increase for the three and six month periods ended June 30, 2004 compared to the corresponding periods in the previous year was primarily a result of the 13% increase in the subscriber base to 4.07 million as of June 30, 2004 from 3.58 million as of June 30, 2003. The increase in our subscriber base resulted from additional subscriber growth from certain of our carrier customers. The revenue increase also resulted from an increase in average billed minutes of use per subscriber to 116 per month for the three and six-month period ended June 30, 2004 from 113 and 110 for the three and six-month periods ended June 30, 2003, respectively. The higher average billed minutes of use resulted primarily from more attractive features and more competitive pricing offered by our carrier customers to their subscribers. These revenue increases were partially offset by a decrease of approximately 10% and 11% in our average billed rate per minute compared to the three and six-month periods in the prior year, respectively, principally due to carriers availing themselves of our volume pricing discounts. We expect billing and transaction processing revenues to decrease in the third quarter of 2004 compared to the three months ended June 30, 2004 due primarily to the anticipated loss of Verizon subscribers.

Gross margins for billing and transaction processing services increased to 78% of billing and transaction processing services revenues for the three months ended June 30, 2004 compared to 75% of such revenues for the three months ended June 30, 2003 and increased to 78% of billing and transaction processing services revenues for the six months ended June 30, 2004 compared to 76% of such revenues for the six months ended June 30, 2003. While our cost of services in absolute dollars increased to support our technology enhancement initiatives, Nextel’s market expansion and bcgi Mobile Guardian launch, our gross margins increased due mainly to increased revenue and our predominantly fixed cost infrastructure.

Prepaid Systems

Prepaid systems revenues decreased to $670,000 for the three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003 and decreased to $1.4 million for the six months ended June 30, 2004 compared to $2.5 million for the six months ended June 30, 2003. The decrease in prepaid systems revenues resulted primarily from fewer system sales during the quarter. Our prepaid system sales levels are not easily predictable and often fluctuate on an annual and quarter-to-quarter basis.

Gross margins for prepaid systems decreased to 31% of prepaid systems revenues for the three months ended June 30, 2004 from 39% for the three months ended June 30, 2003 and decreased to 28% of prepaid systems revenues for the six months ended June 30, 2004 compared to 42% of such revenues for the six months ended June 30, 2003. The decrease for the three and six months ended June 30, 2004 was due mainly to fixed costs not absorbed at lower levels of system sales.

Operating Data

(in thousands)

	Three months ended June 30,
	2004		2003
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$27,650	100%	$25,524	100%
Engineering, research and development	3,497	13%	3,362	13%
Sales and marketing	1,667	6%	1,516	6%
General and administrative	2,125	8%	1,985	8%
General and administrative – legal	450	2%	725	3%
Depreciation and amortization	5,490	20%	4,813	19%

	Six months ended June 30,
	2004		2003
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$54,895	100%	$47,654	100%
Engineering, research and development	7,293	13%	6,231	13%
Sales and marketing	3,539	6%	3,083	6%
General and administrative	4,211	8%	3,870	8%
General and administrative – legal	1,600	3%	1,640	3%
Depreciation and amortization	10,959	20%	9,205	19%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of new and existing solutions. The increase in engineering, research and development expenses for both the three and six month periods ended June 30, 2004 in absolute dollar terms principally resulted from additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business, as well as additional resources added to support our growth and new solutions, including our newest product, bcgi Mobile Guardian, as well as other technology enhancement initiatives. Spending for engineering, research and development remained consistent as a percentage of revenues over both of these periods as we generated greater revenues in each of the three and six month periods ended June 30, 2004 from the year-earlier periods. For the three months ending September 30, 2004, we expect spending for engineering, research and development to increase principally to support our continued investment in new solutions and other technology enhancements, which we believe are key to our diversification strategy.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. In absolute dollars, sales and marketing expenses increased for both the three and six-month periods ended June 30, 2004 primarily to support our marketing efforts for our newest solution, bcgi Mobile Guardian. As we generated greater revenues in each of the three and six month periods ended June 30, 2004 from the year-earlier periods, spending for sales and marketing remained consistent as a percentage of revenues over both of these periods. For the three months ending September 30, 2004, we expect spending for sales and marketing to increase principally to support the promotion and sales strategy for our new solutions.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support. For both the three and six month periods ended June 30, 2004 , general and administrative expenses increased in absolute dollars principally due to additional resources and costs associated with additional regulatory requirements and an increase in legal costs incurred to enhance our intellectual property portfolio. However, as we generated greater revenues in each of the three and six month periods ended June 30, 2004 from the year-earlier periods, spending for general and administrative expenses remained consistent as a percentage of revenues over both of these periods.

General and administrative expenses – legal expenses

General and administrative - legal expenses are incurred primarily for legal expenses to defend the patent infringement lawsuit initiated by Freedom Wireless. General and administrative - legal expenses decreased for both the three and six month periods ended June 30, 2004 compared to the respective year-earlier periods principally due to lower costs to defend the Freedom Wireless lawsuit. We expect to incur, on average, approximately $1 million per quarter (before taxes) for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture, equipment and leasehold improvements and amortization of certain intangible assets. We provide for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The increase in depreciation and amortization expense for both the three and six month periods ended June 30, 2004 was primarily due to more capital deployed to support growth and continued enhancements in billing and transaction processing services, including bcgi Mobile Guardian and other technology enhancement initiatives.

Interest income

Interest income decreased 17% to $251,000 for the three months ended June 30, 2004 from $302,000 for the three months ended June 30, 2003 and decreased 12% to $563,000 for the six months ended June 30, 2004 from $638,000 for the six months ending June 30, 2003. Compared to the year-earlier periods, the decrease in interest income for the three and six-month periods ended June 30, 2004 was principally due to lower yields on certain investments during the three months ended June 30, 2004.

Provision for income taxes

The income tax rate for the six months ended June 30, 2004 was 39.5% compared to an income tax rate of 38% for the six months ended June 30, 2003. The increase in the income tax rate is primarily due to the use of net operating loss carry forwards in the prior year that were completely utilized during the year ended December 31, 2003.

Discontinued Operations

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. This business generated a net loss of $0 and $11,000 for the three and six months ended June 30, 2004 and net income of $36,000 and $50,000 for the three and six months ended June 30, 2003, respectively. At June 30, 2004, the discontinued Roaming Services segment had net liabilities of $5,000. We expect to liquidate all liabilities as of December 31, 2004.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $65.1 million at June 30, 2004 compared to $66.5 million at December 31, 2003. Net cash provided by continuing operations of $14.9 million for the six months ended June 30, 2004 resulted from net income of $9.1 million, adjustments for depreciation and amortization of $11.0 million and an increase in income taxes payable of $1.2 million. These amounts were partially offset by an increase in accounts receivable of $5.4 million, which was largely due to the timing of cash receipts during the quarter along with an increase in revenues.

Our investing activities utilized $10.6 million of net cash for the six months ended June 30, 2004. We utilized approximately $10 million for capital expenditures, including approximately $1.9 million for internally capitalized labor, and purchased long-term investments of $1.5 million during the period. We anticipate that, during the third quarter ending September 30, 2004, we will make additional capital investments of approximately $5 million for additional equipment and software to support new solutions and enhanced feature capabilities and for our billing and transaction processing services. Also, we may pay additional contingent cash consideration of up to $3.1 million to Infotech Solutions Corporation in 2005 and 2006, if we achieve certain defined annual revenue targets for calendar years 2004 and 2005. We expect to make a payment to Infotech Solutions Corporation in 2005 based on qualified revenues earned in 2004. We intend to finance such capital investments or contingent consideration payments from cash or short-term investments on-hand or cash flow generated from operations.

Our financing activities used cash of $4.2 million during the six months ended June 30, 2004 due mainly to the repurchase of common stock pursuant to our 2004 Share Repurchase Plan, approved by our Board of Directors on June 11, 2004, allowing for the repurchase of up to two million shares of our outstanding common stock. As of June 30, 2004, we repurchased 504,500 shares for a total of $4.9 million and through August 9, 2004, we had repurchased an additional 334,000 shares for an additional $3.7 million, for a total of 838,500 shares at a total cost of $8.2 million. This use of cash was slightly offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

We have non-cancelable operating lease commitments for office space, many of which are renewable at our option, equipment lease commitments and various other commitments under which we are contractually obligated beyond the current period. Future minimum payments due under non-cancelable agreements are as follows (in thousands):

		Payment due by period
	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Contractual obligations:
Operating leases	$2,785	$1,595	$1,138	$52	$—
Purchase commitments	8,069	4,577	2,281	211	—

Total	$9,854	$6,172	$3,419	$263	$—

We believe that our cash and short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months.

Off Balance Sheet Arrangements

During the three months ended June 30, 2004, we did not engage in:

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

We believe the following policies to be our most critical policies in the preparation of our condensed consolidated financial statements:

•	Revenue recognition and allowance for bad debts

•	Legal costs

•	Research and development, software development costs and costs capitalized for internal use

•	Impairment of long-lives and intangible assets and goodwill

These policies were identified in our Annual Report on Form 10-K for the year ended December 31, 2003. During the three months ended June 30, 2004, there has been no change in the above critical accounting policies. In addition, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

Certain Factors That May Affect Future Results

Verizon Wireless and Cingular Wireless, our two largest customers, are currently utilizing new prepaid solutions, which will result in fewer subscriber additions to our platforms.

On July 11, 2003, Verizon Wireless notified us that they intend to test their own internal prepaid platform in 2004. On June 9, 2004, Verizon Wireless informed us that they were moving forward with a national launch of their internal prepaid platform and began to activate new prepaid retail subscribers on this platform on June 10, 2004. Additionally, Verizon Wireless stated that they intend to manually convert existing subscribers off of bcgi’s prepaid platform and onto their own over a period of time. While Verizon Wireless has not yet provided us with the specific timing and rate of conversion, they anticipate that the conversion process will be completed no later than the third quarter of 2005. Verizon Wireless’s internal prepay platform launch and the expected conversion process will have a material, adverse effect on our revenues and net income for the three months ended September 30, 2004 and thereafter.

We currently provide prepaid wireless solutions to Cingular Wireless’s TDMA markets under a contract that expires in the first half of 2005. Cingular Wireless uses other vendors to provide prepaid wireless service in its GSM markets. As we do not provide prepaid solutions on Cingular Wireless’ GSM network, and because Cingular Wireless has begun offering prepaid service on its newest GSM network, we expect that our revenue from this TDMA business to decrease over time. Additionally, there is no guarantee that Cingular Wireless will not migrate its existing TDMA prepaid business onto its GSM network, thereby causing a reduction in our revenues and net income.

The loss or significant reduction of business from one of our major customers, including Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. Verizon Wireless represented 47%, Cingular Wireless represented 23% and Nextel Communications represented 11% of our total revenues for the three months ended June 30, 2004.

Most of our customer contracts are not exclusive. Therefore, our carrier customers have used and/or tested and continue to use and/or test their own services or services of our competitors in certain markets. In addition, certain of our contracts are up for renewal in 2004 and beyond. If and when each of the contracts is renewed, some contractual rates may be lower than in previous years and at lower rates than we have estimated.

In addition, we depend on our wireless carrier customers to market and sell our solutions to consumers. We can provide no assurance that they will do so successfully, and therefore, that there will be a significant market for wireless programs, including our wireless wireless solutions.

An unfavorable judgment in the Freedom Wireless lawsuit would have a material adverse impact on our business.

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

The suit is in the pre-trial phase and various summary judgment motions have been filed by both parties in the case. The court is expected to rule on these motions in the normal course of proceedings. We cannot yet assess our potential liability, if any. Any adverse outcome, including the following, would have a material adverse effect on our business, financial condition and results of operations:

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

Regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $15.3 million in legal costs as of June 30, 2004 to defend this lawsuit, and we expect to incur approximately $1 million per quarter in legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. Moreover, this lawsuit may divert the efforts and attention of our management team from normal business operations. Finally, we may become subject to additional patent infringement lawsuits in the future.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Extent of our carrier customers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our carriers’ allocation of marketing resources for initiatives other than prepaid wireless services, such as wireless number portability, data services, new technologies, etc.

•	Our and our carrier customer’s ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	Variations in volumes of minutes of use generated by our carrier customers’ subscribers;

•	Rates paid by our customers;

•	Impact and acceptance of existing solutions or the introduction of competing solutions by wireless carriers, including those who are currently our prepaid wireless services customers;

•	Our carriers customers’ ability to generate additional prepaid subscribers using our solutions;

•	Number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages.

•	Decreased demand for our prepaid systems, caused by reductions in capital budgets of our customers, changing technologies, and other reasons beyond our control;

•	Changes in the mix of solutions we provide;

•	Seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

Due to all of the foregoing factors, it is possible that in some future quarter our results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected. In addition, a significant portion of our expenses is fixed in the short term. Accordingly, our results of operations are particularly sensitive to fluctuations in revenues. If our revenues fall below our expectations, we would most likely not be able to reduce our fixed or other expenses in sufficient time to respond to such a shortfall.

If we do not continue to develop and offer more desirable functionality and features in our solutions at competitive prices, including the new solutions currently in our pipeline, we will not be able to compete effectively and our business will be materially and adversely affected.

Our business will not be successful if we do not develop and offer more functionality and features in our solutions than those available in competitive offerings or if we are unable to develop new solutions to offer our carrier customers. Also, there can be no assurance that we will successfully support and enhance our real-time subscriber management network and billing and transaction processing platform effectively or that our network will successfully support current and future growth. In addition, we may be unable to leverage our existing infrastructure to provide enhancements to our current solutions or new solutions cost-effectively. If we cannot develop and provide more desirable functionality and features than our competitors, if we cannot sell our new solutions to our customers, or if we are unable to keep our costs down to provide new and enhanced solutions at competitive prices, we would likely lose market share or be required to reduce our margins, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not successfully continue to upgrade our software and hosting environment as new wireless technologies evolve, including but not limited to SIM, 2.5G and 3G technologies, we may lose existing and prospective customers.

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

Our business may suffer if we are unable to attract and retain key employees.

Competition for employees with the skills we require is intense. Our success will depend on our ability to attract and retain key employees, including members of the executive management team as well as those employees in crucial technical, marketing and staff positions. The loss of one or more key employees, our inability to attract additional qualified employees, or the delay in hiring key personnel could have a material adverse impact on our business, financial condition and results of operations.

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

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material, adverse effect on our business and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including, but not limited to computer viruses, security breach, natural disasters, terrorism, war and telecommunication failure. There may also be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to guard against these risks. However, there can be no assurance that a system or network failure or significant disruption will not have a material adverse impact on our business and our operating results. In addition, in the event of such a disruption or failure, we may incur significant costs to remedy the damages caused by such a situation.

Changes in international economic conditions could harm our prepaid systems business.

We currently price and sell all of our prepaid systems to international customers in U.S. dollars. In addition, many prepaid systems customers are multi-national corporations. We currently receive payments in U.S. dollars in order to protect us from foreign currency fluctuations. However, in the future, prepaid systems sales to foreign countries may result in losses due to devaluation of foreign currencies or other international business conditions beyond our control.

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

Item 4. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 10, 2003, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between June 12, 2003 and July 16, 2003. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose material adverse information about our business, operations and future prospects, specifically with respect to our contract negotiations with Verizon Wireless. On June 9, 2004, the class action complaint was voluntarily dismissed by the plaintiffs without prejudice to the plaintiffs’ ability to re-file a complaint. bcgi and its insurers made no payment in connection with the dismissal of these lawsuits and have no obligation to make payments in the future.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities by us during the quarter ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
06/01/2004 – 06/30/2004	504,500	9.78	504,500	1,495,500

(1)	We repurchased an aggregate of 504,500 shares of our common stock pursuant to the repurchase program that we publicly announced on June 14, 2004.
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 2,000,000 shares of our common stock pursuant to the repurchase program. The program will expire at the earliest occurrence of any of the following events:

a.	The repurchase of all shares that are authorized to be repurchased under the program,
b.	Termination of the repurchase program by our board of directors; and
c.	June 10, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Shareholders on May 26, 2004. At our Annual meeting, the following actions were taken:

1.	The shareholders elected three Class II Directors to serve three-year terms. The table below outlines the voting results:

	Number of Shares/Votes
	For	Withheld
James A. Dwyer, Jr.	16,150,654	1,082,768
Paul R. Gudonis	14,246,947	2,986,475
Frederick E. von Mering	16,107,143	1,126,279

In addition, Gerald McGowan, Gerald Segel, Daniel E. Somers, E.Y. Snowden, Brian E. Boyle and Paul Tobin are continuing directors. Jerrold D. Adams did not seek reelection to the Board of Directors.

2.	The shareholders ratified the adoption of our 2004 Stock Incentive Plan, by a vote of 6,980,155 shares of Common Stock for, 3,642,991 shares of Common Stock against, and 17,457 shares of Common Stock abstaining.

3.	The shareholders ratified the adoption of our 2004 Employee Stock Purchase Plan, by a vote of 10,074,577 shares of Common Stock for, 550,606 shares of Common Stock against, and 15,420 shares of Common Stock abstaining.

4.	The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors by a vote of 17,112,159 shares of Common Stock for, 112,888 shares of Common Stock against and 8,375 shares of Common Stock abstaining.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.1	+ 2004 Employees Stock Incentive Plan

10.2	+ 2004 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

+	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(c) of this Report.

b) Reports on Form 8-K

On April 20, 2004, we filed a current report on Form 8-K to report, under Items 9 and 12, our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004		Boston Communications Group, Inc.
(Registrant)

	By:	/s/ Karen A. Walker
Karen A. Walker
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)