Form 10-Q
period 2004-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 2004-11-09
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 1, 2004, the Company had outstanding 17,560,192 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding the expectations regarding our new product offerings, expansion into new markets, Verizon Wireless’ timetable to transfer subscribers from our platform to their internal prepaid platform, diversification of our product and customer base, total revenues, bcgi Mobile Guardian revenues, earnings per share, billing and transaction processing services revenues, sales and marketing expenses, depreciation and amortization, costs to defend the Freedom Wireless lawsuit and the belief that the Company does not infringe on the Freedom Wireless patents, additional capital investments, payment of additional contingent cash consideration to Infotech Solutions Corporation, and the ability to finance our operations for the next 12 months. These statements are based on the current beliefs and assumptions of management.

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

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,197	$2,960
Short-term investments	58,680	63,553
Accounts receivable, net of allowance for billing adjustments and doubtful accounts of $794 in 2004 and $878 in 2003	16,629	18,386
Inventory	361	679
Deferred income taxes	902	1,260
Prepaid expenses and other assets	3,605	2,121

Total current assets	92,374	88,959
Property and equipment:
Building and leasehold improvements	14,448	10,989
Telecommunications systems & software	91,943	86,418
Furniture and fixtures	647	540
Systems in development	6,117	10,789

	113,155	108,736
Less allowance for depreciation and amortization	57,286	50,098

	55,869	58,638
Intangible assets, net	740	920
Goodwill	4,753	4,177
Other assets	3,896	1,897

Total assets	$157,632	$154,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,029	$1,844
Accrued expenses	9,434	12,363
Deferred revenue	3,211	3,788
Income taxes payable	351	760

Total current liabilities	14,025	18,755
Non-current liabilities:
Accrued pension liability	1,291	632
Deferred income taxes	8,103	7,003

Total non-current liabilities	9,394	7,635
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,550,310 and 18,249,028 shares issued at September 30, 2004 and December 31, 2003, respectively	176	182
Additional paid-in capital	103,710	110,834
Retained earnings	30,473	17,230
Accumulated other comprehensive loss	(146)	(45)

Total shareholders’ equity	134,213	128,201

Total liabilities and shareholders’ equity	$157,632	$154,591

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES:
Billing and Transaction Processing Services	$25,591	$24,669	$79,127	$69,840
Prepaid Systems	1,429	1,907	2,788	4,390

	27,020	26,576	81,915	74,230
EXPENSES:
Cost of Billing and Transaction Processing Services revenues*	6,232	5,775	18,093	16,779
Cost of Prepaid Systems revenues*	660	706	1,636	2,144
Engineering, research and development	3,694	3,365	10,987	9,596
Sales and marketing	1,567	1,618	5,106	4,701
General and administrative	1,955	2,005	6,166	5,875
General and administrative – legal expenses	450	1,350	2,050	2,990
Depreciation and amortization	5,894	5,132	16,853	14,337

	20,452	19,951	60,891	56,422
Operating income	6,568	6,625	21,024	17,808
Interest income	322	287	885	925

Income from continuing operations before income taxes	6,890	6,912	21,909	18,733
Provision for income taxes	2,722	2,626	8,655	7,123

Net income from continuing operations	4,168	4,286	13,254	11,610
Discontinued operations (Note 6):
Income (loss) from discontinued operations, before taxes	—	14	(19)	95
Income tax (expense) / benefit from discontinued operations	—	(6)	8	(36)

Net income / (loss) from discontinued operations	—	8	(11)	59

Net income	$4,168	$4,294	$13,243	$11,669

Basic net income per share:
Continuing operations	$0.24	$0.24	$0.73	$0.65
Net income	$0.24	$0.24	$0.73	$0.65
Weighted average common shares outstanding	17,534	18,202	18,035	17,897

Diluted net income per share:
Continuing operations	$0.24	$0.23	$0.72	$0.62
Net income	$0.24	$0.23	$0.72	$0.62
Weighted average common shares outstanding	17,732	18,797	18,395	18,672

*	exclusive of depreciation, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income from continuing operations	$13,254	$11,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,853	14,337
Deferred income taxes	1,458	1,814
Income tax benefit from exercise of stock options	—	2,323
Changes in operating assets and liabilities:
Accounts receivable	1,607	(2,666)
Inventory	318	(155)
Prepaid expenses and other assets	(1,466)	(1,170)
Accounts payable, accrued expenses and deferred revenue	(4,020)	1,965
Other non-current liabilities	659	482
Income taxes payable	(409)	(697)

Net cash provided by operating activities of continuing operations	28,254	27,843

Income (loss) from discontinued operations	(11)	59
Net change in operating assets and liabilities of discontinued operations	(303)	(112)

Net cash provided by (used in) operating activities of discontinued operations	(314)	(53)

Net cash provided by operations	27,940	27,790

INVESTING ACTIVITIES
Payment of earn-out in connection with acquisition	(424)	—
Purchases of long-term investments	(2,017)	(1,517)
Purchases of short-term investments	(48,739)	(33,943)
Sales of short-term investments	53,511	15,850
Purchase of property and equipment	(13,904)	(26,680)

Net cash used in investing activities	(11,573)	(46,290)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	627	683
Proceeds from exercise of stock options and employee stock purchase plan	424	6,158
Repurchase of common stock	(8,181)	—

Net cash provided by (used in) financing activities	(7,130)	6,841

Increase (decrease) in cash and cash equivalents	9,237	(11,659)
Cash and cash equivalents at beginning of period	2,960	31,146

Cash and cash equivalents at end of period	$12,197	$19,487

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$7,870	$3,194

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Stock Based Compensation

The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value method promulgated under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (FAS 123).” Under APB 25, since the exercise price of options granted under these plans equals the fair market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants.

Had compensation expense for the Company’s stock plans been recorded consistent with the provisions of FAS 123, the pro forma net income and net income per share would have been as follows:

(in thousands, except per-share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$4,168	$4,294	$13,243	$11,669
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	584	655	1,832	1,954

Pro forma net income	$3,584	$3,639	$11,411	$9,715

Basic net income per share:
As reported	$0.24	$0.24	$0.73	$0.65
Pro forma	$0.20	$0.20	$0.63	$0.54
Diluted net income per share:
As reported	$0.24	$0.23	$0.72	$0.62
Pro forma	$0.20	$0.19	$0.62	$0.52

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$4,168	$4,294	$13,243	$11,669
Unrealized gain (loss) on available for sale securities	125	—	(101)	—

Comprehensive income	$4,293	$4,294	$13,142	$11,669

3.	Contingencies

Legal

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of the Company’s wireless carrier customers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. If there was a ruling that the Company infringed the Freedom Wireless patents, it could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. On August 10, 2004, the plaintiff and the defendant each had four summary judgment motions denied by the court, bringing the case closer to the trial phase. The suit is in the pre-trial phase and the trial is scheduled to begin on January 31, 2005. The Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art and other reasons.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which comprise stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. Accordingly, for the three months ended September 30, 2004 and 2003 options to purchase 1,636,000 and 227,000 shares, respectively, of Common Stock have been excluded from the computation. In addition, for the nine months ended September 30, 2004 and 2003 options to purchase 1,246,000, and 80,000 shares, respectively, of Common Stock have been excluded from the computation.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Income from continuing operations	$4,168	$4,286	$13,254	$11,610
Income (loss) from discontinued operations	—	8	(11)	59

Net income	$4,168	$4,294	$13,243	$11,669

Denominator:
Denominator for basic net income per share	17,534	18,202	18,035	17,897
Effect of dilutive employee stock options	198	595	360	775

Denominator for diluted net income per share	17,732	18,797	18,395	18,672

Basic net income per common share:
Income from continuing operations	$0.24	$0.24	$0.73	$0.65
Income (loss) from discontinued operations	—	—	—	—

Net income per common share	$0.24	$0.24	$0.73	$0.65

Diluted net income per common share:
Income from continuing operations	$0.24	$0.23	$0.72	$0.62
Income (loss) from discontinued operations	—	—	—	—

Net income per common share	$0.24	$0.23	$0.72	$0.62

5.	Segment Reporting

The Company’s reportable operating segments consist of Billing and Transaction Processing Services and

Prepaid Systems. The Company’s Billing and Transaction Processing Services solutions allow wireless carriers to access the Company’s real-time subscriber management network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, payment services replenishment capabilities and postpaid billing and customer care to their subscribers. The real-time subscriber management network and transaction processing platform also enables bcgi Mobile Guardian, a Web-based solution that allows end-users to actively manage their wireless usage and access. The Prepaid Systems segment has been operating from the Company’s Tulsa location where it assembles and markets prepaid systems principally to international carriers. In September 2004, the Company began the process of consolidating the Tulsa operations into the corporate headquarters in Massachusetts. As a result of this consolidation, the Company does not expect to be reporting Prepaid Systems as a separate segment in 2005.

As described in footnote 6, the Company ceased providing its ROAMERplus solution in March 2004, effectively discontinuing its Roaming Services segment.

(in thousands, except percentages)

Three months ended September 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$25,591	$1,429	$27,020

Gross margin	19,359	769	20,128

Gross margin percentage	76%	54%	74%

2003
Revenues	$24,669	$1,907	$26,576

Gross margin	18,894	1,201	20,095

Gross margin percentage	77%	63%	76%

Nine months ended September 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$79,127	$2,788	$81,915

Gross margin	61,034	1,152	62,186

Gross margin percentage	77%	41%	76%

2003
Revenues	$69,840	$4,390	$74,230

Gross margin	53,061	2,246	55,307

Gross margin percentage	76%	51%	75%

6.	Discontinued Operations

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

At September 30, 2004 there was $39,000 in accounts receivable related to the Roaming Services segment. Revenues for the Roaming Services segment were $0 and $924,000 for the three months ended September 30, 2004 and 2003, respectively, and $563,000 and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively.

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

The components of net periodic benefit costs for the three and nine months ended September 30, 2004 and 2003 are as follows (unaudited and in thousands):

	Three months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit costs
Service cost	$109	$82	$362	$247
Interest cost	58	38	220	115
Amortization of unrecognized net prior service cost	31	24	77	71

Net periodic benefit costs	$198	$144	$659	$433

8.	Stockholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act. Chapter 156D eliminates the concept of treasury shares and provides that shares reacquired by a company are to be treated as authorized but unissued shares of common stock. As a result of this change, the Company has reclassified, for balance sheets presented, shares previously classified as treasury shares as authorized but unissued shares of common stock. At December 31, 2003 the Company had 273,420 shares at a cost of $2.1 million classified as treasury stock.

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

In the third quarter of 2004, we generated revenues of $27.0 million and diluted earnings per share of $0.24. These results were driven by the growth in our billing and transaction processing services revenues, which increased 4% to $25.6 million for the three months ended September 30, 2004 compared to $24.7 million for the three months ended September 30, 2003 and increased 13% to $79.1 million for the nine months ended September 30, 2004 compared to $69.8 million for the nine months ended September 30, 2003. The increase in billing and transaction processing services revenues principally resulted from an increase in our prepaid subscriber base from 3.58 million subscribers at September 30, 2003 to 3.91 million subscribers at September 30, 2004. The increase in our subscriber base resulted from additional subscriber growth from certain of our carrier customers, partially offset by the loss of subscribers from Verizon Wireless.

Verizon Wireless accounted for 51% of our total revenues for the year ended December 31, 2003 and 41% of our total revenues for the three months ended September 30, 2004. Our existing prepaid wireless services agreement with Verizon Wireless is in its auto-renewal term and may be terminated by either party upon 90 days written notice. In June 2004, Verizon Wireless began activating new retail subscribers on their internal prepaid platform, and in October 2004 began to convert subscribers off bcgi’s platform. The subscriber conversions are expected to be completed by the third quarter of 2005, although we can provide no assurance that conversions will not be completed sooner than expected.

We currently support Cingular Wireless’ TDMA prepaid program, which represented 23% of our total revenues for the year ended December 31, 2003 and for the three months ended September 30, 2004, under a contract that expires in the first half of 2005. Cingular Wireless has begun offering GSM service to certain of its prepaid subscribers. Since we only support its TDMA business, we expect that Cingular Wireless’s subscribers we currently support will expire off our network over time.

We are seeking to mitigate the impact of the expected loss of prepaid wireless revenues from our two largest customers by focusing on diversifying our revenues, as we enable growth from other existing customers and target new and current customers with our expanded product offerings. Over the past nine months, our revenue growth has been principally generated from customers other than Verizon and Cingular. In 2004, we introduced bcgi Mobile Guardian, a unique offering that provides Web-based tools for parents and enterprises seeking to better manage postpaid wireless usage of their children or employees. This solution has generated significant interest from both existing and prospective national and regional carrier customers and we expect to generate revenue from this solution in 2005. In addition, Nextel further expanded its youth-oriented, pay-as-you-go service, branded as BOOST Mobile, into seven major new markets during the past quarter using the bcgi Prepaid Wireless solution. Nextel, which represented 14% of our total revenues for the three months ended September 30, 2004, up from 11% for the three months ended June 30, 2004, has added approximately 400,000 net subscribers during the nine months ended September 30, 2004. Finally, we continue to expand our presence across the regional wireless and mobile virtual network operator (MVNO) marketplace with all of our new and existing solutions.

Although we cannot anticipate the level at which Verizon Wireless will convert subscribers off bcgi’s platform and do not have sufficient information on how Cingular Wireless’s nationwide GSM network will impact our subscriber base, given our baseline of revenues and related trends, we anticipate that for the fourth quarter ending December 31, 2004, our total revenues will range between $24 million and $26 million. Additionally, we anticipate that our earnings per share for the quarter ending December 31, 2004 will approximate $0.14 to $0.18, including approximately $0.02-0.03 per share of legal costs, primarily associated with the Freedom Wireless lawsuit.

Segment Data

(in thousands, except percentages)

Three months ended September 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$25,591	$1,429	$27,020

Gross margin	19,359	769	20,128

Gross margin percentage	76%	54%	74%

2003 (1)
Revenues	$24,669	$1,907	$26,576

Gross margin	18,894	1,201	20,095

Gross margin percentage	77%	63%	76%

Nine months ended September 30,	Billing and Transaction Processing Services	Prepaid Systems	Total
2004
Revenues	$79,127	$2,788	$81,915

Gross margin	61,034	1,152	62,186

Gross margin percentage	77%	41%	76%

2003 (1)
Revenues	$69,840	$4,390	$74,230

Gross margin	53,061	2,246	55,307

Gross margin percentage	76%	51%	75%

(1)	Our Roaming Service business was discontinued in the quarter ended March 31, 2004. 2003 amounts have been restated to reflect Roaming Services as a discontinued operation.

Billing and Transaction Processing Services

Billing and transaction processing services revenues consist principally of revenues from our three primary solution sets: bcgi Real-Time Subscriber Management solutions (which includes bcgi Prepaid Wireless, bcgi Mobile GuardianTM and bcgi Network GovernorTM), bcgi Voyager Billing and Customer Care and bcgi Payment Services. Billing and transaction processing services revenues increased 4% to $25.6 million for the three months ended September 30, 2004 compared to $24.7 million for the three months ended September 30, 2003 and increased 13% to $79.1 million for the nine months ended September 30, 2004 compared to $69.8 million for the nine months ended September 30, 2003. The revenue increase for the three and nine month periods ended September 30, 2004 compared to the corresponding periods in the previous year was primarily a result of the 9% increase in the subscriber base to 3.91 million as of September 30, 2004 from 3.58 million as of September 30, 2003. The increase in our subscriber base resulted from additional subscriber growth from certain of our carrier customers, partially offset by a decrease in Verizon Wireless subscribers.

Average billed minutes of use per subscriber decreased to 108 per month for the three-month period ended September 30, 2004 from 113 per month for the three-month period ended September 30, 2003. The lower average billed minutes of use for the three-month period ended September 30, 2004 compared to the same period in the previous year resulted from a reduction in the minutes of use from Verizon Wireless and Cingular Wireless. Average billed minutes of use per subscriber increased to 113 per month for the nine-month period ended September 30, 2004 from 111 per month for the nine-month period ended September 30, 2003. The increase in average billed minutes of use for the nine-month period ended September 30, 2004 compared to the same period in the previous year resulted primarily from new carrier programs that offered more attractive features and more competitive pricing, resulting in greater usage.

For the three-month period ended September 30, 2004 the average billed rate per minute was consistent with the same period in the previous year. For the nine month period ended September 30, 2004, our average billed rate per minute decreased approximately 9% compared to the same period in the prior year principally due to carriers availing themselves of our volume pricing discounts. We expect billing and transaction processing revenues to decrease in the fourth quarter of 2004 compared to the three months ended September 30, 2004 due primarily to the anticipated loss of Verizon and Cingular subscribers.

Gross margins for billing and transaction processing services were 76% of billing and transaction processing services revenues for the three months ended September 30, 2004 compared to 77% of such revenues for the three months ended September 30, 2003. The decrease in our gross margin for the three month period resulted from costs incurred to support our technology enhancement initiatives. Gross margins increased to 77% of billing and transaction processing services revenues for the nine months ended September 30, 2004 compared to 76% of such revenues for the nine months ended September 30, 2003. While our cost of services in absolute dollars increased for the nine month period ended September 30, 2004 to support our technology enhancement initiatives, Nextel’s market expansion and our bcgi Mobile Guardian product introduction, our gross margins increased due mainly to increased revenue and our predominantly fixed cost infrastructure.

Prepaid Systems

Prepaid systems revenues decreased to $1.4 million for the three months ended September 30, 2004 from $1.9 million for the three months ended September 30, 2003 and decreased to $2.8 million for the nine months ended September 30, 2004 compared to $4.4 million for the nine months ended September 30, 2003. The decrease in prepaid systems revenues resulted primarily from fewer system sales. Our prepaid system sales levels are not easily predictable and often fluctuate on an annual and quarter-to-quarter basis.

Gross margins for prepaid systems decreased to 54% of prepaid systems revenues for the three months ended September 30, 2004 from 63% for the three months ended September 30, 2003 and decreased to 41% of prepaid systems revenues for the nine months ended September 30, 2004 compared to 51% of such revenues for the nine months ended September 30, 2003. The decrease for the three and nine months ended September 30, 2004 was due mainly to fixed costs not absorbed at lower levels of system sales. During the quarter ended September 30, 2004 we began a phased shut down of our Tulsa operation, which housed much of the operations that support our prepaid systems business. We expect that our systems business will be fully integrated into our Massachusetts locations within the first half of 2005. The expenses we have incurred to begin closing this facility are reflected in our operating results. Additionally, as a result of the consolidation, we do not expect to be reporting prepaid systems as a separate segment in 2005.

Operating Data

(in thousands)

	Three months ended September 30,
	2004		2003
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$27,020	100%	$26,576	100%
Engineering, research and development	3,694	14%	3,365	13%
Sales and marketing	1,567	6%	1,618	6%
General and administrative	1,955	7%	2,005	8%
General and administrative – legal	450	2%	1,350	5%
Depreciation and amortization	5,894	22%	5,132	19%

	Nine months ended September 30,
	2004		2003
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$81,915	100%	$74,127	100%
Engineering, research and development	10,987	13%	9,596	13%
Sales and marketing	5,106	6%	4,701	6%
General and administrative	6,166	8%	5,875	8%
General and administrative – legal	2,050	3%	2,990	4%
Depreciation and amortization	16,853	21%	14,337	19%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of new and existing solutions. The increase in engineering, research and development expenses for both the three and nine month periods ended September 30, 2004 in absolute dollars principally resulted from additional resources devoted to expanding and enhancing the features and functionality of our billing and transaction processing services business, as well as additional resources added to support our growth, technology enhancements and new solutions, including bcgi Mobile Guardian. Spending for engineering, research and development remained consistent as a percentage of revenues as we generated greater revenues in the periods ended September 30, 2004 compared to the year-earlier periods.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. In absolute dollars, sales and marketing expenses were relatively consistent for the three month period ended September 30, 2004 compared to the same period in the previous year. Sales and marketing expenses increased for the nine-month period ended September 30, 2004 compared to the same period in the prior year primarily to support our marketing efforts for the product introduction of bcgi Mobile Guardian in the first half of the year. As we generated greater revenues in each of the three and nine month periods ended September 30, 2004 from the year-earlier periods, spending for sales and marketing remained consistent as a percentage of revenues over both of these periods. For the three months ending December 31, 2004, we expect spending for sales and marketing to increase principally to support the promotion and sales strategy for our new solutions.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide administrative support. General and administrative expenses in absolute dollars decreased for the three month period ended September 30, 2004 and increased for nine month period ended September 30, 2004 as compared to the same periods the prior year. This decrease in the three month period ended September 30, 2004 was principally due to lower general corporate legal expenses. The increase for the nine month period ended September 30, 2004 was due primarily to additional resources and costs associated with additional regulatory requirements and an increase in legal costs incurred to enhance our intellectual property portfolio. However, as we generated greater revenues in the three month period ended September 30, 2004 from the year-earlier periods, spending for general and administrative expenses declined as a percentage of revenues from 8% to 7%.

General and administrative expenses – legal expenses

General and administrative - legal expenses are incurred primarily for legal expenses to defend the patent infringement lawsuit initiated by Freedom Wireless. General and administrative - legal expenses decreased for both the three and nine month periods ended September 30, 2004 compared to the respective year-earlier periods principally due to lower costs to defend the Freedom Wireless lawsuit. We expect to incur, on average, approximately $1 million per quarter (before taxes) for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the level of activity and timing of proceedings.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation and amortization of telecommunications systems and software, building, furniture, equipment, leasehold improvements and certain intangible assets. We provide for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The increase in depreciation and amortization expense for both the three and nine month periods ended September 30, 2004 was primarily due to more capital deployed to support growth and continued enhancements in billing and transaction processing services, including bcgi Mobile Guardian and other technology enhancement initiatives. In addition, to a lesser extent, the increase was due to write-offs of certain assets during the quarter ended September 30, 2004, including assets of our Tulsa location. As a result, we expect depreciation and amortization expense to decrease in the quarter ended December 31, 2004.

Interest income

Interest income increased 12% to $322,000 for the three months ended September 30, 2004 from $287,000 for the three months ended September 30, 2003 and decreased 4% to $885,000 for the nine months ended September 30, 2004 from $925,000 for the nine months ending September 30, 2003. The increase in interest income for the three month period ended September 30, 2004 compared to the same period in the previous year resulted from an increased cash and investment balance. The decrease in interest income for the nine month period ended September 30, 2004 compared to the prior year resulted from lower yield on certain investments.

Provision for income taxes

The income tax rate for the nine months ended September 30, 2004 was 39.5% compared to an income tax rate of 38% for the nine months ended September 30, 2003. The increase in the income tax rate is primarily due to the use of net operating loss carry forwards in the prior year that were completely utilized during the year ended December 31, 2003.

Discontinued Operations

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. This business generated a net loss of $0 and $11,000 for the three and nine months ended September 30, 2004 and net income of $8,000 and $59,000 for the three and nine months ended September 30, 2003, respectively. At September 30, 2004, the discontinued Roaming Services segment had net accounts receivable of $39,000.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $70.9 million at September 30, 2004 compared to $66.5 million at December 31, 2003. Net cash provided by continuing operations of $27.9 million for the nine months ended September 30, 2004 resulted from net income of $13.3 million, adjustments for depreciation and amortization of $16.9 million. In addition, the increase in cash and investments was due to a decrease in accounts receivable of $1.6 million as our DSO (days sales outstanding) decreased to 59 days. These amounts were partially offset by a decrease in accounts payable, accrued expenses and deferred revenue of $4.0 million as certain fixed asset purchases were accrued just prior to year end along with lower levels of bonus accrued at September 30, 2004 compared to December 31, 2003. In addition, the net cash provided by continuing operations was partially offset by an increase in prepaid expenses and other assets of $1.5 million primarily to purchase certain long-term maintenance contracts in 2004.

Our investing activities utilized $11.6 million of net cash for the nine months ended September 30, 2004. We utilized $13.9 million for capital expenditures, including approximately $2.8 million for internally capitalized labor and purchased long-term investments of $2.0 million during the period. We anticipate that, during the fourth quarter ending September 30, 2004, we will make additional capital investments of $5 to 6 million for equipment and software to support new solutions and enhanced feature capabilities and for our billing and transaction processing services. We have recorded $590,000 as our estimate of the anticipated payment to Infotech Solutions Corporation in 2005 based on qualified revenues estimated to be earned in 2004 under the terms of our earn-out provisions from the acquisition. We intend to finance such capital investments or contingent consideration payments from cash or short-term investments on-hand or cash flow generated from operations.

Our financing activities used cash of $7.1 million during the nine months ended September 30, 2004 due mainly to the repurchase of common stock pursuant to our 2004 Share Repurchase Plan. As of September 30, 2004, we repurchased a total of 838,500 shares at a total cost of $8.2 million. This use of cash was slightly offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

We have non-cancelable operating lease commitments for office space, many of which are renewable at our option, equipment lease commitments and various other commitments under which we are contractually obligated beyond the current period. Future minimum payments due under non-cancelable agreements are as follows (in thousands):

		Payment due by period
	Total	Within 1 year	2-3 years	4-5 years	More than 5 years
Contractual obligations:	$5,005	$2,998	1,852	155	$—
Operating leases	2,680	1,707	884	89	—
Purchase commitments	2,137	1,994	143	—	—

Total	$9,822	$6,699	$2,879	$244	$—

We believe that our cash and short-term investments and the funds we anticipate to generate from operations will be sufficient to finance our operations for at least the next 12 months.

Off Balance Sheet Arrangements

During the three months ended September 30, 2004, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	Material trading activities in non-exchange traded commodity contracts; or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us

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

A summary of these policies may be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004. During the three months ended September 30, 2004, there has been no change in the above critical accounting policies. In addition, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

Certain Factors That May Affect Future Results

Verizon Wireless and Cingular Wireless, our two largest customers, are currently utilizing our competitors’ prepaid solutions, which will result in the loss of existing subscribers and fewer subscriber additions to our platforms.

On July 11, 2003, Verizon Wireless notified us that they intend to test their own internal prepaid platform, purchased from one of our competitors in 2004. In June 2004, Verizon Wireless began to activate new prepaid retail subscribers on their internal prepaid platform and in October 2004, began to convert subscribers off bcgi’s platform. The subscriber conversions are expected to be completed by the third quarter of 2005, although we can provide no assurance that conversions will not be completed sooner than expected. Verizon Wireless use of their internal prepay platform and the expected conversion process will have a material, adverse effect on our revenues and net income for the three months ended December 31, 2004 and thereafter.

We currently provide prepaid wireless solutions to Cingular Wireless’s TDMA markets under a contract that expires in the first half of 2005. Cingular Wireless uses another vendor to provide prepaid wireless service in its GSM markets. Because Cingular Wireless has begun offering prepaid service on its newest GSM network, we expect our revenue from this TDMA business to decrease over time, although we can give no assurances as to the timing and rate of our revenue loss. Additionally, there is no guarantee that Cingular Wireless will not migrate its existing TDMA prepaid business onto its GSM network, thereby causing a more rapid reduction in our revenues and net income.

The loss or significant reduction of business from one of our major customers, including Verizon Wireless, Cingular Wireless or Nextel Communications, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. Verizon Wireless represented 41%, Cingular Wireless represented 23% and Nextel Communications represented 14% of our total revenues for the three months ended September 30, 2004.

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

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our wireless carrier customers claiming that we and the other defendants infringe a patent of Freedom Wireless. In March 2001, Freedom Wireless amended the complaint to include a continuation patent. Freedom Wireless seeks injunctive relief and damages in an unspecified amount. In addition, we are contractually obligated to indemnify the other defendants for any damages that they incur as a result of any infringement by our technology.

The suit is in the pre-trial phase and the trial is scheduled to begin on January 31, 2005. We cannot yet assess our potential liability, if any. Any adverse outcome, including the following, would have a material adverse effect on our business, financial condition and results of operations:

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

Regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $15.7 million in legal costs as of September 30, 2004 to defend this lawsuit, and we expect to incur approximately $1 million per quarter in legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the level of activity and the timing of proceedings. Moreover, this lawsuit may divert the efforts and attention of our management team from normal business operations. Finally, we may become subject to additional patent infringement lawsuits in the future.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	The extent of our carrier customers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our carriers’ allocation of marketing resources for initiatives other than prepaid wireless services, such as wireless number portability, data services, new technologies, etc.;

•	Our and our carrier customer’s ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	The lack of acceptance or delayed acceptance of our newest solutions, including bcgi Mobile Guardian;

•	Variations in volumes of minutes of use generated by our carrier customers’ subscribers;

•	Rates paid by our customers;

•	Impact and acceptance of existing solutions or the introduction of competing solutions by wireless carriers, including those who are currently our prepaid wireless services customers;

•	Our carrier customers’ ability to generate additional prepaid subscribers using our solutions;

•	The number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages;

•	Decreased demand for our prepaid systems and licensed solutions, caused by reductions in capital budgets of our customers, changing technologies, and other reasons beyond our control;

•	Changes in the mix of solutions we provide;

•	Seasonal trends, particularly in the second and third quarters when carriers are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

Due to all of the foregoing factors, it is possible that in some future quarter our results of operations will be below prior results or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected. In addition, a significant portion of our expenses is fixed in the short term. Accordingly, our results of operations are particularly sensitive to fluctuations in revenues. If our revenues fall below our expectations, we would most likely not be able to reduce our fixed or other expenses in time to sufficiently respond to such a shortfall.

If we do not continue to develop and offer more desirable functionality and features in our solutions at competitive prices, including the new solutions currently in our pipeline, we will not be able to compete effectively and our business will be materially and adversely affected.

Our business will not be successful if we do not develop and offer more functionality and features in our solutions than those available in competitive offerings or if we are unable to develop new solutions to offer our carrier customers. Also, there can be no assurance that we will successfully support and enhance our real-time subscriber management network and billing and transaction processing platform effectively or that our network will successfully support current and future growth. In addition, we may be unable to leverage our existing infrastructure to provide enhancements to our current solutions or new solutions cost-effectively. If we cannot develop and provide more desirable functionality and features than our competitors, if we cannot sell our new solutions, including bcgi Mobile Guardian, to our customers, or if we are unable to keep our costs down to provide new and enhanced solutions at competitive prices, we would likely lose market share or be required to reduce our margins, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not successfully continue to upgrade our software and hosting environment as new wireless technologies evolve, including but not limited to 3G technology, we may lose existing and prospective customers.

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

Our operations depend on our ability to maintain our computer and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Although we have built redundancy into our network, providing for backup systems, equipment and telecommunications connections, there are still parts of the network that are not redundant at this time. Our Bedford, Massachusetts building is operational and currently performs nearly all significant processing functions of our network, but not all portions of the network have been made fully redundant at our Bedford facility. Although the Woburn facility is designed for redundancy, until our Bedford facility becomes fully operational (expected to be in the fourth quarter of 2004), we will not have complete geographical redundancy. When the Bedford site does become fully operational, we still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

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

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material adverse effect on our business and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, natural disasters, terrorism, war and telecommunication failure. There may also be system or network disruptions if new or upgraded business management systems are defective or aren’t installed properly. We have implemented various measures to guard against these risks. However, there can be no assurance that a system or network failure or significant disruption will not have a material adverse impact on our business and our operating results. In addition, in the event of such a disruption or failure, we may incur significant costs to remedy the damages caused by such a situation.

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

Item 4. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our wireless carrier customers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages in an unspecified amount as well as injunctive relief. If there were a ruling that we infringed the Freedom Wireless patents, it could significantly restrict our ability to conduct business. In addition, we have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. On August 10, 2004, the plaintiff and the defendant each had four summary judgment motions denied by the court, bringing the case closer to the trial phase. The suit is in the pre-trial phase and the trial is scheduled to begin on January 31, 2005. We do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons.

We expect to incur, on average, approximately $1 million per quarter for legal costs until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the level of activity and the timing of proceedings. There can be no assurances that costs to defend the Freedom Wireless suit will not exceed our estimates. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about purchases of equity securities by us during the quarter ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/2004-07/31/2004	334,000	9.72	838,500	1,161,500

(1)	We repurchased 334,000 shares of our common stock during the quarter ended September 30, 2004, pursuant to the repurchase program that we publicly announced on June 14, 2004.

(2) Our board of directors approved the repurchase by us of up to an aggregate of 2,000,000 shares of our common stock pursuant to the repurchase program. The program will expire at the earliest occurrence of any of the following events:

a.	The repurchase of all shares that are authorized to be repurchased under the program;

b.	Termination of the repurchase program by our board of directors; and

c.	June 10, 2005.

Item 6. Exhibits

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004		Boston Communications Group, Inc.
(Registrant)

	By:	/s/ Karen A. Walker
Karen A. Walker
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)