Form 10-K
period 2004-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2005-03-16
CIK 1012887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28432

BOSTON COMMUNICATIONS GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

MASSACHUSETTS	04-3026859
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

55 Middlesex Turnpike, Bedford, Massachusetts	01730
(Address of Principal Executive Office)	(Zip Code)

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

The approximate aggregate value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the NASDAQ National Market on June 30, 2004, was $177,946,324. The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, as of March 11, 2005 was 17,639,150.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding:

•	Earnings per share;

•	Revenues;

•	Gross margin;

•	Continued customer concentration and diversification of our revenue base;

•	Legal expenses related to the Freedom Wireless, Inc. (“Freedom Wireless”) lawsuit;

•	Global expansion with new and existing products;

•	Entrance of new competitors in the wireless services market;

•	Engineering, research and development expenditures;

•	Sales and marketing expenses;

•	General and administrative expenses;

•	Depreciation and amortization expense;

•	Capital expenditures;

•	Defined Benefit Plan contributions;

•	Financing of investments and contingent consideration payments with cash and short-term investments;

•	Expectations regarding new product offerings; and

•	Payment of dividends.

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

Item 1.    BUSINESS

OVERVIEW

Boston Communications Group, Inc. (“bcgi”) was incorporated in Massachusetts in 1988 and provides innovative products and services to enable advanced voice and data services for wireless operators, including carriers such as Alltel Corporation, Cable and Wireless, Cincinnati Bell Wireless, Cingular Wireless, Dobson Cellular Systems, Inc., Nextel Communications, Telefonica and Verizon Wireless. We are a leading provider of Real-Time billing as well as other products and services to wireless operators and we offer our solutions on both a managed services and/or licensed system basis. These innovative solutions help our wireless operator customers compete effectively by attracting and retaining additional subscriber customers, thereby increasing their ability to drive additional revenue while lowering their operating costs.

Wireless operators continue to seek ways to fully realize the potential of their networks and investment in next-generation technology to attract and retain subscribers. Subscriber growth in the wireless industry has slowed in recent years as wireless penetration is 50% or higher in the United States and many parts of the world. As a result, wireless operators are focused on the profitable addition of new products and services to retain their existing subscribers and attract new subscribers in different market segments. Industry competition is forcing operators to find ways to reduce operational costs and to cost-effectively target new market segments, most notably the youth population. Additionally, some countries who historically have had limited landline and wireless coverage, are just beginning their rollouts of extensive wireless networks, often starting with the most up to date technological wireless data and voice services. Mobile Virtual Network Operators (MVNO’s), resellers of network capacity who purchase wholesale from a hosting carrier, are also evolving into important wireless providers in many worldwide markets and are frequently looking for wireless services providers like bcgi to help them bring their wireless offerings to new markets.

Wireless data services are growing rapidly worldwide, as carriers purchase next generation technology that enables m-commerce, web-browsing and many other data related services. This increase in wireless data transactions requires prepaid and postpaid billing support as well as access management capabilities.

Our products include bcgi’s Billing, Access Management, Payment and Network Solutions that help operators rapidly deploy and manage innovative voice and data services for their subscribers. Many of these solutions were re-branded in February 2005 to repackage our suite of solutions and enhance our ability to sell one or more of our products to both domestic and international wireless operators.

•	Our bcgi Billing product line includes our existing prepaid wireless product, renamed Real-Time Billing, and our postpaid product which continues to operate under the Voyager Billing brand. Real-Time Billing was launched in 1994 and has been the key driver of our business over the past several years, enabling wireless operators to provide their subscribers, without a contract commitment or term, the ability to make wireless calls on a prepaid basis. Voyager BillingTM, our postpaid billing product acquired from Infotech Solutions Corporation (ISC) in 2002, is a comprehensive managed services billing platform which supports U.S. operators’ billing needs since it supports pre-paid, postpaid, and converged billing for voice and data services.

•	Our bcgi Access Management product line was introduced as part of our re-branding and includes our Mobile GuardianTM offering that was developed and made commercially available in 2004. Access Management offers Mobile Guardian as two products, Mobile Guardian Filter and Mobile Guardian Profile Manager. Mobile Guardian Filter can be used by an operator to restrict access to inappropriate content in accordance with industry or government standards, and Mobile Guardian Profile Manager provides a value-added tool that allows enterprises and consumers to manage an individual’s voice and data usage.

•	Our Payment Services offerings are now offered under the bcgi Payment product line and includes our existing payment solutions, as well as our new Payment Manager product acquired from Airada Networks, Inc. and Airada Networks Private Limited (Airada) in November 2004. bcgi Payment consists of PayExtendTM and Payment Manager, both of which offer wireless operators the ability to deploy and manage an array of convenient recharge options to their subscribers—whether cash, debit or credit card-based—that can be accessed at ATM’s, self-serve kiosks, retail stores, via the Internet and directly from subscribers’ handsets using short-dialing codes or voice.

•	In February 2005, we launched our bcgi Network product line, which consists of IN Session Control and Data Gateway. IN Session Control provides full, real-time control of voice transactions for home and roaming, and integrates with our Real-Time Billing and access management applications or third party billing systems and applications. Data Gateway enables billing for data services by providing real-time subscriber validation, subscriber access controls and network interfaces to support our products and third-party applications.

•	Our Professional Services are offered to our customers and provide comprehensive integration, design, and consulting services across all our products to enhance and customize our customers’ offerings.

The following summarizes our products and the method under which they are marketed:

	bcgi Billing		bcgi Access Management	bcgi Payment		bcgi Network
	Real-Time Billing	Voyager Billing	Mobile Guardian	Pay Extend	Payment Manager	IN Session Control	Data Gateway
U.S. Managed Services	X	X	X	X	N/A	X	X
Global Licensed Sales	X	N/A	X	N/A	X	X	X
bcgi Professional Services	X	X	X	X	X	X	X

PRODUCTS AND SERVICES

bcgi BILLING

To grow profitably in the global wireless market, wireless operators will need to distinguish themselves by providing a service portfolio that offers the flexibility, freedom and enhanced services that translate into subscriber satisfaction and loyalty. We believe that bcgi Billing, which includes our Real-Time Billing and Voyager Billing products, is well positioned to offer wireless operators the competitive advantage to grow subscriber counts and increase profitability.

Real-Time Billing

Real-Time Billing enables wireless operators to provide their subscribers, without a contract commitment or term, the ability to make wireless calls on a prepaid basis. Real-Time Billing can be implemented on either a managed services basis using our TotalSource TM implementation model or as a licensed system installed within the wireless operator’s infrastructure.

Real-Time Billing combines a flexible business model with intelligent networking architecture based on our proprietary service integration software that enables digital calling features, rating for data services, including Short Message Service (“SMS”), Push-To-Talk (“PTT”) and Multi-media Messaging Services (“MMS”) billing. We combine these features with our transaction processing infrastructure that includes web-based customer care tools, a network of voice resources to play voice messages and open application programming interfaces to integrate with the existing infrastructure of wireless operators, including their billing systems and distribution outlets. Our proprietary software, expertise and our use of recognized vendor technologies, including those of Sun Microsystems, Hewlett Packard, EMC, Oracle, Tekelec and Cisco, enable us to deliver premium, high quality, and competitive solutions.

Some specific features offered under Real-Time Billing include:

•	Operation in all wireless network environments including AMPS, CDMA, TDMA, GSM and iDEN voice and data networks;

•	Efficient digital network interfaces—using 3GPP-compliant intelligent networking standards or our proprietary Pre-IN/ISUP session control;

•	Certified compliance with WIN and GSM’s CAMEL IN standards;

•	Flexible rating engine;

•	Robust extensible markup language (“XML”)-based application program interfaces;

•	Customizable announcement profiles;

•	Service plan creation for targeting specific customer segments with a package of service features and payment options;

•	Intuitive user interfaces;

•	Full voucher/PIN management capabilities; and

•	Cost-effective recharge mechanisms, including credit card, internet, debit, ATM and cash.

We continue to expand the features and rating capabilities of our Real-Time Billing product to offer additional functionality to our carrier customers and their prepaid subscribers, and we generally release one or two major software upgrades per year. We work closely with operators’ marketing departments to develop sophisticated features and functionality to enable operators to quickly modify the way they market and sell prepaid solutions to remain competitive.

Most of our consolidated revenues are generated from our Real-Time Billing product on our managed services platform. Using our Real-Time Billing managed services, U.S. operators are able to offer prepaid service to subscribers, allowing them to establish an account with an operator by prepaying a specific dollar amount that is credited toward future service. The wireless operator then turns over the management of each call to our state-of-the-art Signaling System 7, or SS7 network, which is connected to our transaction-processing platform that houses information regarding the status of the subscriber’s prepaid account. Once we validate the subscriber, our platform then rates the in-bound or out-bound call in real-time, calculating the minutes remaining in the subscriber’s account based on his or her rate plan. Armed with this information, our system ensures that the subscriber does not exceed his or her balance by alerting the subscriber when his or her balance is getting low and terminates the call in real-time if the subscriber’s balance is depleted. Once the call is completed, the subscriber’s account is updated on a real-time basis by our platform, in accordance with the wireless operator’s instructions. Before each call and prior to the end of each call, our voice network delivers a voice message to the subscriber, informing the subscriber of his or her prepaid account balance. Our real-time monitoring and rating not only eliminates the risk of bad debt and revenue leakage, but also reduces wireless operator customer care costs since the subscriber is able to manage his or her account by being informed of the account balance status through our voice network and Web-based customer care applications.

Real-Time Billing can also be deployed in-house with wireless operators on a licensed basis. A wireless operator can purchase our licensed product to integrate with their network and enable some or all of the same complex series of validation, call control, rating and billing that our managed services platform provides. The licensed system communicates directly with the wireless operator’s network elements and databases.

Voyager Billing

Voyager Billing provides operators full billing and operational support services. Voyager Billing is currently offered as a managed service billing platform in the United States to meet operator demand for a comprehensive billing system that supports pre-paid, postpaid, and converged billing for voice and data services. We have integrated this solution with our product families and have leveraged it with our technological capabilities to enhance our ability to cross-sell multiple cost-effective solutions to new and existing customers. We principally generate revenue for Voyager Billing by charging our customers a per subscriber fee for each monthly bill that is produced. We currently support numerous U.S. regional wireless carriers and are targeting the MVNO market, which often favors billing flexibility and independence from their host-carrier networks.

Voyager Billing enables wireless operators to control every aspect of subscriber management—network provisioning, inter-carrier relations, billing, invoicing, customer care, inventory management and retail operations—within one comprehensive system. Voyager Billing integrates with the carrier’s switch to rate calls and allows wireless operators to generate monthly subscriber invoices. Voyager Billing provides user environments for all levels of wireless operator applications, including an interface for the provisioning of new plans and services for both pre- and postpaid plans and easy-to-use interfaces for customer service representatives. Wireless operators are able to run a convergent enterprise using Voyager Billing offering postpaid, prepaid, and hybrid plans from a single interface. This capability improves operational efficiencies and enables wireless operators to migrate subscribers through product offerings as their needs or profiles change.

Voyager Billing provides a total retail management solution, allowing the wireless operator to manage its entire point-of-sale access, including phone number inventory, equipment, accessories and cash drawer. Voyager Billing also offers robust reporting and decision support tools, allowing useful analysis of subscriber usage and trends, enabling wireless operators to better understand subscriber behavior.

The key features of Voyager Billing are as follows:

•	Operates in all wireless network environments including AMPS, CDMA, TDMA and GSM, voice and data networks;

•	Supports all types of wireless plans and payment plans, including postpaid, prepaid and hybrid solutions;

•	Provides real-time rating, switch mediation and revenue assurance capabilities;

•	Supports data billing and mediation;

•	On-line agent management;

•	Comprehensive retail management system;

•	Advanced reporting capabilities;

•	Multi-service billing capabilities to capture all voice and data services on consolidated statements;

•	Electronic bill presentment and payment; and

•	Wireless number portability and number pooling compliance.

bcgi ACCESS MANAGEMENT

Our bcgi Access Management product, Mobile Guardian, allows operators to work together with subscribers and enterprises to better manage access to wireless services. Striking the proper balance between the benefits and potential abuses of wireless service is critical among segments that do not require unlimited access to everything the wireless network has to offer. We created Mobile Guardian using our proprietary software and leveraging our real-time subscriber management expertise and existing infrastructure. Mobile Guardian’s flexible architecture can be used by the operator to restrict access to inappropriate content in accordance with industry or government standards and to provide a value-added tool that allows enterprises and consumers to manage individual voice and data usage. Mobile Guardian is being offered as both a managed service in the U.S. using the bcgi TotalSource model and on a licensed basis worldwide. As of December 31, 2004, we had not yet generated revenues from our Access Management solutions. Since Mobile Guardian serves postpaid subscribers, its large addressable market is expected to further diversify our revenue amongst new and existing customers.

In addition to its consumer appeal, Mobile Guardian helps wireless operators target the enterprise market with a highly differentiated solution for businesses that provides significant benefits over those currently derived from third-party, post-bill cost-analysis solutions. Mobile Guardian:

•	Provides corporations with the flexibility to set and update restrictions and monthly allowances to meet their specific requirements;

•	Enables greater control and visibility into employees’ wireless voice usage and data access (e.g., internet activity, SMS, games, ring tones, etc.); and

•	Preempts conflicts and costs related to reactive management of employees’ wireless use.

To help operators better address the wireless needs of families, Mobile Guardian eases the decision-making process of parents who are considering purchasing wireless service for their children by mitigating concerns about misuse and cost management. Mobile Guardian:

•	Helps parents balance their concerns about safety, usage management and financial restraint;

•	Eases the burden and risk of inappropriate wireless use by enabling parents to configure their account to fit the unique needs of their children;

•	Allows parents to set “always available” and/or “never accessible” phone numbers, and enables emergency calls to “always available” numbers, even if the user’s monthly limit has been reached (unlike prepaid plans); and

•	Enables the parents to restrict the days and times when the wireless phone can be used.

This proprietary solution consists of two modules. The first, Mobile Guardian Profile Manager, enables operators to provide their wireless subscribers with a simple method to set usage parameters, calling allowances and access preferences via an easy-to-use, Web-based interface. Mobile Guardian Profile Manager allows the wireless operator to offer wireless access and usage settings directly to consumers, such as parents and enterprise administrators. Using the Mobile Guardian Profile Manager tool, parents and enterprise administrators can instantly modify profile information for voice and data usage. The Mobile Guardian Profile Manager’s hierarchical account structure allows a single administrator to control an unlimited number of accounts. Mobile Guardian Profile Manager operates on top of an enterprise or family’s existing rate plan to give the telecom manager or parent real-time control over how the individual phones on his or her plan are used.

The second module, Mobile Guardian Filter, provides content filtering and categorization of Web and Wireless Application Protocol or WAP-based content through analysis of customer data traffic. Using dynamic identification capabilities, the Mobile Guardian Filter enables operators to flexibly manage subscriber access to content, regardless of content type, origin or delivery method. As a result, operators can responsibly meet the demand for content that may not be appropriate for all subscribers. The Mobile Guardian Filter can be implemented standalone to meet basic filtering requirements, or can eventually be integrated with the Mobile Guardian Profile Manager to allow content filtering based on individual profile information set by a parent or enterprise administrator.

The combined capabilities of Mobile Guardian Profile Manager and Mobile Guardian Filter solves a number of issues that can accelerate the adoption and usage of wireless by families and enterprises.

bcgi PAYMENT

bcgi Payment consists of PayExtend™ and Payment Manager, both of which offer wireless operators the ability to deploy a choice of convenient recharge options to their subscribers – whether cash, debit or credit card-based—at locations including ATM’s, self-serve kiosks, retail stores, via the internet or directly from subscribers’ handsets using short-dialing codes or voice. We provide bcgi Payment solutions to operators who use our Real-Time Billing solution, as well as to operators who use competing prepaid solutions.

PayExtend™

PayExtend is our cost-effective, real-time, payment network available to U. S. wireless operators. This product leverages our existing infrastructure to unite wireless operators with multiple financial and content partners by consolidating services through our centralized network as we take financial and operational responsibility for the transactions.

PayExtend currently offers the following payment modules:

•	ATM Recharge

ATM Recharge is a managed distribution channel that offers wireless operators an additional recharge footprint by leveraging well-established ATM locations that have been enabled with advanced functionality. The service allows a wireless subscriber to purchase additional wireless prepaid funds in real-time using their bank debit card.

•	Payment Agent Service

Payment Agent Service is a managed, end-to-end service that allows subscribers of participating wireless operators to purchase wireless airtime using their credit or debit cards via the channel they find most convenient—via the internet, using a voice response unit, or through customer service agents.

•	Channel Manager

The risks of maintaining and monitoring prepaid card inventory require considerable operator resources to avoid the costs of shrinkage and lost sales. Channel Manager is a specialized point-of-sale solution developed for operators who wish to sell prepaid wireless service through wireless channels such as their own company stores and authorized wireless agents. Using the internet to perform wireless account activations and recharges, Channel Manager streamlines the process, reduces risk and provides powerful reporting and security features to deliver a seamless prepaid recharge experience for subscribers and operators alike.

•	Mobile Commerce Storefront

Mobile commerce offers wireless operators an excellent opportunity to generate incremental revenue and increase average revenue per user. However, offering a competitive mobile commerce program introduces new complexities and challenges for the wireless operator. bcgi Mobile Commerce Storefront provides a complete mobile commerce service that offers wireless operators a cost-effective and easy to manage solution to introduce competitive mobile commerce services. As a bundled solution, Mobile Commerce Storefront handles all aspects of managing a mobile commerce program, including content provisioning and delivery, billing and settlement.

Payment Manager

Payment Manager is available worldwide as a licensed platform to help operators cost effectively enable and manage multiple funding touch points and drive the type of funding activity that is most beneficial to their business. A single platform that supports the unique payment needs of wireless operators, Payment Manager allows operators to create multiple payment channels and manage those channels from a single web-based user interface. With support for real-time payment processing, multi-level settlement capabilities, sophisticated payment loyalty functionality and fraud prevention tools, Payment Manager can be integrated into any operator network to improve operational efficiency and lower costs of accepting customer payments.

Payment Manager helps wireless operators:

•	Reduce the complexity of offering multiple payment channels dependent on multiple funding sources;

•	Integrate quickly and easily with multiple distribution channels;

•	Increase the number and type of prepaid replenishment methods and enable support for payment with cash, debit or credit card;

•	Replace high-cost replenishment channels with lower-cost channels; and

•	Create customized promotions and loyalty programs to incent subscribers to use more economic recharge methods and to reward sustained service and frequent usage.

bcgi NETWORK

bcgi Network products enable the integration of Real-Time Billing, Mobile Guardian or third-party rating and charging systems to voice and data networks. By effectively shielding the billing and business logic from network complexity and exposing a single interface for integration, we provide one of the most efficient and cost-effective method for wireless operators to introduce new services and applications. bcgi Network consists of IN Session Control and Data Gateway which were launched as products in February 2005.

IN Session Control

IN Session Control provides full, real-time control of voice transactions for home and roaming, and is pre-integrated to work with our Real-Time Billing and Access Management applications. IN Session control is also designed for integration to other existing real-time billing systems and third-party applications. IN Session Control is designed to meet industry standards and deliver on the promise of intelligent networking. Using GSM/CAMEL, WIN/IS-826, and also ISUP interfaces, bcgi’s session control capabilities allow us to flexibly deploy in any network.

Data Gateway

The successful integration of MMS, streaming video and other data services is vital to increasing operator return on investment from next-generation networks. Data Gateway enables billing for data services by providing real-time subscriber validation, subscriber access controls and network interfaces to support our products and third-party applications. Data Gateway simplifies the launch of new data services by shielding the applications and services such as Mobile Guardian and Real-Time Billing from the network elements, precluding the need for specific GPRS, EDGE, 1xRTT and 1xEV-DO knowledge.

bcgi PROFESSIONAL SERVICES

Both bcgi TotalSource and licensed sales are complemented by our Professional Services organization. bcgi Professional Services is focused on addressing wireless operators’ most complex challenges. Customers benefit from our industry-leading expertise and proven ability to implement business-transforming products and managed services. We engage wireless operators in strategic partnerships to efficiently deliver customized solutions. By leveraging all of our products and technical strengths to design creative solutions we can directly address customers’ needs. Our Professional Services teams help accelerate the implementation process by efficiently addressing each customer’s unique challenges. Our consultants combine expertise and proven technology to deliver the right solution on time. Additionally, our training programs transfer necessary knowledge and competencies to ensure effective adoption and operation of our products.

IMPLEMENTING OUR PRODUCTS

Wireless operators can purchase our products either on a managed services basis (bcgi TotalSource) or on a licensed basis. Our bcgi TotalSource model is an end-to-end outsourced solution that enables U.S. wireless operators to get our products to market quickly without large capital investments and with inherent expertise. With bcgi TotalSource, wireless operators can deploy new solutions by leveraging our expertise as a leading provider of outsourced real-time subscriber management solutions. In a typical managed services relationship, we take responsibility for all aspects of our solutions’ performance including; project implementation, ongoing operation and upgrades to the wireless operator’s application.

bcgi TotalSource includes:

•	Purchase, deployment and maintenance of all required server hardware and bcgi proprietary software hosted in bcgi’s state-of-the art redundant data centers;

•	Maintenance fees on all hardware and software;

•	7x24 hour database, system administration and application support;

•	Comprehensive implementation support and project management through bcgi Professional Services;

•	Robust transaction reporting and analysis;

•	Training;

•	Standard bcgi software releases; and

•	Capacity planning for all solution components we supply, including new hardware purchases when required.

We also offer our products and services on a licensed system basis worldwide. In a licensed sale, a wireless operator licenses certain bcgi proprietary software and, in some cases, purchases complementary third-party hardware and software, all to be deployed within the operator’s network. The software and components are fully integrated by the customer within the customer’s environment and operated by their network personnel. In 2005, we expect to expand our focus on international sales of our licensed products, adding personnel and costs to support technical operations as well as sales and marketing efforts, which includes marketing our licensed product through direct and indirect sales channels.

Licensed sales typically include:

•	Hardware and bcgi proprietary software right to use license;

•	Comprehensive implementation support, training and project management through bcgi Professional Services;

•	Comprehensive user manuals;

•	7x24 hour application maintenance and support; and

•	Standard bcgi software releases.

SALES AND MARKETING

Our sales strategy focuses on establishing and maintaining long-term relationships with our customers. Our business development professionals and their support teams are assigned to groups of wireless operators, including global, national and regional operators assigned by region. A consultative sales process supported by bcgi Professional Services is utilized to understand and define customer needs and to determine how our solutions can address their needs. Each business development professional capitalizes on his or her in-depth knowledge of the operators and our suite of solutions to cross-sell these solutions to current and prospective customers. Our sales cycle for managed services sales is typically six to twelve months, but can often be longer. For licensed sales, our sales cycle is typically three to six months.

Our direct sales strategy is complemented by a marketing program that includes participation in industry trade shows and conferences, speaking engagements, advertising and public relations. Because our target customers are wireless operators, MVNOs and resellers, we seek to gain broad industry recognition through carefully selected events and activities specific to the wireless industry. We also have relationships with industry partners through whom we generate indirect licensed sales. In addition, we are expanding our efforts globally in 2005 through additional personnel who will focus on direct and indirect strategies to increase our licensed sales worldwide.

ENGINEERING, RESEARCH AND DEVELOPMENT

We have developed proprietary software and interfaces to wireless operators’ existing infrastructure, enabling us to perform real-time event management and subscriber management functions associated with our prepaid, postpaid, access management, payment and other solutions. These software applications and interfaces include:

•	Call control software and interfaces via digital and intelligent networking standards to carrier switching equipment;

•	Voice resource software for the injection of real-time pre-call and post-call voice messaging;

•	XML-based real-time and File Transfer Protocol (“FTP”)-based near-real-time interfaces to other carrier network equipment;

•	XML and other secure internet interfaces to third-party mobile content providers;

•	Event rating and subscriber management software for the real-time rating and debiting of mobile accounts;

•	Payment management software for linking to financial networks and billing platforms;

•	PIN/stored value card creation and management systems;

•	Customer care applications and user interface templates, including integrated voice response and Web-based interactions; and

•	XML-based interfaces to legacy wireless operator billing and provisioning systems.

We believe that one of our key competitive advantages is our proprietary software. Our future success will depend in large part on our ability to continue to enhance existing solutions and develop new solutions in response to changing market, customer and technological requirements of the wireless industry. An important factor in the future success of our mobile services platform will be our ability to provide, at competitive prices, more functionality and features than those available in other competitive offerings.

We have protected various aspects of our intellectual property with a portfolio of patent applications filed with the U.S. Patent Office and internationally, one of which has been approved and others which are currently pending.

We spent $20.7 million in 2004, $17.6 million in 2003, and $12.0 million in 2002 on engineering, research and development, including capitalized software costs. We expect to continue to devote significant resources to our engineering, research and development efforts in 2005 and future years.

CUSTOMERS

We currently provide one or more of our products to international and large U.S. wireless operators, including Alltel Corporation, Cable and Wireless, Cincinnati Bell Wireless, Cingular Wireless, Dobson Cellular Systems, Inc., Nextel Communications, Telefonica and Verizon Wireless. We also service MVNOs, who are well positioned to profitably attract and serve targeted segments. As resellers of network capacity who purchase wholesale services from a hosting carrier, MVNOs require specific types of wireless expertise that we offer. Our technology and expertise directly address the challenges faced by MVNOs, including real-time usage rating and billing, account activation and suspension, the rapid introduction of value-added services, real-time account replenishment, fraud prevention, customer care and self-care. In addition, we provide our products to many mid-size and small regional wireless operators throughout the United States, allowing them to offer cost-effective, comprehensive postpaid and prepaid services with a wide array of competitive features, including multiple recharge channels and nationwide roaming capabilities. Our products and services have been implemented throughout the world, including the United States, Africa, Central America, Latin America, the Caribbean and Central Asia. Currently, the majority of our revenue is generated from our U.S. managed services Real-Time Billing product by charging wireless operators recurring fees.

Historically, a significant portion of our total revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to our ten largest customers accounted for approximately 92% of our total revenues in 2004 and 91% of our total revenues in 2003. Verizon Wireless accounted for 43% of total revenues in 2004 and 52% of total revenues in 2003. Cingular Wireless accounted for 22% of total revenues in 2004 and 24% of total revenues in 2003. Nextel Communications accounted for 14% of total revenues in 2004. In 2004, Verizon Wireless began to use its own internal prepaid billing platform, and began adding new subscribers and converting existing subscribers from our Real-Time Billing platform to its platform. Although we do not have a specific migration schedule, we expect that Verizon Wireless will complete its conversions by the third quarter of 2005. Additionally, while our Cingular Wireless contract expires in the first half of 2006, Cingular Wireless has substantially reduced its sales efforts for its TDMA prepaid offering, which is the only prepaid offering that bcgi supports for Cingular Wireless. Thus, we anticipate that we will continue to have fewer gross additions from Cingular Wireless and that all of its current subscribers will stop being hosted on our Real-Time Billing platform over time.

We are seeking to mitigate the impact of the expected loss of revenues from our two largest customers by focusing on diversifying our revenues, as we enable growth from other existing customers and target new and current customers with our expanded product offerings. In 2004, revenues from customers other than Verizon and Cingular grew 51% over 2003. Additionally, we expect recently introduced products to generate new revenue streams in the future. For example, in 2004, we introduced Mobile Guardian, a unique offering that provides Web-based tools for parents and enterprises seeking to better manage the postpaid wireless usage and content of their children or employees. This solution has generated significant interest from both existing and prospective wireless operators. In addition, Nextel further expanded its youth-oriented, pay-as-you-go service, branded as BOOST Mobile, into additional major markets during 2004 using our Real-Time Billing and Payment solutions. Nextel represented 22% of our total revenues for the three months ended December 31, 2004, up from 14% for the three months ended September 30, 2004. Our international sales have historically averaged about 5% of our total revenues. However, we expect revenues from international sales to increase in the future as we focus our sales efforts in this area.

COMPETITION

The market for providing solutions to wireless operators is highly competitive and subject to rapid change. A number of independent companies currently offer one or more of the solutions we provide. In addition, many wireless operators, including Verizon Wireless, are providing, or can provide, the products and services we offer in-house, primarily in the billing area and often utilizing a competitor’s technology. Demand for our services could be affected by trends in the wireless industry, including greater consolidation, technological changes and/or other developments. These developments can make it easier or more cost-effective for wireless operators to provide certain services themselves and could make it more difficult for us to offer a cost-effective alternative to a wireless operator’s in-house capabilities. In addition, we anticipate the entrance of new competitors in the wireless services market in the future, particularly competing with our bcgi Access Management products. Along with the in-house capabilities of the wireless operators themselves, the following is a list of key competitors in the wireless billing markets:

• Amdocs, Inc. • Comverse Technology, Inc. • Convergys Corp. • Ericsson Telecommunications • Huawai Technologies Co.	• LogicaCMG • Lucent Technologies, Inc. • Telcordia Technologies, Inc. • Verisign, Inc.

We believe that the principal competitive factors in the market for providing solutions to wireless operators include the ability to identify and respond to wireless operator needs, timeliness, quality and breadth of product and service offerings, price and technical expertise. We believe we compete effectively in all these areas and our most important competitive advantage is our proprietary software. We also believe that our competitive advantages in the wireless services industry include our ability to easily integrate with all switch types, wireless system types (GSM, TDMA, CDMA, 2.5G, 3G, etc.) and billing systems. This integration is critical since industry consolidation has resulted in carriers operating multiple switch types and billing systems across their footprints, requiring prepaid solutions to integrate with all technologies in order to offer nationwide programs. Our other competitive advantages include:

•	Ability to process transactions in real-time;

•	Ability to reduce wireless operator costs of cash collection, bad debt and customer care;

•	Customer care applications, including feature-rich Web-based care and CSRcare, that reduce wireless operator costs;

•	Leadership position with Access Management, specifically mobile content filtering capabilities;

•	Quality and breadth of features and functionality;

•	Robust reporting and analysis capabilities;

•	Technical expertise and experience;

•	The size and scale of our managed services platform, enabling us to competitively price our solutions and cost-effectively process micro transactions;

•	Ability to quickly identify and respond to customer needs and rapidly deploy new features and functionality to enable our customers to be more competitive; and

•	Ability to integrate our solutions into wireless operators’ technological and business processes in order to streamline their operations.

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

Our wireless operator customers are regulated at both the federal and state levels. Proposals to intensify or reduce government regulations continue to be discussed at both the federal and state levels. Such changes may decrease the growth of the wireless telephone industry, result in new competitors or industry consolidation, limit the number of potential customers for our solutions or impede our ability to offer competitive solutions to the wireless market or otherwise have a material adverse effect on our business and results of operations.

EMPLOYEES

As of December 31, 2004, we had a total of 400 full-time and part-time employees. Of these employees, 302 served in engineering, technical operations and support and software development, 46 served in sales, business development, marketing, product management and client relations, and 52 served in administration and management. None of our employees are represented by a labor union. We believe that our employee relations are good.

BACKLOG

As of December 31, 2004, there was no backlog of firm orders compared to $930,000 as of December 31, 2003. We include in backlog only those orders for which we have received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

AVAILABLE INFORMATION

We maintain an internet website at www.bcgi.net. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and each amendment to these reports as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Each such report is available via a direct link through our website to our filings on the Securities and Exchange Commission EDGAR system or directly from the SEC’s website, www.sec.gov.

Item 2.    PROPERTIES

We own the facility at our principal location in Bedford, Massachusetts. Our Bedford location currently houses our data and network operations center, as well as our corporate headquarters, engineering and software development, sales and marketing, and administrative personnel. We lease space at our locations in Woburn, Massachusetts, Westbrook, Maine and Hyderabad, India. Our Woburn, Massachusetts facility currently serves as our redundant data center site.

The Westbrook facility houses our support functions for our Voyager Billing solution, including software development and technical support. Our Hyderabad facility hosts certain software development functions. We also have 31 other smaller leased facilities throughout the United States that house certain equipment for our network. We believe that our existing sites will accommodate our short-term anticipated growth and data center space needs and that suitable additional space is available if needed. Additionally, in February 2005 the lease for a portion of our Woburn facility was extended until February 2009 for our redundant data center.

The following list comprises our significant leased facilities:

Location	Square Footage	Expiration Date
Woburn, Massachusetts	13,669	February 2009
Westbrook, Maine	10,679	May 2006
Hyderabad, India	6,232	June 2007

Item 3.    LEGAL PROCEEDINGS

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our wireless carrier customers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages as well as injunctive relief. If there were a ruling that we infringed the Freedom Wireless patents, it could significantly restrict our ability to conduct business. In addition, we have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. The trial began on February 28, 2005 and is expected to last for approximately eight weeks. In 2005,Verizon Wireless, who was a defendant in the case, reached a settlement with Freedom Wireless and is therefore no longer a defendant in the case. We were not part of the settlement discussions and the terms of the settlement are not public. We do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons.

In the fourth quarter of 2000, the third quarter of 2001 and the first quarter of 2002, we recorded special charges of $2.6 million, $3.6 million and $3.3 million, respectively, principally to accrue for legal expenses estimated by our outside legal counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which had made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, we began accounting for costs related to this case as incurred. As a result, for the years ended December 31, 2003 and 2004, we recorded charges of $4.0 and $3.0 million, respectively, for legal expenses related to the lawsuit.

We expect to incur approximately $1.5 to $1.8 million in legal expenses in the first quarter of 2005 and, on average, $1.0 million per quarter thereafter, until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurance that costs to defend the Freedom Wireless suit will not exceed our estimate.

We are not presently able to estimate the potential losses, if any, related to the Freedom Wireless lawsuit. Freedom Wireless is seeking damages in excess of $250 million from us and the other remaining co-defendants, who bcgi has agreed to indemnify. If Freedom Wireless prevails in this case and is awarded the amount of damages which they are seeking from us and the other co-defendants, this amount would exceed our ability to pay.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the three months ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions as of February 28, 2005 are as follows:

Name	Age	Position
Paul J. Tobin	61	Chairman
E.Y. Snowden	50	President and Chief Executive Officer, Director
Karen A. Walker	39	Treasurer, Vice President, Finance and Administration and Chief Financial Officer
William D. Wessman	55	Executive Vice President and Chief Technology Officer
Frederick E. von Mering	52	Vice President, Corporate Development, Director

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

Mr. Snowden joined us as President and Chief Executive Officer in February 1998. Prior to that, he served as President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum (“APC/Sprint Spectrum”), a wireless carrier, where he oversaw the successful launch of the nation’s first Personal Communications Services (“PCS”) network. Before joining APC/Sprint Spectrum in 1994, Mr. Snowden served as an Area Vice President at Pacific Telesis Group, a telecommunications provider, where he played an integral role in Pacific Bell’s entry into the PCS market through the development of the business plan for Pacific Bell Mobile Services. Previously, he served as Chief Executive Officer of Universal Optical Company, a manufacturer and marketer of designer eyewear. Mr. Snowden spent his early career as a Corporate

Strategy Consultant and Manager with the Boston Consulting Group, a consulting firm. Mr. Snowden currently serves on the CTIA board of directors and the CTIA Wireless Foundation board. He also acts as director and vice-chairman of the board for the Massachusetts Telecommunications Council, a director of Tatara Systems, Inc., and as a Trustee of the Tower School in Marblehead, Mass. Mr. Snowden holds a bachelor’s degree in mathematical sciences from Stanford University and a master’s degree in business administration from Harvard Business School.

Ms. Walker, our Chief Financial Officer and Vice President of Finance and Administration, has been with us since 1993. She joined us as Corporate Controller in 1993 and she became Vice President of Finance and Administration in August 1998. In April 1999, she was promoted to the position of CFO. As CFO, Ms. Walker is responsible for overseeing finance, accounting, human resources, investor relations and facilities. She also played an integral part in guiding us through our IPO and follow-on offering. Prior to joining us, Ms. Walker spent over six years at Ernst & Young, LLP, a public accounting firm, where she earned her C.P.A. and was a Manager in E&Y’s Entrepreneurial Services Group. Ms. Walker holds a B.S. degree in Accounting from Boston College.

Mr. Wessman has over 30 years of experience in the telecommunications industry. He began his career with us in April 1995, managing all product implementations, customer care initiatives and quality assurance operations. In February of 1997, Mr. Wessman was promoted to Vice President of Implementation and Account Management, where he was responsible for Prepaid Wireless Services implementations and Prepaid Account Management. In February 2000, he was promoted to Chief Technology Officer, expanding his role to include the management of all technical resources at bcgi. Prior to joining us, Mr. Wessman spent 24 years with NYNEX Corporation (now Verizon). At NYNEX, he held various positions primarily in Information Services where he managed the development of billing systems and became Director of Quality Assurance, responsible for managing system testing, quality assurance and customer billing support. He has been a member of the QuEST Forum since 1999 and served on its Board of Directors in 2000. QuEST is the Telecommunication Industry’s quality organization and responsible for the creation and maintenance of quality standards (TL9000). Mr. Wessman holds undergraduate and M.B.A. degrees from Northeastern University.

Mr. von Mering has been involved with the telecommunications and wireless industries for nearly 20 years. Currently, Mr. von Mering holds the position of Vice President, Corporate Development, and is responsible for developing new business strategies and plans that leverage our competitive position within the wireless industry. Previously, Mr. von Mering was our first Chief Financial Officer until 1999, helping us execute our initial public offering in 1996. Before joining bcgi, Mr. von Mering was Regional Vice President and General Manager for the paging division of Metromedia. Prior to Metromedia, Mr. von Mering held various positions at Coopers & Lybrand a public accounting firm, where he earned his C.P.A. Mr. von Mering was appointed to the Board of Directors of MicroFinancial, Inc. (NYSE:MFI) in 2004 and serves as its Audit Committee Chairman. Mr. von Mering has an undergraduate degree in accounting from Boston College and an M.B.A. from Babson College.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market Information for Common Stock

Our Common Stock is traded on the NASDAQ National Market, under the symbol BCGI. The following table sets forth the high and low sales prices for our Common Stock for each full quarterly period within fiscal years 2004 and 2003.

	2004		2003
	High	Low	High	Low
First Quarter	$12.39	$9.35	$16.45	$11.00
Second Quarter	$13.32	$8.10	$20.20	$14.11
Third Quarter	$10.34	$7.50	$22.24	$9.55
Fourth Quarter	$10.22	$8.50	$11.45	$7.60

Holders

At March 8, 2005 there were approximately 83 holders of record of our Common Stock.

Dividends

We have never declared or paid a cash dividend on our Common Stock. We currently intend to retain all of our earnings to finance future growth and, accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Stock Repurchase Plan

In June 2004, our board of directors approved the repurchase by us of up to an aggregate of 2,000,000 shares of our common stock pursuant to the repurchase program. The program will expire at the earliest occurrence of any of the following events:

a.	The repurchase of all shares that are authorized to be repurchased under the program;

b.	Termination of the repurchase program by our board of directors; and

c.	June 10, 2005.

We repurchased 838,500 shares under the repurchase program in 2004. No shares were repurchased during the quarter ended December 31, 2004.

Item 6.    SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our Consolidated Financial Statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Income Data:
Total revenues	$107,928	$99,787	$64,636	$54,613	$57,920
Operating income (loss)	26,417	24,816	3,715	(1,762)	249
Income (loss) from continuing operations	17,211	16,135	3,156	(170)	1,528
Income (loss) from discontinued operations	(11)	9	200	986	8,688
Net income	17,200	16,144	3,356	816	10,216
Basic net income (loss) from continuing operations per common share	0.96	0.90	0.18	(0.01)	0.09
Diluted net income (loss) from continuing operations per common share	0.94	0.87	0.18	(0.01)	0.09
Basic net income (loss) from discontinued operations per common share	0.00	0.00	0.01	0.06	0.52
Diluted net income (loss) from discontinued operations per common share	0.00	0.00	0.01	0.05	0.49
Basic net income per common share	0.96	0.90	0.20	0.05	0.61
Diluted net income per common share	$0.94	$0.87	$0.19	$0.05	$0.58
Consolidated Balance Sheets Data (at year end):
Cash and short-term investments	$77,752	$66,513	$55,075	$60,253	$54,610
Working capital	79,294	70,204	55,236	59,230	50,065
Property and equipment, net	55,559	58,638	44,896	38,795	45,037
Total assets	168,011	154,591	124,755	116,553	121,448
Capital lease obligations, net of current maturities	—	—	—	—	740
Shareholders’ equity	$138,447	$128,201	$101,739	$96,830	$94,697

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. Accordingly, the operating results of the Roaming Services segment have been segregated as discontinued operations in the Consolidated Balance Sheets and Consolidated Statements of Income.

Results for the year ended December 31, 2004 include a charge for general and administrative legal expenses of $3.0 million, primarily for the Freedom Wireless suit.

Results for the year ended December 31, 2003 include a charge for general and administrative legal expenses of $4.0 million, primarily for the Freedom Wireless suit.

Results for the year ended December 31, 2002 include a charge for general and administrative legal expenses of $4.3 million, primarily for the Freedom Wireless lawsuit.

Results for the year ended December 31, 2001 include a special charge of $538,000 for accruals, inventory write-downs and severance resulting from the discontinuance of our voice mail product, a charge for general and administrative legal expenses of $3.6 million to accrue for estimated legal expenses, primarily for the Freedom Wireless lawsuit and a special charge of $894,000, principally for the permanent impairment of a cost-based investment.

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

CONSOLIDATED RESULTS OF OPERATIONS

Overview

We develop products and services that enable wireless operators to fully realize the potential of their networks. Our access management, billing, payment and network solutions help operators rapidly deploy and manage innovative voice and data services for subscribers. Available as licensed products and fully managed services, our solutions power wireless operators and enable MVNO’s with market-leading implementations of prepaid wireless, postpaid billing, wireless account funding and m-commerce. We provide our fully managed services and licensed products domestically to U.S. wireless operators. Internationally, we offer our products to wireless operators on a licensed basis. We sell our products and services to our wireless operator customers through our direct sales force in the United States and both direct and indirect channels internationally.

We generate revenues from Real-Time Billing as a managed service principally by charging operators for each minute of use processed through our platform. We record Real-Time Billing services revenues net of outage penalties that we may incur based on contracted service level agreements with the wireless operators. We also generate revenues from other transactions processed, including SMS, PTT and other data services. Additionally, whether deployed on a managed service basis or licensed basis, we generate revenues from software licensing, implementations and special development services. These revenues are typically recognized over the term of the contract for managed services customers and at the time of shipment for licensed sales. Our Voyager Billing revenues are earned by generating a monthly subscriber’s bill.

While there were no bcgi Access Management revenues in 2004, we expect that we will generate revenues from this product by charging wireless operators as a percentage of their revenues or on a monthly per subscriber or account basis. For bcgi Payment, we typically generate revenue by charging wireless operators a transaction fee for the services performed and paying the financial partners a fee for enabling the transaction. bcgi Network is expected to generate revenues on a managed services basis by charging wireless operators a fee for each transaction processed or as a percentage of revenue.

Licensed sale revenues currently comprise about 5% of revenue and are generally recognized when the system is shipped, with installation and maintenance recorded as the services are performed.

Our total revenues increased 8% to $107.9 million in 2004 compared to $99.8 million in 2003. In 2003, total revenues increased 54% from $64.6 million in 2002. Our operating income of $26.4 million in 2004 is an increase of 6% over $24.8 million in 2003. Operating income in 2003 increased $21.1 million from operating income of $3.7 million in 2002.

We anticipate that earnings per share for the first quarter of 2005 will decrease from the fourth quarter of 2004, due to lower revenues and increased cost of revenues, sales and marketing costs and legal costs to support the Freedom Wireless lawsuit. We have not provided guidance for the remainder of 2005 since we cannot anticipate the rate and timing of Verizon Wireless and Cingular Wireless’ subscriber departure from our Real-Time Billing platform and therefore, the corresponding rate of revenue decline. In addition, Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. We plan to continue to focus on our customer and product diversification strategy that includes investment in all of our new and existing products that we are marketing on a global basis.

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment.

During the quarter ended September 30, 2004 we began a phased shut down of our Tulsa operation, which housed much of the operations that support our prepaid systems business and began to integrate the prepaid systems business into our Massachusetts locations. The expenses we have incurred to close this facility are reflected in our operating results. As a result, beginning with the fourth quarter of 2004, we no longer reported the Prepaid Systems business as a separate segment.

Revenues

Our total revenues increased 8% to $107.9 million in 2004 compared to $99.8 million in 2003 and $64.6 million in 2002. In 2003, total revenues increased by 54% over 2002. The revenue increase in 2004 was due primarily to additional revenue from Nextel Communications, partially offset by lower revenues from Verizon Wireless. The increase was also attributable to an increase in the average billed minutes of use per subscriber per month to 113 for 2004 compared to 111 in 2003. These increases were partially offset by an 11% decrease in our average billed rate per minute. Our U.S. subscriber base remained consistent with 3.77 million subscribers as of December 31, 2003 and 2004. The revenue increase in 2003 compared to 2002 was due primarily to additional revenues from Verizon, Cingular and Nextel. The increase was also attributable to an increased subscriber base of 3.7 million in 2003 compared to 2.9 million in 2002 along with an increase in the average billed minutes of use per subscriber per month to an average of 111 for 2003 compared to 96 in 2002. These increases were partially offset by a 17% decrease in our average billed rate per minute in 2003 compared to 2002. We expect the number of subscribers and corresponding revenues to decrease in 2005 due to the subscriber reductions from Verizon Wireless and Cingular Wireless.

Gross margin

Gross margin increased to 76% of revenues in 2004 from 75% in 2003 and 70% in 2002. The improvement in 2004 and 2003 was primarily due to increased revenues as well as our predominantly fixed cost infrastructure. Our gross margin is expected to decrease to about 71% to 73% in the first quarter of 2005 due to lower revenues, along with additional costs for resources to support our licensed sale business and international expansion.

Operating Data

	2004		2003		2002
	Total	% of Revenue	Total	% of Revenue	Total	% of Revenue
	($ in thousands)
Total revenues	$107,928	100%	$99,787	100%	$64,636	100%
Engineering, research and development expense	15,049	14%	12,904	13%	9,014	14%
Sales and marketing expense	6,723	6%	6,087	6%	4,447	7%
General and administrative expense	8,369	8%	7,654	8%	6,078	9%
General and administrative expense—legal	2,991	3%	3,990	4%	4,295	7%
Depreciation and amortization expense	$22,332	21%	$19,336	19%	$17,558	27%

Engineering, research and development expenses

Engineering, research and development (“ER&D”) expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. The increase in ER&D expenses in absolute dollars and as a percentage of revenue in 2004 compared to 2003 resulted from additional personnel and the corresponding wage increase of $1.8 million principally to support the development of bcgi Access Management, along with the enhancement of the features and functionality of our existing and other new products. This increase was partially offset by an approximate $400,000 decrease in bonuses earned by employees relating to our 2004 financial performance compared to 2003.

The increase in ER&D expenses in absolute dollars in 2003 compared to 2002 resulted from additional personnel and the corresponding wage increase of approximately $2.4 million to support the development of bcgi Access Management and the Voyager Billing product acquired in October 2002, along with the enhancement of the features and functionality for our existing products. Additionally, the increase was a result of approximately $800,000 in additional bonuses earned by employees relating to our 2003 financial performance compared to 2002. ER&D expenses in absolute dollars are expected to remain consistent in the first quarter of 2005 compared with the $4.1 million incurred in the fourth quarter of 2004.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses in 2004 increased in absolute dollars over 2003 due to higher commissions of approximately $200,000, resulting from higher revenues along with increased trade show costs of approximately $300,000 and increased promotional costs of approximately $150,000 to support Mobile Guardian and other diversification efforts. These increases were partially offset by decreases of approximately $200,000 for bonuses earned relating to our 2004 financial performance compared to 2003.

Sales and marketing expenses increased in 2003 as compared to 2002 due to additional wages of approximately $700,000 reflecting our investment in new products and our revenue diversification strategy as well as the full year of expenses from the ISC acquisition. In addition, the increase was due to higher bonuses (approximately $300,000) earned by employees relating to our 2003 financial performance compared to 2002, increased wages of approximately $300,000 supporting our investment in the bcgi Payment business and increased commissions of approximately $200,000 due to higher revenues. Sales and marketing expenses of $1.6 million in the fourth quarter of 2004 are expected to increase by more than $1.0 million in the first quarter of 2005. The increase reflects certain first quarter only events including the investment in our rebranding effort and our participation in two major tradeshows, as well as our long-term focus on expanding our product offerings on a global scale.

General and administrative expenses

General and administrative (“G&A”) expenses include salaries and benefits of employees and other expenses that provide our administrative support. The increase in G&A expenses in absolute dollars in 2004 compared to 2003 was due to higher costs associated with expanded regulatory requirements and related costs for public companies totaling approximately $500,000, which was partially offset by decreases of approximately $400,000 for bonuses earned by employees relating to our 2004 financial performance compared to 2003.

The increase in G&A expenses in absolute dollars in 2003 compared to 2002 was due to additional bonuses of $600,000 relative to our 2003 financial performance compared to 2002, higher costs associated with new regulatory requirements for public companies of $300,000, a full year of expenses (about $300,000) from our ISC acquisition and approximately $400,000 in wages for additional personnel to support our growth. G&A expenses in absolute dollars are expected to remain consistent in the first quarter of 2005 compared with $2.2 million from the fourth quarter of 2004.

General and administrative expenses—legal charges

General and administrative legal expenses primarily represent legal expenses to defend the patent infringement suit initiated by Freedom Wireless. We expect to incur approximately $1.5 to $1.8 million in legal expenses in the first quarter of 2005 as a result of the commencement of the trial, and, on average, $1.0 million per quarter thereafter, until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurance that costs to defend the Freedom Wireless suit will not exceed our estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The 2004 increase in depreciation and amortization expense as compared to 2003 was attributable to additional telecommunication equipment and software to enhance our managed services platform as well as further develop our licensed products. The increase in depreciation and amortization expense in absolute dollars in 2003 compared to 2002 was due to more capital deployed to support growth and continued enhancements in our managed services business and, to a lesser extent, due to a full year of depreciation expense related to the purchase of our Bedford, Massachusetts facility and a full year of amortization of intangible assets from the ISC acquisition. Depreciation expense is expected to increase slightly in the first quarter of 2005 as compared to $5.5 million in the fourth quarter of 2004.

Interest income

Interest income remained consistent at $1.2 million in 2004 compared to $1.2 million in 2003 and decreased from $1.6 million in 2002. Interest income was earned primarily from investments, which were purchased using the cash generated from operations, from the sale of our teleservices business in 2000 and from the proceeds from our public offerings. Although our combined cash and investment positions increased in 2004 and 2003, lower average interest rates during the periods resulted in decreased levels of interest income compared to the previous years.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2004 and 2003 was 38% compared to 40% for the year ended December 31, 2002. The income tax rate was 38% in 2004 primarily due to the recognition of certain state investment tax credits in the fourth quarter of 2004. The income tax rate decreased in 2003 due to the utilization of state net operating loss carryforwards that had not been valued.

Acquisitions

In October 2002, we completed the acquisition of ISC, a privately-held provider of billing software solutions for the wireless marketplace, providing us with an outsourced postpaid billing service for wireless operators. We paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of ISC. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other factors. Identifiable intangible assets consist of acquired technology and customer contracts and are being amortized over five years. We accrued $590,000 at December 31, 2004 for contingent consideration payable to ISC based on qualified revenues earned in 2004 under the terms of the acquisition agreement. This compares to contingent consideration of $410,000 accrued at December 31, 2003 and paid in 2004. Both of these accruals were recorded as increases to goodwill. We may be required to pay additional contingent cash consideration based on ISC attaining certain defined annual revenue targets in 2005, which will be accounted for as additional goodwill. The results of operations of ISC are included in our consolidated statements of operations from the date of acquisition.

In November 2004, we acquired the assets of Airada, a privately-held provider of payment management software solutions for the wireless marketplace. We paid $1.3 million in cash for Airada. Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other factors. Identifiable intangible assets consist of acquired technology and customer contracts and are being amortized over five years. We may be required to pay additional contingent cash consideration based on attaining certain defined annual revenue and operational targets through 2007, most of which will be accounted for as additional goodwill. The results of operations of Airada are included in our consolidated statement of operations from the date of acquisition.

Selected Quarterly Operating Results

The following table sets forth certain unaudited quarterly results of our operations for the eight quarters in the two-year period ended December 31, 2004, including such amounts expressed as a percentage of total revenues. This quarterly information is unaudited, prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, which you should read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
	(in thousands, except per share amounts)
Total revenues	$26,013	$27,020	$27,650	$27,245	$25,557	$26,576	$25,524	$22,130
Expenses:
Cost of revenues	6,318	6,892	6,459	6,378	6,077	6,481	6,885	5,557
Engineering, research and development	4,062	3,694	3,497	3,796	3,308	3,365	3,362	2,869
Sales and marketing	1,617	1,567	1,667	1,872	1,386	1,618	1,516	1,567
General and administrative	2,203	1,955	2,125	2,086	1,779	2,005	1,985	1,885
General and administrative—legal expense	941	450	450	1,150	1,000	1,350	725	915
Depreciation and amortization	5,479	5,894	5,490	5,469	4,999	5,132	4,813	4,392

Total operating expenses	20,620	20,452	19,688	20,751	18,549	19,951	19,286	17,185
Operating income	5,393	6,568	7,962	6,494	7,008	6,625	6,238	4,945
Interest income	303	322	251	312	289	287	302	336

Income before income taxes	5,696	6,890	8,213	6,806	7,297	6,912	6,540	5,281
Provision for income taxes	1,739	2,722	3,211	2,722	2,773	2,626	2,489	2,007

Net income from continuing operations	3,957	4,168	5,002	4,084	4,524	4,286	4,051	3,274
Net income (loss) from discontinued operations	—	—	—	(11)	(49)	8	36	14

Net Income	$3,957	$4,168	$5,002	$4,073	$4,475	$4,294	$4,087	$3,288

Basic net income per share:
Continuing operations	$0.23	$0.24	$0.27	$0.22	$0.25	$0.24	$0.22	$0.19

Net income	$0.23	$0.24	$0.27	$0.22	$0.25	$0.24	$0.22	$0.19

Weighted average common shares	17,566	17,534	18,295	18,277	17,984	18,202	18,009	17,479
Diluted net income per share:
Continuing operations	$0.22	$0.24	$0.27	$0.22	$0.25	$0.23	$0.22	$0.18

Net income	$0.22	$0.24	$0.27	$0.22	$0.24	$0.23	$0.22	$0.18

Weighted average common shares	17,835	17,732	18,735	18,720	18,633	18,797	18,878	18,340

	As a Percentage of Total Revenues
	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
	(in thousands, except per share amounts)
Total revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Cost of revenues	24	25	23	23	24	24	27	25
Engineering, research and development	16	14	12	14	13	13	13	13
Sales and marketing	6	6	6	7	5	6	6	7
General and administration	8	7	8	8	7	8	8	9
General and administration—legal expense	4	2	2	4	4	5	3	4
Depreciation and amortization	21	22	20	20	20	19	19	20

Total operating expenses	79	76	71	76	73	75	76	78
Operating income	21	24	29	24	27	25	24	22

Interest income	1	1	1	1	1	1	1	2
Income before income taxes	22	25	30	25	29	26	25	24
Provision for income taxes	7	10	12	10	11	10	9	9

Net income	15%	15%	18%	15%	18%	16%	16%	15%

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, capitalized software and labor, long-lived assets, goodwill and intangible asset impairment, legal expenses, contingencies and litigation. We base our estimates on historical experience, known trends and events and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates under different assumptions or conditions.

We believe the following policies to be our most critical policies in the preparation of our consolidated financial statements:

•	Revenue recognition and allowance for bad debts

•	Legal costs

•	Research and development, software development costs and costs capitalized for internal use

•	Impairment of long-lived and intangible assets and goodwill

•	Accounting for income taxes

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

We recognize our revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and application of Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We earn revenues in various ways, depending on the type of transaction. For our managed services business, we earn revenues in the following ways: 1) For Real Time Billing, we earn revenues principally by processing prepaid wireless minutes, net of any penalties incurred related to outages on our platform. 2) For bcgi Payment, we earn revenues by processing transactions on behalf of wireless operators’ subscribers. 3) For Voyager Billing, we earn revenues by generating a postpaid subscriber’s monthly bill. Each of these revenues is recognized when the service is provided. For license fees, special projects and implementation services related to our managed services business, revenues are typically recognized ratably over the remaining life of the contract with the wireless operator.

For multiple element arrangements, we determine the fair value of each element based on our specific objective evidence for that element and allocate total revenue from these arrangements to each element based on its fair value. For our licensed systems business, we typically recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support and other services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period or when the services are performed. Vendor-specific objective evidence of fair value for maintenance and support is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate. Vendor-specific objective evidence of fair value for installation and other services is based upon standard pre-established rates.

In addition to recording revenues net of any penalties incurred related to outages on our managed services platform and estimated amounts that may be disputed, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we record reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet their financial obligations), estimates of amounts recoverable could be adversely affected. We believe that our allowance for billing adjustments and doubtful accounts fairly represents the potential amount of bad debt we could incur.

Legal Costs

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Consolidated Financial Statements, we are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable proceedings which had made it difficult to reasonably estimate legal costs for the lawsuit.

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

Internally capitalized costs totaled $3.6 million for the year ended December 31, 2004 and $3.8 million for the year ended December 31, 2003. Amortization of capitalized software development costs begins when the solution is made available for general release and amortization of internal use costs begins when the related asset is first placed into service. These costs are amortized on a straight-line basis over a three-year period.

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

When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which are determined considering a number of factors including past operating results, budgets, economic projections, market trends and solution development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds the estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Statement of Income. Fair value is determined by either a quoted market price or use of a present value technique, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. Different assumptions could yield materially different results.

For impairment tests of goodwill, we utilize the enterprise-wide approach, which is based on the aggregate market value of our common stock, to determine the fair value of our reporting segment and compare that to our consolidated net book value to determine if an impairment loss exists.

In October 2002, we acquired the assets and certain liabilities of ISC and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1.0 million related to billing software solutions for the wireless marketplace as well as customer contracts of $200,000.

In November 2004, we acquired the assets of Airada and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1.7 million related to a payment management software solution for the wireless marketplace as well as customer contracts of $100,000.

Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other assumptions. The valuation of completed technology was primarily based on future cash flow projections over the estimated economic life adjusted for an incremental obsolescence rate discounted to present value. We estimated that the useful life of the acquired technology is five years. Significant judgments and estimates are involved in determining the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

Income Taxes

Our current and deferred income taxes, and associated tax reserves, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt the new requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123 using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $129,000, $3.5 million, and $623,000 in 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased 17% to $77.8 million compared to $66.5 million at December 31, 2003, primarily due to cash generated by operations. The net cash provided by operations of $42.0 million resulted from $17.2 million in net income, along with adjustments for depreciation and amortization of $22.3 million and deferred income taxes of $1.0 million.

Our investing activities utilized $28.3 million of net cash for the year ended December 31, 2004. We spent approximately $19.0 million for the purchase of telecommunication equipment and software to enhance our managed services platform as well as further develop our licensed products and, to a lesser extent, for the renovation of our Bedford, MA corporate headquarters. In addition, we purchased $4.8 million in short-term investments, net of sales, $2.7 million in purchases of long-term investments and we acquired a business for approximately $1.3 million. We expect our capital expenditures to be approximately $15.0 to $17.0 million for the full year 2005. We expect to contribute approximately $1.5 million to fund our defined benefit plan assets in the second quarter of 2005, and we intend to continue to make such contributions for the foreseeable future. We intend to finance such investments from our short-term investments.

Our financing activities used cash of $6.9 million during 2004 primarily for the repurchase of $8.2 million of common stock, partially offset by proceeds from the exercise of stock options and the corresponding issuance of common stock.

Subject to the outcome of the Freedom Wireless lawsuit, we believe that our cash and short-term investments will be sufficient to finance our operations for at least the next twelve months and for the foreseeable future thereafter.

We have non-cancelable operating lease commitments for office space and equipment, many of which are renewable at our option as well as various other commitments for equipment and telecommunications services under which we are contractually obligated beyond the current period. The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

		Payment due by period
	Total	within 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating leases	$2,484	$1,744	$679	$61	$—
Purchase commitments	5,096	3,576	1,424	96	—

Total	$7,580	$5,320	$2,103	$157	$—

Off-Balance Sheet Arrangements

During 2004, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	Material trading activities in non-exchange traded commodity contracts, or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

Certain Factors That May Affect Future Results

Verizon Wireless and Cingular Wireless, our two largest customers using our Real-Time Billing managed services in 2004, are currently also utilizing in-house and/or our competitors’ prepaid solutions, which will result in the continued loss of existing subscribers and fewer subscriber additions to our platform.

Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. Verizon Wireless continues to convert subscribers from our platform to its internal platform, and is expected to be completed with conversions by the third quarter of 2005. In addition, because Cingular Wireless has substantially reduced marketing for our Real-Time Billing offering and begun offering prepaid service on their GSM network through one of our competitors, we expect that subscribers from Cingular Wireless’ TDMA prepaid service that we currently support will churn off of our platform over time. Thus, revenues from Verizon and Cingular will substantially decrease, resulting in a reduction of overall revenue from our Real-Time Billing business from these two customers.

The loss or significant reduction of business from one of our major customers, including Verizon Wireless, Cingular Wireless or Nextel Communications, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. The following table summarizes the percentage of our total revenue received from Verizon Wireless, Cingular Wireless and Nextel Communications for the three and twelve months ended December 31, 2004:

	Three months ended	Year Ended
Verizon Wireless	35%	43%
Cingular Wireless	21%	22%
Nextel Communications	22%	14%

Most of our customer contracts are not exclusive. Therefore, our wireless operator customers have used and/or tested and continue to use and/or test their own services or services of our competitors in certain markets. In addition, certain of our contracts are up for renewal in 2005 and beyond. If and when each of the contracts is renewed, some contractual rates may be lower than in previous years and at lower rates than we have estimated. In addition, we depend on our wireless customers to market and sell our solutions to consumers. We can provide no assurance that they will do so successfully, and therefore, that there will be a significant market for our mobile services platform.

As Verizon and Cingular revenues decline and if revenue generated from Nextel continues to grow as expected, Nextel will become our largest customer. Thus, our customer concentration may intensify and we can provide no assurance that Nextel will continue to use our services beyond the term of their contract with us, which is not due to expire within the next year. If we were to lose Nextel as a customer and not replace the revenue, our business would be materially and adversely impacted.

An unfavorable judgment in the Freedom Wireless lawsuit would have a material adverse impact on our business.

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our wireless carrier customers claiming that we and the other defendants infringe a patent of Freedom Wireless. In March 2001, Freedom Wireless amended the complaint to include a continuation patent. Freedom Wireless seeks injunctive relief and damages. In addition, we are contractually obligated to indemnify the other defendants for any damages that they incur as a result of any infringement by our technology.

The trial began on February 28, 2005. We cannot yet assess our potential liability, if any. Any adverse outcome, including the following, would have a material adverse effect on our business, financial condition and results of operations:

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

Regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $16.7 million in legal costs as of December 31, 2004 to defend this lawsuit, and expect to incur approximately $1.5 to $1.8 million in legal expenses in the first quarter of 2005 and, on average, $1.0 million per quarter thereafter, until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurance that costs to defend the Freedom Wireless suit will not exceed our estimate.

Freedom Wireless is seeking damages in excess of $250 million from us and the other remaining co-defendants, who bcgi has agreed to indemnify. If Freedom Wireless prevails in this case and is awarded the amount of damages which they are seeking from us and the other co-defendants, this amount would exceed our ability to pay. Finally, we may become subject to additional patent infringement lawsuits in the future.

Our future success depends partly on the global acceptance of our new products, including bcgi Access Management, Payment Manager and bcgi Network.

We have recently introduced bcgi Access Management, Payment Manager and bcgi Network product offerings to the marketplace. The acceptance of these new products is critical to our strategy to diversify and grow our revenue base. Our success in gaining acceptance of these offerings will depend on our ability to integrate these products into existing wireless operator billing platforms. In addition, the success of bcgi Access Management will depend on wireless operator and subscriber acceptance of the capabilities of this product. The failure or delay of any of these offerings to be accepted in the marketplace could have a material adverse effect on our business, financial condition and results of operations.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	The lack of acceptance or delayed acceptance of our newest solutions, including bcgi Access Management and Payment Manager;

•	Decreased demand for our licensed solutions, caused by reductions in capital budgets of our customers, changing technologies and other reasons beyond our control;

•	Delays in recognizing revenue on any transaction;

•	Delays or deferrals of customer shipments and/or implementations of our products;

•	Variations in volumes of minutes of use generated by our wireless customers’ subscribers;

•	The number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages;

•	Rates charged and paid by our customers;

•	Impact and acceptance of existing solutions or the introduction of competing solutions by wireless operators, including those who are currently our customers;

•	Our wireless customers’ ability to generate additional prepaid subscribers using our solutions;

•	The extent of our wireless customers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our wireless operators’ allocation of marketing resources for initiatives other than prepaid wireless services, such as data services, new technologies, etc.;

•	Our and our wireless customers’ ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	The relatively long sales cycles for many of our products;

•	Changes in the mix of solutions we provide;

•	Seasonal trends, particularly in the second and third quarters when wireless operators are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

We expect that our revenues and net income will decline in future quarters, as Verizon and Cingular generate less revenue. Also, a significant portion of our expenses is fixed. Accordingly, our results of operations are particularly sensitive to fluctuations in revenues. If our revenues fall below our expectations, we would most likely not be able to reduce our fixed or other expenses in time to sufficiently respond to such a shortfall. Additionally, due to all of the foregoing factors, it is possible that in some future quarter our results of operations will be below our expectations and/or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

If we do not continue to develop and offer more desirable functionality and features in our solutions at competitive prices, including bcgi Billing, bcgi Access Management, bcgi Payment; bcgi Network and the new solutions currently in our pipeline, we will not be able to compete effectively and our business will be materially and adversely affected.

Our business will not be successful if we do not develop and offer more functionality and features in our solutions than those available in competitive offerings or if we are unable to develop new solutions to offer our wireless customers. Also, there can be no assurance that we will successfully support and enhance our real-time billing platform effectively or that our network will successfully support current and future growth. In addition, we may be unable to leverage our existing infrastructure to provide enhancements to our current solutions or new solutions cost-effectively. If we cannot develop and provide more desirable functionality and features than our competitors, if we cannot sell our new solutions, including bcgi Access Management, bcgi Network or bcgi Payment, or if we are unable to keep our costs down to provide new and enhanced solutions at competitive prices, we would likely lose market share or be required to reduce our pricing, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not successfully continue to upgrade our software and hosting environment as new wireless technologies evolve, including but not limited to 3G technology, we may lose existing and prospective customers.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We are expanding our operations internationally and expect to derive a greater portion of our revenues from customers outside the United States. Our international operations are subject to a variety of risks, including:

•	General economic conditions in each country or region;

•	The overlap of different tax regimes;

•	Fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	The difficulty of managing an organization operating in various countries;

•	Compliance with a variety of international laws and regulations, including trade restrictions, local labor ordinances and changes in tariff rates;

•	Longer payment cycles and difficulties in collecting accounts receivable;

•	Import and export licensing requirements;

•	Political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have facilities; and

•	Reduced protection for intellectual property rights in some countries.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

If we experience outages in our network, we will be subject to financial penalties that could adversely affect our business and operating results.

Each quarter, we have experienced network outages, some of which have resulted in significant reductions in revenue due to penalty clauses contained in certain of our wireless customer contracts. Any failure to successfully support current and future growth, or an increase in the frequency or duration of outages would reduce our revenue and damage our reputation.

Our operations depend on our ability to maintain our computer and other telecommunications equipment and systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, computer viruses or similar events. Our Bedford and Woburn, Massachusetts facilities are redundant and each facility is able to provide all significant processing functions of our network. We still may not be protected from a natural disaster within the greater Boston, Massachusetts area.

Our business would be materially adversely impacted if we cannot protect our intellectual property.

Our success and ability to compete depends in part upon our proprietary technology and our ability to protect such technology. We have a number of patent applications pending to protect our proprietary technology in the United States and internationally. If these patent applications are not approved, we may not be able to prevent others from using similar technologies and we may be subject to additional patent infringement lawsuits or royalty payments to use the technology. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. These legal protections afford only limited protection and competitors may gain access to our intellectual property that may result in the loss of customers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results.

We may never realize the anticipated benefits of any acquisitions.

A key part of our growth and diversification strategy is to engage in acquisitions. We regularly review future acquisition opportunities and have acquired companies in the recent past. There can be no assurance that we will be able to identify any appropriate acquisition candidates or that any identified acquisition opportunities will be available on terms and conditions acceptable to us. Acquisitions involve numerous risks, including, among other things:

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

In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

We may not be able to effectively manage the expansion of our business, which would adversely impact our ability to offer competitive solutions and grow.

We have expanded our operations rapidly and continue to invest in new products and features, including expanding internationally. This has created significant demands on our technical, management, operational, development and administrative personnel and other resources. Any additional expansion by us may further strain our management, financial and other resources. There can be no assurance that our systems, procedures, controls and existing space will be adequate to support expansion of our operations or that we will be successful in our expansion strategy. Inability of our management to manage operational changes effectively, would materially and adversely affect the quality of our solutions, our ability to retain key personnel and our business, financial condition and results of operations.

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

To provide our solutions, we depend on a number of third-party software, hardware and service vendors, and our business, financial condition and results of operations would be materially adversely affected if we are unable, or are delayed in our ability to obtain these components and applications.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, natural disasters, terrorism, war and telecommunication failure. There may also be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to guard against these risks. However, there can be no assurance that a system or network failure or significant disruption will not have a material adverse impact on our business and our operating results. In addition, in the event of such a disruption or failure, we may incur significant costs to remedy the damages caused by such a situation.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K:

Boston Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,467	$2,960
Short-term investments	68,285	63,553
Accounts receivable, net of allowance for doubtful accounts of $474 in 2004 and $878 in 2003	17,358	18,386
Deferred income taxes	319	1,260
Prepaid expenses and other assets	2,907	2,800

Total current assets	98,336	88,959
Property and equipment:
Building, land and leasehold improvements	14,576	10,989
Telecommunications systems & software	93,895	86,418
Furniture and fixtures	789	540
Systems in development	3,842	10,789

	113,102	108,736
Less allowance for depreciation and amortization	57,543	50,098

	55,559	58,638
Intangible assets, net	2,450	920
Goodwill	4,753	4,177
Other assets	6,913	1,897

Total assets	$168,011	$154,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312	$1,844
Accrued expenses	13,386	12,363
Deferred revenue	3,753	3,788
Income taxes payable	1,591	760

Total current liabilities	19,042	18,755
Non-current liabilities:
Accrued pension liability	3,476	632
Deferred income taxes	7,046	7,003

Total non-current liabilities	10,522	7,635
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,581,625 and 18,249,028 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	176	182
Additional paid-in capital	104,070	110,834
Retained earnings	34,430	17,230
Accumulated other comprehensive loss	(229)	(45)

Total shareholders’ equity	138,447	128,201

Total liabilities and shareholders’ equity	$168,011	$154,591

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
NET REVENUES	$107,928	$99,787	$64,636

EXPENSES:
Cost of revenues *	26,047	25,000	19,529
Engineering, research and development	15,049	12,904	9,014
Sales and marketing	6,723	6,087	4,447
General and administrative	8,369	7,654	6,078
General and administrative – legal charges	2,991	3,990	4,295
Depreciation and amortization	22,332	19,336	17,558

Operating income	26,417	24,816	3,715
Interest income	1,188	1,214	1,552

Income before income taxes	27,605	26,030	5,267
Provision for income taxes	10,394	9,895	2,111

Net income from continuing operations	17,211	16,135	3,156
Discontinued operations:
Income (loss) from discontinued operations, before taxes	(19)	15	334
Income tax expense / (benefit) from discontinued operations	(8)	6	134

Net income / (loss) from discontinued operations	(11)	9	200

Net income	$17,200	$16,144	$3,356

Basic net income per share:
Continuing operations	$0.96	$0.90	$0.18
Net income	$0.96	$0.90	$0.20
Weighted average common shares outstanding	17,918	17,984	17,134

Diluted net income per share:
Continuing operations	$0.94	$0.87	$0.18
Net income	$0.94	$0.87	$0.19
Weighted average common shares outstanding	18,256	18,633	17,637

*	exclusive of depreciation and amortization, which is shown separately below

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Dollars
Balance December 31, 2001	17,191,861	$172	$98,928	$(2,270)	$—	$96,830
Exercise of stock options	274,118	3	1,848	—	—	1,851
Tax benefit from stock option exercises	—	—	623	—	—	623
Issuance of common stock under employee stock purchase plan	73,338	1	536	—	—	537
Repurchase of common stock	(172,000)	(2)	(1,456)	—	—	(1,458)
Net income	—	—	—	3,356	—	3,356

Balance December 31, 2002	17,367,317	174	100,479	1,086	—	101,739
Exercise of stock options	806,281	8	6,216	—	—	6,224
Tax benefit from stock option exercises	—	—	3,455	—	—	3,455
Issuance of common stock under employee stock purchase plan	75,430	—	684	—	—	684
Comprehensive Income:
Net income	—	—	—	16,144	—	16,144
Securities valuation adjustment, net of tax	—	—	—	—	(45)	(45)

Comprehensive income	—	—	—	—	—	16,099

Balance December 31, 2003	18,249,028	182	110,834	17,230	(45)	128,201
Exercise of stock options	88,912	1	654	—	—	655
Tax benefit from stock option exercises	—	—	128	—	—	128
Issuance of common stock under employee stock purchase plan	82,185	1	627	—	—	628
Repurchase of common stock	(838,500)	(8)	(8,173)	—	—	(8,181)
Comprehensive Income:
Net income	—	—	—	17,200	—	17,200
Securities valuation adjustment, net of tax	—	—	—	—	(90)	(90)
Minimum pension liability adjustment, net of tax	—	—	—	—	(94)	(94)

Comprehensive income	—	—	—	—	—	17,016

Balance December 31, 2004	17,581,625	$176	$104,070	$34,430	$(229)	$138,447

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income from continuing operations	$17,211	$16,135	$3,156
Adjustments to reconcile net income from continuing operations to net cash provided by operations:
Depreciation and amortization	22,332	19,336	17,558
Deferred income taxes	1,044	3,894	1,161
Tax benefit from stock option exercises	128	3,455	623
Changes in operating assets and liabilities:
Accounts receivable	931	(3,257)	(5,127)
Prepaid expenses and other assets	(587)	(511)	216
Accounts payable and accrued expenses	(736)	626	1,357
Deferred revenue	(35)	(323)	1,300
Other liabilities	895	632	—
Income taxes payable	831	(1,152)	1,239

Net cash provided by operating activities of continuing operations	42,014	38,835	21,487
Net (loss) income from discontinued operations	(11)	9	200
Net change in operating assets and liabilities of discontinued operations	(279)	226	(122)

Net cash (used in) provided by operating activities from discontinued operations	(290)	235	78

Net cash provided by operations	41,724	39,070	21,561

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,773)	—	(3,734)
Purchase of short-term investments	(68,780)	(45,969)	(24,481)
Sale of short-term investments	63,957	23,100	6,359
Purchase of long-term investments	(2,740)	(1,657)	—
Purchase of property and equipment	(18,983)	(32,838)	(23,195)

Net cash used for investing activities	(28,319)	(57,364)	(45,051)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	655	6,224	1,851
Proceeds from issuance of common stock	628	684	537
Repurchase of common stock	(8,181)	—	(1,458)
Repayment of capital lease obligations	—	—	(740)

Net cash provided by (used for) financing activities	(6,898)	6,908	190

Increase (decrease) in cash and cash equivalents	6,507	(11,386)	(23,300)
Cash and cash equivalents at beginning of year	2,960	14,346	37,646

Cash and cash equivalents at end of year	$9,467	$2,960	$14,346

See accompanying notes.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

1.    DESCRIPTION OF BUSINESS

Boston Communications Group, Inc. (the “Company”) develops products and services that enable wireless operators to fully realize the potential of their networks. The Company’s access management, billing, payment and network solutions help operators rapidly deploy and manage innovative voice and data services for subscribers. Available as fully managed services and licensed products, the Company’s solutions power wireless operators and enable Mobile Virtual Network Operators with market-leading implementations of prepaid wireless, postpaid billing, wireless account funding and m-commerce.

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

The Company earns revenues in various ways through its managed services business:

1)	Real-Time Billing—the Company principally earns revenues by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform;

2)	Voyager Billing—the Company earns revenues by generating a postpaid subscriber’s monthly bill; and

3)	bcgi Payment—the Company principally earns revenues by processing transactions on behalf of wireless operator’s subscribers.

Revenues for each of these solutions are recognized as the services are provided. Managed services revenues also include amounts for licensing fees, development projects and implementations, which are typically recognized ratably over the remaining life of the contract with the respective wireless operator.

For the Company’s licensed systems sales, the Company typically recognizes revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred.

For multiple element arrangements, the Company determines the fair value of each element based on the specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support and other services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period. Vendor-specific objective

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

evidence of fair value of maintenance and support is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate. Vendor-specific objective evidence of fair value for installation and other services is based upon standard pre-established rates.

All revenues are recorded net of unbillable amounts and amounts that are estimated to be uncollectible based on historical experience. A reserve for doubtful accounts is recorded based on historical experience or specific identification of an event necessitating a reserve.

Information concerning principal geographic areas is as follows for the years ended December 31, (in thousands):

	2004	2003	2002
Net revenues:
United States	$103,654	$94,015	$58,905
Other	4,274	5,772	5,758

Total	$107,928	$99,787	$64,636

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of institutional money market funds.

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The Company has classified all of its short-term investments as available-for-sale, and is thus reported at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. The components of the Company’s available-for-sale securities were as follows as of December 31, (in thousands):

	2004	2003
Bond mutual funds	$2,531	$13,925
Corporate notes	8,002	9,000
Municipal auction rate securities	47,464	30,800
Annuities	10,288	9,828

Total available for sale securities	$68,285	$63,553

Investments that mature in more than three months but less than 36 months are considered short-term investments because the Company views its available-for-sale portfolio as available for use in its current operations. The Company’s short-term investments are invested in bond mutual funds, corporate notes, municipal auction rate securities and annuities maturing in less than thirty-six months.

Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized costs approximate fair values for all of these securities. Realized gains and losses for 2004, 2003 and 2002 were not material.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

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

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Consolidated Financial Statements, the Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which had made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy, and generally, the Company develops an estimate of probable costs in consultation with the Company’s outside legal counsel who is handling the case. There can be no assurance that the Company’s expenses will not exceed its estimate.

Income Taxes

The Company’s current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statements of shareholders’ equity. Other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments.

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

The Company’s managed services business allows wireless operators throughout the United States to utilize its real-time billing capabilities, enabling such operators to offer prepaid wireless calling to their subscribers, offer various ways to replenish their accounts, to purchase digital content and to provide their subscriber’s with a monthly postpaid wireless bill. In addition, the Company sells licensed systems internationally, principally in North and South America and Africa. The Company generally does not require collateral from its customers, although upfront payments for a portion of the total sale are typically required prior to shipment.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

The Company’s accounts receivable as of December 31, 2004 includes three customers whose balances represent 34%, 32% and 12% of net accounts receivable, respectively. The Company’s accounts receivable as of December 31, 2003 includes three customers whose balances represent 49%, 20% and 11% of net accounts receivable, respectively. The Company’s accounts receivable as of December 31, 2002 includes two customers whose balances represented 48% and 32% of net accounts receivable, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company’s top 10 customers accounted for 92%, 91% and 94% of its total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues, as a percentage of total revenues, to major customers for the years ended December 31:

	2004	2003	2002
Verizon Wireless	43%	52%	52%
Cingular Wireless	22%	24%	25%
Nextel Communications	14%	—%	—%

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Systems in development represent internally capitalized labor and purchased hardware and software to be used in the Company’s managed services and licensed products business that are not yet placed into service and will be depreciated between 3 and 5 years.

Research and Development, Software Development Costs and Costs Obtained for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use is capitalized. The direct labor and payroll related costs of development of computer software, primarily for the coding and testing of the software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on the Company’s anticipated use, anticipated future undiscounted net cash flows and changes in hardware and software technologies.

Amortization of capitalized software development costs begins when the solution is made available for general release and internal use costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets might be impaired because of a change in anticipated use or technology, and the undiscounted operating cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either quoted market prices or a discounted cash flow method, whichever is more appropriate under the circumstances involved. Based on the management’s most recent assessment, the Company believes there is no impairment of long-lived assets as of December 31, 2004.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed the annual impairment test in the fourth quarters of 2004, 2003 and 2002 utilizing the enterprise-wide approach, which is based on the aggregate market value of the Company’s common stock, and determined that goodwill was not impaired.

The Company’s intangible assets, which are assessed for impairment in accordance with FAS 144, acquired through business combinations consisted of (in thousands):

	December 31, 2004		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Acquired technology	$2,700	$462	$1,000	$233
Customer contracts	300	88	200	47

	$3,000	$550	$1,200	$280

The intangible assets are being amortized over a five-year life and the intangible amortization expense was $270,000 and $240,000 for the years ended December 31, 2004 and 2003. Estimated amortization expense for the five subsequent years ended December 31, is as follows (in thousands):

2005	$600
2006	600
2007	560
2008	360
2009	$330

Stock-Based Compensation

The Company has elected to follow the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under FAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, since the exercise price of options granted under these plans equals the fair market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option valuation model using the following assumptions:

	2004	2003	2002
Risk-free interest rate	1.47%-3.85%	1.59%-2.64%	1.97-4.29%
Weighted average fair value of options granted	$6.76	$5.66	$4.65
Expected life of options grants	3-5 years	3 years	3 years
Expected volatility of underlying stock	63%-87%	84-88%	90%
Dividend yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for the Company’s Stock Plans been determined consistent with FAS No. 123, the pro forma net income and net income per share would have been as follows for the years ended December 31 (in thousands, except per-share information):

	2004	2003	2002
Net income as reported	$17,200	$16,144	$3,356
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	2,694	2,968	2,427

Pro forma net income	$14,506	$13,176	$929

Basic net income per share:
Net income as reported	$0.96	$0.90	$0.20

Pro forma	$0.81	$0.73	$0.05

Diluted net income per share:
Net income as reported	$0.94	$0.87	$0.19

Pro forma	$0.79	$0.72	$0.05

Basic and Diluted Net Income Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which comprise stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. Accordingly, for the years ended December 31, 2004, 2003 and 2002 options to purchase 1,293,000, 241,900 and 884,422 shares, respectively, of Common Stock have been excluded from the computation.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

The following table sets forth a reconciliation of basic and diluted shares (in thousands) for the years ended December 31:

	2004	2003	2002
Denominator for basic net income per share	17,918	17,984	17,134
Effect of dilutive employee stock options	338	649	503

Denominator for diluted net income per share	18,256	18,633	17,637

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt these requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123 using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $128,000, $3.5 million, and $623,000 in 2004, 2003 and 2002, respectively.

3.    ACQUISITIONS

(a)	Infotech Solutions Corporation

In October 2002, the Company acquired the assets and certain liabilities of Infotech Solutions Corporation (ISC), a privately-held provider of billing software solutions for the wireless marketplace, providing the Company with an outsourced postpaid billing solution for wireless operators. The Company paid $3.5 million in cash to acquire substantially all of the assets and certain liabilities of ISC. Additional contingent cash consideration may be paid to ISC based on attaining certain defined annual revenue targets from 2003 to 2005. Any additional cash consideration payments to ISC will be accounted for as additional goodwill. For 2003, ISC achieved certain revenue targets resulting in contingent consideration paid in 2004 of $410,000. For 2004, ISC earned contingent consideration of $590,000 that will be paid in the first quarter of 2005. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed on the date of acquisition. Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other assumptions. Identifiable intangible assets consist of acquired technology and customer contracts and are being amortized on a straight-line basis over five years. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The results of operations of ISC are included in the Company’s Consolidated Statements of Income from the date of acquisition. The allocation of the purchase price to the fair value of the identifiable net assets acquired and the excess purchase price to goodwill is as follows (in thousands):

Purchase price	$3,562
Acquisition costs	369
Lease payoff	125

Total price paid	4,056

Less:
Cash	(322)
Accounts receivable, net	(425)
Property and equipment	(398)
Prepaid expenses	(41)
Accrued expenses and deferred revenue	442

Identifiable Intangible Assets:
Technology	(1,000)
Customer contracts	(200)

Goodwill Acquired	$2,112

(b)	Airada Networks, Inc. and Airada Networks Private Limited

In November 2004, the Company acquired the assets of Airada Networks, Inc. and Airada Networks Private Limited (Airada), a privately-held provider of payment management software solutions for the wireless marketplace, for $1.3 million in cash. Additional contingent cash consideration may be paid to Airada based

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

on attaining certain defined annual revenue targets and other metrics from 2005 to 2007. The fair value of the acquisition was allocated to identifiable assets based on fair values as of the date of acquisition. Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other assumptions. Identifiable intangible assets consist of acquired technology and customer contracts and are being amortized on a straight-line basis over five years. The results of operations of Airada are included in the Company’s Consolidated Statements of Income from the date of acquisition.

Pro forma information including the results of Airada has not been presented as Airada’s operations were not material.

4.    LEGAL EXPENSES AND SPECIAL CHARGES

In the first quarter of 2002, the Company recorded a special charge of $3.3 million, respectively, principally to accrue for legal expenses estimated by its outside legal counsel to be incurred in the defense of the patent infringement suit brought by Freedom Wireless. However, due to the lengthy and unpredictable proceedings, which had made it difficult to reasonably estimate legal costs in the Freedom Wireless suit, commencing in the third quarter of 2002, the Company began accounting for costs related to this case as incurred. As a result, for the years ended December 31, 2003 and 2004, the Company recorded charges of $4.0 and $3.0 million, respectively, for legal expenses related to the lawsuit.

5.    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, (in thousands):

	2004	2003
Payroll and related benefits	$4,153	$5,109
Equipment costs	2,288	1,702
Legal fees	1,447	961
Contingent consideration	1,054	410
Other	4,444	4,181

Total accrued expenses	$13,386	$12,363

6.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are summarized below (in thousands).

	Change in net unrealized holding gains/ losses on investments	Minimum pension liability adjustment	Total accumulated other comprehensive loss
Balance as of December 31, 2001	$—	$—	$—
Current-period change	—	—	—

Balance as of December 31, 2002	—	—	—
Current period change	(45)	—	(45)

Balance as of December 31, 2003	(45)	—	(45)
Current period change	(90)	(94)	(184)

Balance as of December 31, 2004	$(135)	$(94)	$(229)

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

7.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, (in thousands):

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$121	$319
Deferred compensation	610	253
Accrued expenses and other	498	1,188

Total deferred tax assets	1,229	1,760

Deferred tax liabilities:
Tax deprecation and amortization in excess of book depreciation and amortization expense	(7,956)	(7,503)

Total deferred tax liabilities	$(7,956)	$(7,503)

Net deferred tax liabilities	$(6,727)	$(5,743)

The provision for income taxes consists of the following for the years ended December 31, (in thousands):

	2004	2003	2002
Current:
Federal	$ 7,706	$5,063	$ 859
State	1,696	944	225

Total current	9,402	6,007	1,084
Deferred:
Federal	837	3,310	987
State	147	584	174

Total deferred	984	3,894	1,161

Total income tax provision	$10,386	$9,901	$2,245

A reconciliation of the income tax provision at the statutory rate to the income tax provision as reported is as follows for the years ended December 31, (in thousands):

	2004	2003	2002
Federal provision at statutory rate	$9,662	$9,116	$1,907
State income provision, net of federal taxes	1,052	1,448	352
Permanent differences	(151)	(63)	(14)
Recognition of NOL’s not previously benefited	—	(323)	—
Research credits	(234)	(22)	—
Other	57	(255)	—

Total income tax provision	$10,386	$9,901	$2,245

Income taxes paid were $8.7 million in 2004, $3.7 million in 2003 and $26,000 in 2002.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

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

Stock Option Plans

The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) was adopted by the Board of Directors and approved by its stockholders in 2004. The Incentive Plan provides for the grants of options, restricted stock awards, stock appreciation rights and other stock-based wards to employees, officers, directors and consultants and advisors to the Company and its subsidiaries.

In addition, the Company has Stock Option Plans (the “Option Plans”) that provide for the grant of options to employees, officers, directors and consultants and advisors to the Company and its subsidiaries.

Under both the Incentive Plan and the Option Plans, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), or options not intended to qualify as incentive stock options (“Non-Statutory Options”). Incentive stock options may only be granted to the Company’s employees. A total of 4,364,792 shares of Common Stock may be issued upon the exercise of options granted under the Incentive Plan and the Option Plans. The maximum number of shares with respect to which options or other awards may be granted to any employee under the Incentive Plan and the Option Plans shall not exceed 60,000 to 200,000 shares of Common Stock during any calendar year, depending on the specifics of the applicable stock plan. All options granted have 10-year terms and generally vest and become exercisable over one to five years.

The Company has authorized Non-Statutory Options outside of the Plans. The Board of Directors also authorized options for grant outside of the Plans totaling 500,000 shares in 2001.

Stock option activity information is as follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	2,679,257	$9.25	2,852,761	$8.38	2,650,108	$8.26
Granted	629,380	10.32	675,010	11.18	585,575	8.41
Exercised	(88,912)	7.26	(806,281)	7.72	(274,118)	6.76
Canceled	(93,446)	9.79	(42,233)	10.63	(108,804)	9.47

Outstanding—end of year	3,126,279	$9.51	2,679,257	$9.25	2,852,761	$8.38

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

The following table summarizes the options outstanding and exercisable as of December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Price
$ 3.69- $ 7.06	662,168	$6.24	4.20	662,168	$6.24
7.09- 7.85	577,848	7.56	7.35	435,904	7.54
7.87- 8.90	514,406	8.65	7.38	184,277	8.49
8.95- 11.68	591,567	10.78	8.57	349,076	10.91
11.72- 13.03	546,890	12.71	7.60	289,282	12.92
13.05- 22.94	227,400	14.41	3.91	192,990	14.45
27.13- 27.13	6,000	27.13	5.87	6,000	27.13

$ 3.69- $27.13	3,126,279	$9.51	6.71	2,119,697	$9.19

There were 467,055 options available for grant at December 31, 2004. There were 1,569,150 and 1,700,475 options exercisable as of December 31, 2003 and 2002, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in June 2004. The Purchase Plan includes the remaining shares available for grant under the 2001 Employee Stock Purchase Plan which were rolled into the Purchase Plan in September 2004. The Purchase Plan authorizes the issuance of up to a total of 357,531 shares of Common Stock to participating employees. As of December 31, 2004, there were 357,531 shares available for grant under the Purchase Plan.

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

9.    RETIREMENT PLANS

Defined Benefit Plan

In 2002, the Company implemented a defined benefit retirement plan (the Plan) for certain executives. Contributions are based on periodic actuarial valuations and are charged to the Consolidated Statement of Income on a systematic basis over the expected average remaining service lives of the executives as prescribed

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87). The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plan are based on years of service and compensation.

The table below reflects the status of the Company’s defined benefit plan as of December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$3,611	$2,093	$—
Service cost	412	366	24
Interest cost	217	178	16
Actuarial loss	745	974	69
Unrecognized net prior service cost	—	—	1,984

Benefit obligation at end of year	$4,985	$3,611	$2,093

Funded Status	$(4,985)	$(3,611)	$(2,093)
Unrecognized net actuarial loss	1,663	1,090	54
Unrecognized net prior service cost	1,795	1,889	1,984

Net liability recognized	$(1,527)	$(632)	$(55)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(3,476)	$(632)	$(55)
Prepaid asset	—	—	—
Other comprehensive loss	154	—	—
Intangible pension asset included in other assets on the balance sheet	1,795	—	—

Net amount recognized	$(1,527)	$—	$—

The components of net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Components of net periodic benefit costs
Service cost	$412	$366	$24
Interest cost	217	178	16
Amortization of unrecognized items	266	33	15

Net periodic benefit costs	$895	$577	$55

Other comprehensive loss attributable to change in additional minimum liability recognition	$94	$—	$—

The projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31, 2004 was $5.0 million and $3.5 million, respectively. The Plan assets are not qualified assets under FAS 87, and as a result, are accounted for outside of the Plan and are recorded in the Company’s balance sheet as long-term investments. The long-term investments are Company-owned life insurance policies, to which the Company intends to contribute annually.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

In 2003, the Company purchased life insurance as the investment vehicle to fund the pension benefits. Because sponsors are not entitled to tax deductions for any contributions to a nonqualified plan, the plan is considered unfunded for purposes of FAS 87, which means the net periodic pension cost for the plan has no components for return on plan assets or deferred asset gains or losses. The Company has purchased life insurance policies to make up for some of the tax disadvantages to sponsors of nonqualified plans. However, the cash surrender value of a key-executive life insurance policy owned by the Company does not represent a plan asset for pension accounting or disclosure purposes. Rather, the Company is accounting for this business-owned life insurance in accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” and separately accounts for the pension cost and liability under FAS 87.

The weighted average assumptions used in the accounting for the Plan are as follows:

	2004	2003	2002
Discount rate	6.00%	6.00%	8.00%
Rate of compensation increase	3.00%	3.00%	—

Expected 2005 Company contributions and estimated future benefit payments are as follows (in thousands):

Expected Company Contributions
2005	$1,517
Expected Benefit Payments
2005	$—
2006	—
2007	—
2008	121
2009	205
2010-2014	$1,183

Defined Contribution Plan

The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. The Company contributes a percentage of each participating employee’s salary deferral contributions. The Company’s matching contributions are invested in various mutual funds and become 25 percent vested at the end of an employee’s second year of service, and vest 25 percent per year of service thereafter until becoming fully vested at the end of five years of service. For the years ended December 31, 2004, 2003 and 2002, the Company’s matching contributions under this plan were $281,000, $233,000 and $228,000, respectively.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

10.    COMMITMENTS AND CONTINGENCIES

Lease obligations and purchase commitments

The Company has purchase obligations and non-cancelable operating lease commitments for office space and equipment, many of which are renewable at its option. Rent expense was approximately $1.9 million in 2004 and $2.1 million in both 2003 and 2002. Future payments due under non-cancelable operating leases are as follows for the years ended December 31, (in thousands):

Operating Leases
2005	$1,744
2006	514
2007	165
2008	49
2009 and beyond	12

Total payments due	$2,484

Purchase commitments totaled $5.1 million as of December 31, 2004. These commitments related principally to obligations to purchase equipment and telecommunications services from various vendors.

Legal

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of its wireless carrier customers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages as well as injunctive relief. If there were a ruling that the Company infringed the Freedom Wireless patents, it could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. The trial began on February 28, 2005. In 2005, Verizon Wireless, who was a defendant in the case, reached a settlement with Freedom and is therefore no longer a defendant in the case. The Company was not part of the settlement discussions and the terms of the settlement are not public. The Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art and other reasons.

The Company expects to incur approximately $1.5 to $1.8 million in legal expenses in the first quarter of 2005 and, on average, $1.0 million per quarter thereafter, until the Freedom Wireless matter is resolved. However, this cost will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurance that costs to defend the Freedom Wireless suit will not exceed the Company’s estimate.

The Company is not presently able to estimate the potential losses, if any, related to the Freedom Wireless lawsuit. Freedom Wireless is seeking damages in excess of $250 million from us and the other remaining co-defendants, who bcgi has agreed to indemnify. If Freedom Wireless prevails in this case and is awarded the amount of damages which they are seeking from bcgi and the other co-defendants, this amount would exceed the Company’s ability to pay.

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

Years Ended December 31, 2004, 2003 and 2002

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

11.    SEGMENT REPORTING AND DISCONTINUED OPERATIONS

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the President and Chief Executive Officer. Historically, the Company’s reportable operating segments consisted of Billing and Transaction Processing Services, Roaming Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2004, 2003 and 2002

solutions allowed wireless carriers to access the Company’s managed services network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, replenishment capabilities and postpaid billing and customer care to their subscribers. The Roaming Services solution provided wireless carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Prepaid Systems solution assembled and marketed prepaid systems to international carriers.

In March 2004, the Company ceased providing its ROAMERplus solution, effectively discontinuing its Roaming Services segment. Pursuant to Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the consolidated financial statements have been reclassified to reflect this discontinued operation. Accordingly, the operating results of the Roaming Services segment have been segregated as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. In addition, 2003 and 2002 amounts have been restated to reflect Roaming Services as discontinued operations. Revenues for the Roaming Services segment were $563,000, $3.4 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During the quarter ended September 30, 2004, the Company began a phased shut down of its Tulsa operation, which housed much of the operations that supported its prepaid systems business and began to integrate the prepaid systems business into its Massachusetts locations. The expenses incurred to close this facility are reflected in the Company’s operating results. As a result, beginning with the fourth quarter of 2004, the Company no longer reported the Prepaid Systems business as a separate segment, as it is not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Boston Communications Group, Inc.:

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index in Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boston Communications Group Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

March 10, 2005

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

2.	Internal control over financial reporting.

The management of Boston Communications Group, Inc. is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Management has designed business processes and internal controls and has also established and is responsible for maintaining a business culture that fosters financial integrity and accurate reporting. To these ends, management maintains a comprehensive system of internal controls intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Our accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of our Board of Directors, including the Board’s Audit Committee. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The standard measures adopted by management in making its evaluation are those in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon its review, evaluation and assessment, management has concluded that our internal control over financial reporting is effective at December 31, 2004 based on these criteria, and that there were no material weaknesses in our internal control over financial reporting as of that date.

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of our internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Boston Communications Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Boston Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Communications Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Boston Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Boston Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Communications Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Boston Communications Group, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

March 10, 2005

3.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The sections entitled “Election of Directors” and “Reports Under Section 16(a) of the Exchange Act” appearing in our proxy statement for the annual meeting of stockholders to be held on June 8, 2005 set forth certain information with respect to our directors and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are, or may be deemed to be, executive officers is set forth under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted the Code of Ethics Revised and Updated as of December 2003, a code of ethics that applies to all of our employees. This code of ethics is publicly available on our website at www.bcgi.net/about/investor/corporate.html. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled “Executive Compensation”, “Employment Agreements with Named Executive Officers” and “Report of the Compensation Committee” appearing in our proxy statement for the 2005 annual meeting of stockholders set forth certain information with respect to the compensation of our management and are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our proxy statement for the 2005 annual meeting of stockholders sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation,” “Employment Agreements with Named Executive Officers” and “Certain Transactions” appearing in our proxy statement for the 2005 annual meeting of stockholders set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the 2005 annual meeting of stockholders sets forth certain information with respect to the fees paid to and services performed by our principal accountants and are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8:

(2) Financial	Statement Schedules

Index to Consolidated Financial Statement Schedules

For the years ended December 31, 2004, 2003 and 2002:

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

Date: March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. Y. SNOWDEN E. Y. Snowden	President, Chief Executive Officer and Director	March 9, 2005

/s/ KAREN A. WALKER Karen A. Walker	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2005

/s/ PAUL J. TOBIN Paul J. Tobin	Chairman of the Board of Directors	March 9, 2005

/s/ BRIAN E. BOYLE Brian E. Boyle	Vice Chairman of the Board of Directors	March 9, 2005

/s/ FREDERICK E. VON MERING Frederick E. von Mering	Director	March 9, 2005

/s/ JAMES A. DWYER James A. Dwyer	Director	March 9, 2005

/s/ PAUL R. GUDONIS Paul R. Gudonis	Director	March 9, 2005

/s/ GERALD SEGEL Gerald Segel	Director	March 9, 2005

/s/ GERALD MCGOWAN Gerald McGowan	Director	March 9, 2005

/s/ DANIEL SOMERS Daniel Somers	Director	March 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Organization of the Company, as amended.[1]

3.3	Amended and Restated By-Laws of the Company.[1]

10.1	+1996 Stock Option Plan.[1]

10.2	Commercial Lease dated January 24, 1996 between the Company and Cummings Properties Management, Inc.[1]

10.3	Commercial Lease dated February 26, 1996 between the Company and Cummings Property Management, Inc. (Amendment No. 1).[2]

10.4	Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden.[3]

10.5	+1998 Stock Incentive Plan.[4]

10.6	+Boston Communications Group, Inc. 2000 Stock Option Plan.[5]

10.7	+Amendment No. 1 to Boston Communications Group, Inc. 2000 Stock Option Plan.[6]

10.9	+Amendment No. 2 to Boston Communications Group, Inc. 2000 Stock Option Plan.[7]

10.10	+Supplemental Executive Retirement Agreement—Founders.[8]

10.11	+Supplemental Executive Retirement Agreement—Non-founders.[8]

10.12	+2004 Stock Incentive Plan.[9]

10.13	+2004 Employee Stock Purchase Plan.[9]

10.14	+Incentive Stock Option Agreement under the 1996, 1998, 2000 and 2004 Stock Plans.

10.15	+Non-Statutory Stock Option Agreement for non-Directors under the 1996, 1998, 2000 and 2004 Stock Plans.

10.16	+Non-Statutory Stock Option Agreement for Directors under the 1996, 1998, 2000 and 2004 Stock Plans.

10.17	+Summary of 2005 Executive Compensation Plan.

10.18	+Summary of 2005 Director Compensation.

14	Code of Ethics Revised and Updated as of December, 2003.[8]

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

[1]	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128)
[2]	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996.
[3]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998.
[4]	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.
[5]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000.
[6]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.
[7]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003.
[8]	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003.
[9]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004.
+	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(c) of this Report.

SCHEDULE II

BOSTON COMMUNICATIONS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO STATEMENT OF INCOME	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivables reserves and allowances for years ended:
December 31, 2004	$878	$244	$648	$474
December 31, 2003	966	1,379	1,467	878
December 31, 2002	$1,169	$1,564	$1,767	$966