Form 10-Q
period 2005-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 2005-05-10
CIK 1012887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-28432

Boston Communications Group, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3026859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Middlesex Turnpike, Bedford, Massachusetts 01730

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 3, 2005, the Company had outstanding 17,639,384 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding:

•	Earnings per share;

•	Revenues;

•	Continued customer concentration and diversification of our revenue base;

•	Legal expenses related to the Freedom Wireless, Inc. (“Freedom Wireless”) lawsuit;

•	Entrance of new competitors in the wireless services market;

•	Engineering, research and development expenditures;

•	Sales and marketing expenses;

•	General and administrative expenses;

•	Capital expenditures;

•	Defined Benefit Plan contributions;

•	Financing of investments and contingent consideration payments with cash and short-term investments; and

•	Expectations regarding new product offerings.

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

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,362	$9,467
Short-term investments	69,981	68,285
Accounts receivable, net of allowance of $442 in 2005 and $474 in 2004	21,405	17,358
Deferred income taxes	454	319
Prepaid expenses and other assets	3,451	2,907

Total current assets	97,653	98,336
Property and equipment:
Building, land and leasehold improvements	14,668	14,576
Telecommunications systems & software	95,277	93,895
Furniture and fixtures	876	789
Systems in development	6,898	3,842

	117,719	113,102
Less allowance for depreciation and amortization	62,948	57,543

	54,771	55,559
Intangible assets, net	2,300	2,450
Goodwill	4,753	4,753
Other assets	7,461	6,913

Total assets	$166,938	$168,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$747	$312
Accrued expenses	8,800	13,386
Deferred revenue	3,713	3,753
Income taxes payable	2,508	1,591

Total current liabilities	15,768	19,042
Non-current liabilities:
Accrued pension liability	3,721	3,476
Deferred income taxes	7,046	7,046

Total non-current liabilities	10,767	10,522
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,639,384 and 17,581,625 shares issued at March 31, 2005 and December 31, 2004, respectively	176	176
Additional paid-in capital	104,442	104,070
Retained earnings	36,063	34,430
Accumulated other comprehensive loss	(278)	(229)

Total shareholders’ equity	140,403	138,447

Total liabilities and shareholders’ equity	$166,938	$168,011

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
NET REVENUES	$26,351	$27,245

EXPENSES:
Cost of revenues*	6,677	6,378
Engineering, research and development	4,757	3,796
Sales and marketing	2,476	1,872
General and administrative	2,529	2,086
General and administrative – legal charges	2,210	1,150
Depreciation and amortization	5,554	5,469

Operating income	2,148	6,494
Interest income	403	312

Income before income taxes	2,551	6,806
Provision for income taxes	918	2,722

Net income from continuing operations	1,633	4,084
Net loss from discontinued operations	—	(11)

Net income	$1,633	$4,073

Basic net income per share:
Continuing operations	$0.09	$0.22
Net income	$0.09	$0.22
Weighted average common shares outstanding	17,602	18,277

Diluted net income per share:
Continuing operations	$0.09	$0.22
Net income	$0.09	$0.22
Weighted average common shares outstanding	17,726	18,720

*	exclusive of depreciation and amortization, which is shown separately below.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income from continuing operations	$1,633	$4,084
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	5,554	5,469
Deferred income taxes	(135)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,047)	(1,058)
Prepaid expenses and other assets	(638)	(592)
Accounts payable, accrued expenses and deferred revenue	(3,600)	(2,058)
Income taxes payable	917	2,235
Other non-current liabilities	245	200

Net cash provided by (used in) operating activities of continuing operations	(71)	8,280
Loss from discontinued operations	—	(11)
Net change in operating assets and liabilities of discontinued operations	—	(2)

Net cash used in operating activities of discontinued operations	—	(13)

Net cash provided by (used in) operations	(71)	8,267

INVESTING ACTIVITIES
Payment of earnout of acquired business	(591)	(424)
Purchases of short-term investments	(17,811)	(16,538)
Sales of short-term investments	16,066	17,005
Increase in other investments	(454)	—
Purchases of property and equipment	(4,616)	(4,371)

Net cash used in investing activities	(7,406)	(4,328)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	18	212
Proceeds from issuance of common stock	354	334

Net cash provided by financing activities	372	546

Increase (decrease) in cash and cash equivalents	(7,105)	4,485
Cash and cash equivalents at beginning of period	9,467	2,960

Cash and cash equivalents at end of period	$2,362	$7,445

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$4	$696

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

The Company earns revenues in various ways through its managed services business:

1)	Real-Time Billing - the Company principally earns revenues by processing prepaid wireless minutes or as a percentage of wireless customer revenue, net of any penalties incurred related to outages on the platform;

2)	Voyager Billing - the Company earns revenues by generating a postpaid subscriber’s monthly bill; and

3)	PayExtend - the Company principally earns revenues by processing transactions on behalf of wireless operators’ subscribers.

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

For multiple element arrangements, the Company determines the fair value of each element based on the specific objective evidence for that element and allocates total revenue from these arrangements to each element based on its fair value. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support and other services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period. Vendor-specific objective evidence of fair value of maintenance and support is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate. Vendor-specific objective evidence of fair value for installation and other services is based upon standard pre-established rates.

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

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company began to expense legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable discovery process, which had made it difficult to continue to reasonably estimate legal costs for the suit. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy, and generally, the Company develops an estimate of probable costs in consultation with the Company’s outside legal counsel who is handling the case. There can be no assurance that the Company’s expenses will not exceed its estimate.

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

Comprehensive Income

Components of comprehensive income include net income and certain transactions that have generally been reported in the condensed consolidated statements of shareholders’ equity.

	Three months ended March 31,
(in thousands)	2005	2004
Net income as reported	$1,633	$4,073
Securities valuation adjustment, net of tax	(49)	(20)

Comprehensive income	$1,584	$4,053

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally cash, cash equivalents, of short and long-term investments and accounts receivable.

The Company maintains cash, cash equivalents, short-term investments and long-term investments primarily with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution, thereby mitigating credit risk.

The Company’s managed services business allows wireless operators throughout the United States to utilize its real-time billing capabilities, enabling such operators to offer prepaid wireless calling to their subscribers, offer various ways to replenish their accounts, to purchase digital content and to provide their subscribers with a monthly postpaid wireless bill. In addition, the Company sells licensed systems internationally, principally in North and South America and Africa. The Company generally does not require collateral from its customers, although upfront payments for a portion of the total sale are typically required prior to shipment.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Systems in development primarily represent internally capitalized labor and purchased hardware and software to be used in the Company’s managed services and licensed products business that are not yet placed into service and will be depreciated and amortized when placed in service over 3 to 5 years.

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

The Company accounts for goodwill in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company evaluates goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment by comparing the carrying amount of goodwill to the estimated future undiscounted cash flows of the lowest level of related assets. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value based on a discounted cash flow analysis taking into consideration the time value of money and investment risk factors.

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

During the first quarter of 2005, the Company accelerated the vesting of certain unvested stock options. These stock options were awarded to employees, officers and directors under the Company’s 2000 Stock Option Plan and 2004 Stock Incentive Option Plan and had exercise prices that were greater than $7.75 per share. Options to purchase 866,331 shares of bcgi Common Stock became exercisable immediately as a result of the vesting acceleration. The aggregate number of options to purchase shares of bcgi Common Stock held by directors and executive officers that were accelerated pursuant to this acceleration is 310,496. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized an additional $1.8 million of stock-based compensation for all options whose vesting was accelerated. The Company took this action because it will limit the negative impact on the Company’s results from operations beginning in 2006 when FAS 123(R) takes effect for the Company.

Because of the acceleration of vesting described above, the fact that most options vest over several years and additional option grants are expected to be made subsequent to March 31, 2005, the results of applying the fair value method may have a materially different effect on pro forma net income in future years.

Had compensation expense for the Company’s Stock Plans been determined consistent with FAS No. 123, the pro forma net income and net income per share would have been as follows for the three months ended March 31, (in thousands, except per-share information):

	2005	2004
Net income as reported	$1,633	$4,073
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(2,395)	(759)

Pro forma net income (loss)	$(762)	$3,314

Basic net income (loss) per share:
As reported	$0.09	$0.22
Pro forma	$(0.04)	$0.18
Diluted net income (loss) per share:
As reported	$0.09	$0.22
Pro forma	$(0.04)	$0.18

Basic and Diluted Net Income Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which are stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. Accordingly, for the three months ended March 31, 2005 and 2004 options to purchase 2,009,000 and 1,055,000 shares, respectively, of Common Stock have been excluded from the computation.

The following table sets forth a reconciliation of basic and diluted shares for the three months ended March 31 (unaudited and in thousands except for shares):

	2005	2004
Denominator:
Denominator for basic net income per share	17,602	18,277
Effect of dilutive employee stock options	124	443

Denominator for diluted net income per share	17,726	18,720

Recent Accounting Pronouncements

On December 16, 2004, and as amended on April 14, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Under Statement No. 123(R), the Securities and Exchange Commission allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We expect to adopt Statement No. 123(R) on January 1, 2006.

As permitted by Statement No.123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

3.	Other Assets

In 2004 and 2005, the Company exchanged cash totaling $1,500,000 and received secured convertible promissory notes (the “Notes”) for the same amount from an early stage entity with whom the Company has a commercial relationship.

The Notes accrue interest at a rate of 15% per annum until April, 2005 and subsequently accrue interest at a rate of 12% per annum. Because of the early-stage nature of the entity, interest income from the notes is being accounted for as interest payments are received. The Notes, together with accrued interest, are due on July 23, 2007 and are secured by the entity’s assets, properties and rights.

The Notes are convertible at any time into the borrower’s common stock or preferred stock, as defined in the agreement.

4.	Contingencies

Legal

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of its wireless carrier customers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages as well as injunctive relief. If there is a ruling that the Company infringed the Freedom Wireless patents, it could significantly restrict the Company’s ability to conduct business. In addition, the Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. The trial began on February 28, 2005 and is expected to be completed in mid-May 2005. In 2005, Verizon Wireless, which was a defendant in the case, reached a settlement with Freedom Wireless and is therefore no longer a defendant in the case. The Company was not part of the settlement discussions and the terms of the settlement are not public. The Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art and other reasons.

The Company is not presently able to estimate the potential losses, if any, related to the Freedom Wireless lawsuit. Freedom Wireless is seeking damages in excess of $250 million from the Company and the other remaining co-defendants, whom bcgi has agreed to indemnify. If Freedom Wireless prevails in this case and is awarded the amount of damages which they are seeking from bcgi and the other co-defendants, this amount would exceed the Company’s ability to pay.

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

5.	Segment Reporting and Discontinued Operations

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the President and Chief Executive Officer. Historically, the Company’s reportable operating segments consisted of Billing and Transaction Processing Services, Roaming Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services solutions allowed wireless carriers to access the Company’s managed services network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, replenishment capabilities and postpaid billing and customer care to their subscribers. The Roaming Services solution provided wireless carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Prepaid Systems solution assembled and marketed prepaid systems to international carriers and is no longer reported as a separate segment, as it is deemed to be not material, representing less than 10% of consolidated revenues and operations for all periods presented.

In March 2004, the Company ceased providing its ROAMERplus solution, effectively discontinuing its Roaming Services segment. Pursuant to Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the consolidated financial statements reflect this as a discontinued operation. Revenues for the Roaming Services segment were $563,000 for the three months ended March 31, 2004.

6.	Retirement Plans

The Company offers a defined benefit retirement plan (the “Plan”) for certain executives. Contributions are based on periodic actuarial valuations and are charged to the Condensed Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of the executives as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87). The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plan are based on years of service and compensation.

The components of net periodic benefit costs for the three months ended March 31, 2005 and 2004 are as follows (unaudited and in thousands):

	2005	2004
Components of net periodic benefit costs
Service cost	$128	$103
Interest cost	72	54
Amortization of unrecognized net prior service cost	45	43

Net periodic benefit costs	$245	$200

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop products and services that enable wireless operators to fully realize the potential of their networks. Our access management, billing, payment and network solutions help operators rapidly deploy and manage innovative voice and data services for subscribers. Available as licensed products and fully managed services, our solutions power wireless operators and enable mobile virtual network operators (“MVNO’s”) with market-leading implementations of prepaid wireless, postpaid billing, wireless account funding and m-commerce. We provide our fully managed services and licensed products domestically to U.S. wireless operators. Internationally, we offer our products to wireless operators on a licensed basis. We sell our products and services to our wireless operator customers through our direct sales force in the United States and through both direct and indirect channels internationally.

We generate revenues from our Real-Time Billing product as a managed service principally by processing prepaid wireless minutes or as a percentage of wireless customer revenue, net of any penalties incurred related to outages on the platform. Real-Time Billing services revenues are recorded net of outage penalties that we may incur based on contracted service level agreements with the wireless operators. We also generate revenues from other transactions processed, including Push to Talk, Short Message Service (SMS) and other data services. Additionally, whether deployed on a managed service basis or licensed basis, we generate revenues from software licensing, implementations and special development services. These revenues are typically recognized over the term of the contract for managed services customers and at the time of shipment for licensed sales. Our Voyager Billing revenues are earned by generating a subscriber’s monthly bill.

While there were no bcgi Access Management revenues in the first quarter of 2005, we expect that we will generate revenues from this product by charging wireless operators as a percentage of their revenues or on a per subscriber or account basis. For bcgi Payment, we typically generate revenues by charging wireless operators a transaction fee for the services performed and paying the financial partners a fee for enabling the transaction. bcgi Network is expected to generate revenues on a managed services basis by charging wireless operators a fee for each subscriber or transaction processed or as a percentage of revenue.

Our net revenues decreased 3% to $26.4 million in the first quarter of 2005 compared to $27.2 million in the first quarter of 2004. Our operating income of $1.6 million in the first quarter of 2005 is a decrease of 61% over $4.1 million in the first quarter of 2004.

In 2004, Verizon Wireless began to use its own internal prepaid billing platform, and began adding new subscribers and converting existing subscribers from our Real-Time Billing platform to its platform. Conversions have been ongoing and are expected to continue through the fourth quarter of 2005. Additionally, while our Cingular Wireless contract expires in the first half of 2006, Cingular Wireless has substantially reduced its sales efforts for its TDMA prepaid offering, which is the only prepaid offering that bcgi supports for Cingular Wireless. Thus, we anticipate that we will continue to have fewer gross additions from Cingular Wireless and that all of its current subscribers will stop being hosted on our Real-Time Billing platform over time.

We anticipate that earnings per share for the second quarter of 2005 will approximate $0.03 to $0.06, including approximately $2.2 to $2.9 million of legal costs, primarily associated with the Freedom Wireless lawsuit. We have not provided guidance for the remainder of 2005 since we cannot anticipate the rate and timing of Verizon Wireless’ and Cingular Wireless’ subscribers departure from our Real-Time Billing platform and therefore, the corresponding rate of revenue decline. In addition, Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. We plan to continue to focus on our customer and product diversification strategy that includes investment in all of our new and existing products that we are marketing on a global basis. Based on these factors and other trends, we are estimating that revenues will range from $24.0 to $26.0 million for the second quarter of 2005.

Revenues

Our net revenues, which are generated primarily from Real-Time Billing, decreased 3% to $26.4 million in the first quarter of 2005 compared to $27.2 million in the first quarter of 2004. The decrease in revenues was due primarily to our prepaid subscriber base decreasing by 270,000, bringing our subscribers to 3.79 million at March 31, 2005. The decrease in our prepaid subscriber base is due primarily to subscriber losses from Verizon Wireless and Cingular Wireless exceeding Nextel Communications and other customer additions. In future quarters, our prepaid subscribers are expected to decrease as a result of the Verizon Wireless conversions and the reduced sales efforts of Cingular Wireless. In addition, the Real-Time Billing average billed rate per minute declined by approximately 16% for the quarter ended March 31, 2005 compared to the same quarter in the previous year. The decline in the average billed rate per minute is due primarily to lower contractual rates for customers who signed contracts more recently making up a larger percentage of Real-Time Billing revenue. Off setting these decreases was a 3% increase in total average billed minutes of use per subscriber per month to 120 minutes for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase in total average billed minutes of use per subscriber per month is due primarily to our customers with higher average billed minutes per subscriber per month making up a larger percentage of Real-Time Billing revenue. Nextel Communications, Verizon Wireless and Cingular Wireless accounted for 29%, 27% and 20% of total revenues, respectively, in the first quarter of 2005.

Cost of revenues

Cost of revenues primarily include the salaries and benefits of personnel who support our managed services network and our licensed product offerings along with costs for maintenance, telecommunications, travel, facilities and other support costs. Cost of revenues increased to 25% of revenues in the first quarter of 2005 from 23% in the first quarter of 2004. The increase in cost of revenues resulted primarily from additional personnel and wages to support our investments in professional services and global licensing.

Operating Data

(unaudited and in thousands)

	Three months ended March 31,
	2005		2004
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$26,351	100%	$27,245	100%
Engineering, research and development	4,757	18%	3,796	14%
Sales and marketing	2,476	9%	1,872	7%
General and administrative	2,529	10%	2,086	8%
General and administrative – legal	2,210	8%	1,150	4%
Depreciation and amortization	5,554	21%	5,469	20%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new services. The increase in engineering, research and development expenses in the first quarter of 2005 compared to the same quarter of 2004 primarily resulted from additional personnel, wages and related costs of approximately $819,000 principally to support the development of bcgi Access Management and bcgi Payment, along with the enhancement of the features and functionality of our existing and other new products. Engineering, research and development expenses in absolute dollars are expected to remain consistent in the second quarter of 2005 compared with $4.8 million in the first quarter of 2005.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. The increase in sales and marketing expenses in the first quarter of 2005 compared to the same quarter in the previous year was due primarily to $460,000 in additional expense related to major industry tradeshows we exhibited at in the first quarter of 2005. Sales and marketing expenses in absolute dollars are expected to increase slightly in the second quarter of 2005 as we continue to strengthen our international presence and add resources to augment our international sales team.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide our administrative support. The increase in general and administrative expenses in the first quarter of 2005 compared to the same quarter of 2004 was principally due to additional wages of approximately $314,000 to support our diversification strategy. General and administrative expenses in absolute dollars are expected to remain consistent in the second quarter of 2005 compared with $2.5 million in the first quarter of 2005.

General and administrative expenses – legal charges

General and administrative legal expenses primarily represent legal expenses to defend the patent infringement suit initiated by Freedom Wireless. The increase in expense in the first quarter of 2005 compared to the same quarter of 2004 was due to higher costs associated with the commencement of the trial on February 28, 2005. With additional expected trial days in the second quarter of 2005, we expect to incur legal expenses of approximately $2.2 to $2.9 million. This cost is expected to be substantially less per quarter than historical amounts beginning in the third quarter of 2005, during the anticipated appeals process by either party following the completion of the trial. There can be no assurance that costs to defend the Freedom Wireless suit will not exceed our estimate. If Freedom Wireless prevails in this case, the amount of damages could be substantial and our business, financial condition and results of operations would be materially adversely affected.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years.

Interest income

Interest income increased to $403,000 in 2005 compared to $312,000 in 2004. Interest income was earned primarily from investments, which were purchased using the cash generated from operations, from the sale of our teleservices business in 2000 and from the proceeds from our public offerings. Although our combined cash and investment positions decreased as of March 31, 2005, higher average interest rates during the periods resulted in increased levels of interest income compared to the previous year.

Provision for income taxes

The effective income tax rate for the three months ended March 31, 2005 was 36% compared to 40% for the three months ended March 31, 2004. The income tax rate was 36% in 2005 primarily due to predominantly consistent anticipated tax benefits, including tax credits and tax-exempt interest, on a lower level of income.

Discontinued Operations

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. This business generated a net loss of $11,000 for the three months ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, cash, cash equivalents and short-term investments decreased 7% to $72.3 million compared to $77.8 million at December 31, 2004, primarily due to the timing of accounts receivable payments. The net cash used by operations of $71,000 in the first quarter of 2005 resulted from $1.6 million in net income, along with adjustments for depreciation and amortization of $5.6 million, increased receivables of $4.0 million caused by an increase in our days sales outstanding from 63 at as of December 31, 2004 to 73 at March 31, 2004 as a large payment was received in early April and a decrease in accounts payable and accrued expense of $2.6 million as a result of paying down year-end accruals.

Our investing activities utilized $7.4 million of net cash for the three months ended March 31, 2005. We spent approximately $4.6 million for the purchase of telecommunication equipment and software to enhance our managed services platform as well as further develop our licensed products. Internally capitalized costs totaled $603,000 for the three months ended March 31, 2005 compared to $780,000 for the three months ended March 31, 2004. In addition, we purchased $1.7 million in short-term investments, net of sales. We expect to continue our investment in new and existing products which should result in our capital expenditures to be approximately $5.0 to $6.0 million for the second quarter of 2005. We expect to contribute approximately $1.5 million to fund our defined benefit plan in the second quarter of 2005, and we intend to continue to make such contributions once each year for the foreseeable future. We intend to pay such amounts from our cash, cash equivalants and short-term investments.

Our financing activities provided cash of $372,000 for the three months ended March 31, 2005 primarily from proceeds from the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

Subject to the outcome of the Freedom Wireless lawsuit, we believe that our cash, cash equivalents and short-term investments will be sufficient to finance our operations for at least the next twelve months and for the foreseeable future thereafter.

We have non-cancelable operating lease commitments for office space and equipment, many of which are renewable at our option as well as various other commitments for equipment and telecommunications services under which we are contractually obligated beyond the current period. The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

		Payment due by period
	Total	within 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating leases	$1,917	$1,572	$302	$43	$—
Purchase commitments	3,727	2,206	1,424	97	—

Total	$5,644	$3,778	$1,726	$140	$—

Off-Balance Sheet Arrangements

During the first quarter of 2005, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	Material trading activities in non-exchange traded commodity contracts, or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

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

Revenue Recognition and Allowance for Bad Debts

Our revenue recognition policy is critical because revenue is a key component affecting our operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses, although historically expenses that are contingent on revenue recognition are not material. We follow very specific and detailed guidelines in recognizing revenue; however, certain judgments relating to the elements required for revenue recognition affect the application of our revenue policy. Revenue results are difficult to predict and any shortfall in revenue, changes in judgments concerning recognition of revenue, changes in uncollectible or bad debt estimates, changes in mix, amount of international sales or delays in recognizing revenue, could cause operating results to vary significantly from quarter to quarter.

We recognize our revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and application of Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We earn revenues in various ways, depending on the type of transaction. For our managed services business, we earn revenues in the following ways:

•	For Real-Time Billing, we earn revenues principally by processing prepaid wireless minutes or as a percentage of wireless customer revenue, net of any penalties incurred related to outages on our platform.

•	For Voyager Billing, we earn revenues by generating a postpaid subscriber’s monthly bill.

•	For PayExtend, we earn revenues by processing transactions on behalf of wireless operators’ subscribers.

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

For our licensed systems business, we typically recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. Installation revenue is deferred until the installation is complete. Revenues from maintenance and support and other services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period or when the services are performed. Vendor-specific objective evidence of fair value for maintenance and support is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate. Vendor-specific objective evidence of fair value for installation and other services is based upon standard pre-established rates.

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

Internally capitalized costs totaled $603,000 for the three months ended March 31, 2005 and $780,000 for the three months ended March 31, 2004. Amortization of capitalized software development costs begins when the solution is made available for general release and amortization of internal use costs begins when the related asset is first placed into service. These costs are amortized on a straight-line basis over a three-year period.

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

For impairment tests of goodwill, we utilize the enterprise-wide approach, which is based on the aggregate market value of our common stock, to determine the fair value of our reporting segments and compare that to our consolidated net book value to determine if an impairment loss may exist.

In October 2002, we acquired the assets and certain liabilities of Infotech Solutions Corporation (“ISC”) and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1.0 million related to billing software solutions for the wireless marketplace as well as customer contracts of $200,000. We may be required to pay additional contingent cash consideration based on ISC attaining certain defined annual revenue targets in 2005, which will be accounted for as additional goodwill.

In November 2004, we acquired the assets of Airada Networks, Inc. and Airada Networks Private Limited (“Airada”) and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1.7 million related to a payment management software solution for the wireless marketplace as well as customer contracts of $100,000. We may be required to pay additional contingent cash consideration based on Airada attaining certain defined annual revenue and operational targets through 2007, most of which will be accounted for as additional goodwill.

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

New Accounting Pronouncements

On December 16, 2004 and as amended on April 14, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Under Statement No. 123(R), the Securities and Exchange Commission allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We expect to adopt Statement No. 123(R) on January 1, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Certain Factors That May Affect Future Results

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

The trial began on February 28, 2005 and is expected to be completed in mid-May 2005. We cannot yet assess our potential liability, if any. Any adverse outcome, including the following, would have a material adverse effect on our business, financial condition and results of operations:

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

Regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $19.0 million in legal costs as of March 31, 2005 to defend this lawsuit, and expect to incur approximately $2.2 to $2.9 million in legal expenses in the second quarter of 2005. This cost is expected to substantially less per quarter than historical amounts beginning in the third quarter of 2005, during the anticipated appeals process by either party following the completion of the trial. There can be no assurance that costs to defend the Freedom Wireless suit will not exceed our estimate.

Verizon Wireless and Cingular Wireless, two of our largest customers using our Real-Time Billing managed services, are currently also utilizing in-house and/or our competitors’ prepaid solutions, which will result in the continued loss of existing subscribers and fewer subscriber additions to our platform.

Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. Verizon Wireless began converting subscribers from our platform to its internal platform in the fourth quarter 2004. Conversions have been ongoing and are expected to continue through the fourth quarter 2005. In addition, because Cingular Wireless has substantially reduced marketing efforts for our Real-Time Billing offering and began offering prepaid service on their GSM network through one of our competitors, we expect that subscribers from Cingular Wireless’ TDMA prepaid service that we currently support will churn off of our platform over time. Thus, revenues from Verizon and Cingular will substantially decrease, resulting in a reduction of overall revenue from our Real-Time Billing business from these two customers.

The loss or significant reduction of business from one of our major customers, including Nextel Communications, Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. The following table summarizes the percentage of our total revenue received from Nextel Communications, Verizon Wireless and Cingular Wireless for the three months ended March 31, 2005:

Nextel Communications	29%
Verizon Wireless	27%
Cingular Wireless	20%

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

Nextel became our largest customer in the first quarter of 2005. We can provide no assurance that Nextel will continue to use our services beyond the term of their contract with us. If we were to lose Nextel as a customer and not replace the revenue, our business would be materially and adversely impacted. Additionally, there are a limited number of customers available in the U.S. marketplace and if we are unable to add new customers, our business would be materially and adversely impacted.

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

Our future operating results are difficult to predict and may materially fluctuate which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Additionally, we anticipate the change in our business model will result in more revenues from licensed sales, which tend to be less predictable. Our quarterly operating results may vary significantly depending on a number of factors, including:

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

If we do not continue to develop and offer more desirable functionality and features in our solutions at competitive prices, including bcgi Billing, bcgi Access Management, bcgi Payment, bcgi Network and the new solutions currently in our pipeline, we will not be able to compete effectively and our business will be materially and adversely affected.

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

We rely on complex information technology systems and networks to operate our business. If any significant system or network disruption occurs, we will be subject to financial penalties that could adversely affect our business and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, natural disasters, fire, power loss, terrorism, war, telecommunication failure or similar events. We have implemented various measures to guard against these risks, however, each quarter we have experienced network outages, some of which have resulted in significant reductions in revenue due to penalty clauses contained in certain of our wireless customer contracts. Our Bedford and Woburn, Massachusetts facilities are redundant and each facility is able to provide all significant processing functions of our network. We still may not be protected from a natural disaster within the greater Boston, Massachusetts area. There may also be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. However, there can be no assurance that a system or network failure or significant disruption will not have a material adverse impact on our business and our operating results. In addition, in the event of such a disruption or failure, we may incur significant costs to remedy the damages caused by such a situation.

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

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our wireless carrier customers. The suit is being tried in the United States District Court in Massachusetts and alleges that the defendants infringe two patents held by Freedom Wireless, Inc. and seeks damages as well as injunctive relief. If there were a ruling that we infringed the Freedom Wireless patents, it could significantly restrict our ability to conduct business. In addition, we have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. The trial began on February 28, 2005 and is expected to be completed in mid May 2005. In 2005, Verizon Wireless, who was a defendant in the case, reached a settlement with Freedom Wireless and is therefore no longer a defendant in the case. We were not part of the settlement discussions and the terms of the settlement are not public. We do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons.

We are not presently able to estimate the potential losses, if any, related to the Freedom Wireless lawsuit. Freedom Wireless is seeking damages in excess of $250 million from us and the other remaining co-defendants, whom bcgi has agreed to indemnify. If Freedom Wireless prevails in this case and is awarded the amount of damages which they are seeking from us and the other co-defendants, this amount would exceed our ability to pay.

We account for costs related to this case as incurred due to the lengthy and unpredictable proceedings which make it difficult to reasonably estimate legal costs. The total costs to defend the case through March 31, 2005 were $19.0 million. We expect to incur approximately $2.2 to $2.9 million in legal expenses in the second quarter of 2005. This cost is expected to be substantially less per quarter than historical amounts beginning in the third quarter of 2005, during the anticipated appeals process by either party following the completion of the trial. There can be no assurance that costs to defend the Freedom Wireless suit will not exceed our estimate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In June 2004, our board of directors approved the repurchase by us of up to an aggregate of 2,000,000 shares of our common stock pursuant to the repurchase program. The program will expire at the earliest occurrence of any of the following events:

a.	The repurchase of all shares that are authorized to be repurchased under the program;

b.	Termination of the repurchase program by our board of directors; and

c.	June 10, 2005.

No shares were repurchased under the repurchase program during the quarter ended March 31, 2005.

Item 5. Other information

(b) None

Item 6. Exhibits

Exhibits

10.1	Amendment #1 dated May 3, 2005 to Employment Agreement with E. Y. Snowden, dated February 10, 1998

10.2	Change of Control Agreement with Karen A. Walker, dated May 3, 2005

10.3	Change of Control Agreement with William Wessman, dated May 3, 2005

10.4	Change of Control Agreement with Paul Tobin, dated May 3, 2005

10.5	Change of Control with Fritz von Mering, dated May 3, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005

Boston Communications Group, Inc.
(Registrant)

By:	/s/ Karen A. Walker
Karen A. Walker
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)