Form 10-Q
period 2005-06-30
BOSTON COMMUNICATIONS GROUP INC
filed 2005-08-09
CIK 1012887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-28432

Boston Communications Group, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3026859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Middlesex Turnpike, Bedford, Massachusetts 01730

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (781) 904-5000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 5, 2005, the Company had outstanding 17,644,344 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding:

•	Earnings per share;

•	Revenues;

•	Continued customer concentration and diversification of revenue;

•	Legal expenses related to the Freedom Wireless, Inc. (“Freedom Wireless”) lawsuit;

•	Accrued estimated loss from the Freedom Wireless lawsuit;

•	Expectations regarding future settlements or judgments;

•	Entrance of new competitors in the wireless services market;

•	Engineering, research and development expenditures;

•	Sales and marketing expenses;

•	General and administrative expenses;

•	Interest income;

•	Capital expenditures;

•	Defined benefit plan contributions;

•	Financing of investments with cash and short-term investments;

•	Expectations regarding new product offerings and global expansion; and

•	Expectation that the acquisition of PureSight, Inc. and PureSight LTD will be dilutive in the near-term.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,883	$9,467
Short-term investments	60,208	68,285
Accounts receivable, net of allowance of $650 in 2005 and $474 in 2004	22,229	17,358
Tax refund receivable	966	—
Deferred income taxes	120	319
Prepaid expenses and other assets	3,370	2,907

Total current assets	88,776	98,336
Property and equipment:
Building, land and leasehold improvements	14,231	14,576
Telecommunications systems & software	99,202	94,900
Furniture and fixtures	918	789
Systems in development	8,132	2,837

	122,483	113,102
Less allowance for depreciation and amortization	67,974	57,543

	54,509	55,559
Intangible assets, net	4,578	2,450
Goodwill	9,164	4,753
Other assets	9,171	6,913

Total assets	$166,198	$168,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,725	$312
Accrued expenses	8,528	13,386
Accrued estimated loss from litigation	24,000	—
Deferred revenue	3,391	3,753
Income taxes payable	—	1,591

Total current liabilities	37,644	19,042
Non-current liabilities:
Accrued pension liability	3,965	3,476
Deferred income taxes	1,948	7,046

Total non-current liabilities	5,913	10,522
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,642,886 and 17,581,625 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	176	176
Additional paid-in capital	104,445	104,070
Retained earnings	18,201	34,430
Accumulated other comprehensive loss	(181)	(229)

Total shareholders’ equity	122,641	138,447

Total liabilities and shareholders’ equity	$166,198	$168,011

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
NET REVENUES	$25,615	$27,650	$51,967	$54,895

EXPENSES:
Cost of revenues*	6,793	6,459	13,470	12,837
Engineering, research and development	4,306	3,497	9,061	7,293
Sales and marketing	2,313	1,667	4,789	3,539
General and administrative	2,621	2,125	5,150	4,211
General and administrative – legal charges	4,319	450	6,529	1,600
Estimated loss from litigation	24,000	—	24,000	—
Depreciation and amortization	5,204	5,490	10,758	10,959

Operating income (loss)	(23,941)	7,962	(21,790)	14,456
Interest income	408	251	808	563

Income (loss) before income taxes	(23,533)	8,213	(20,982)	15,019
Provision/(benefit) for income taxes	(5,671)	3,211	(4,753)	5,933

Net income (loss) from continuing operations	(17,862)	5,002	(16,229)	9,086
Net loss from discontinued operations	—	—	—	(11)

Net income (loss)	$(17,862)	$5,002	$(16,229)	$9,075

Basic net income (loss) per share:
Continuing operations	$(1.01)	$0.27	$(0.92)	$0.50
Net income (loss)	$(1.01)	$0.27	$(0.92)	$0.50
Weighted average common shares outstanding	17,641	18,295	17,622	18,286

Diluted net income (loss) per share:
Continuing operations	$(1.01)	$0.27	$(0.92)	$0.49
Net income (loss)	$(1.01)	$0.27	$(0.92)	$0.48
Weighted average common shares outstanding	17,641	18,735	17,622	18,728

*	exclusive of depreciation and amortization, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(16,229)	$9,086
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization	10,758	10,959
Deferred income taxes	(4,899)	108
Accrued estimated loss from litigation	24,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,663)	(5,373)
Tax refund receivable	(966)	—
Prepaid expenses and other assets	(739)	(772)
Accounts payable, accrued expenses and deferred revenue	(3,534)	(347)
Income taxes payable	(1,754)	1,181
Other non-current liabilities	489	461

Net cash provided by operating activities of continuing operations	2,463	15,303
Loss from discontinued operations	—	(11)
Net change in operating assets and liabilities of discontinued operations	—	(260)

Net cash used in operating activities of discontinued operations	—	(271)

Net cash provided by operations	2,463	15,032

INVESTING ACTIVITIES
Acquisition of business	(6,651)	—
Payment of earnout of acquired business	(591)	(410)
Purchases of short-term investments	(33,523)	(31,043)
Sales of short-term investments	41,648	31,995
Purchase of long-term investments	(1,955)	(1,517)
Purchases of property and equipment	(9,350)	(10,039)

Net cash used in investing activities	(10,422)	(11,014)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	21	375
Proceeds from issuance of common stock	354	335
Repurchase of common stock	—	(4,935)

Net cash provided by (used in) financing activities	375	(4,225)

Decrease in cash and cash equivalents	(7,584)	(207)
Cash and cash equivalents at beginning of period	9,467	2,960

Cash and cash equivalents at end of period	$1,883	$2,753

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,789	$4,961

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period.

On May 20, 2005, the jury in the Freedom Wireless patent infringement lawsuit issued a verdict of $128 million against the Company and the other co-defendants, including Cingular Wireless LLC, for past damages through December 31, 2004, an amount which exceeds the Company’s ability to pay. Based on management’s assessment of the potential outcomes of the case and in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), the Company has accrued an estimated loss of $24 million with respect to the Freedom Wireless verdict, excluding additional legal charges which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and Form 8-K filed on June 24, 2005.

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

For the Company’s licensed systems sales, the Company typically recognizes revenues from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred. In addition, certain software is licensed to distributors, who pay licensing fees to the Company as they sell the software to their customers and the revenue is recognized in the month it is earned.

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

In connection with the Freedom Wireless verdict discussed in Note 4 to the Condensed Consolidated Financial Statements, on July 27, 2005, the Company entered into a Funding of Security for Appeal Agreement with Cingular Wireless whereby the Company has agreed to place $41 million in escrow as security for any potential liability associated with the litigation. This agreement is subject to mutual acceptance of an escrow agent and related escrow terms.

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

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company expenses legal costs related to the Freedom Wireless lawsuits as incurred due to the lengthy and unpredictable nature of this litigation, which has made it difficult to continue to reasonably estimate legal costs for the litigation. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy, and generally, the Company develops an estimate of probable costs in consultation with the Company’s outside legal counsel who is handling the case. There can be no assurance that the Company’s expenses will not exceed its estimate.

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

The income tax benefit for the six months ended June 30, 2005 was $4.8 million, compared to an income tax provision of $5.9 million (39.5% effective tax rate) for the six months ended June 30, 2004. The benefit recorded in the current year reflects the Company’s assessment of its ability to realize the tax benefit from the ultimate loss, if any, from the Freedom Wireless litigation.

Comprehensive Income (Loss)

Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the condensed consolidated statements of shareholders’ equity.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(17,862)	$5,002	$(16,229)	$9,075
Securities valuation adjustment, net of tax	98	(206)	49	(226)
Foreign currency translation, net of tax	(1)	—	(1)	—

Comprehensive income (loss)	$(17,765)	$4,796	$(16,181)	$8,849

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short and long-term investments and accounts receivable.

The Company maintains cash, cash equivalents, short-term investments and long-term investments primarily with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution, thereby mitigating credit risk.

The Company’s managed services business allows wireless operators throughout the United States to utilize its real-time billing capabilities, enabling such operators to offer prepaid wireless calling to their subscribers, offer various ways to replenish their accounts and to purchase digital content. Wireless operators also utilize the Company’s managed services business to provide their subscribers with a monthly postpaid wireless bill. In addition, the Company sells licensed systems internationally, most recently in North and South America and Africa, however the Company is in the process of expanding its sales territories through Europe, Latin America and Asia, among other areas. The Company generally does not require collateral from its customers, although upfront payments for a portion of the total sale are typically required prior to shipment. In addition, certain software is licensed to distributors, who pay licensing fees to the Company as they sell the software to their customers.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Systems in development primarily represent internally capitalized labor and purchased hardware and software to be used in the Company’s managed services and licensed products business that are not yet placed into service and will be depreciated and amortized when placed in service, typically over three to five years.

Research and Development and Software Development Costs

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

The Company accounts for goodwill in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company evaluates goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

As a result of the Freedom Wireless lawsuit verdict discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company performed an asset impairment test for its long-lived assets and goodwill in the quarter ended June 30, 2005 and concluded that no impairment existed.

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

Since the Company accelerated vesting as described above for the first quarter of 2005, the expense for the six months ended June 30, 2005 is substantially higher than normal levels, and the expense for the three months ended June 30, 2005 is somewhat lower than typical levels. As a result, the results of applying the fair value method may have a materially different effect on pro forma net income (loss) in future years than the amounts shown below.

Had compensation expense for the Company’s Stock Plans been determined consistent with FAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per-share information):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(17,862)	$5,002	$(16,229)	$9,075
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	225 (759)	566 (759)	2,620	1,189

Pro forma net income (loss)	$(18,087)	$4,436	$(18,849)	$7,886

Basic net income (loss) per share:
As reported	$(1.01)	$0.27	$(0.92)	$0.50
Pro forma	$(1.03)	$0.24	$(1.07)	$0.43
Diluted net income (loss) per share:
As reported	$(1.01)	$0.27	$(0.92)	$0.48
Pro forma	$(1.03)	$0.24	$(1.07)	$0.42

Basic and Diluted Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which are stock options. For purposes of computing diluted earnings (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. In addition, during loss periods, no stock options are included as their effect would be anti-dilutive. Accordingly, for the three months ended June 30, 2005 and 2004, options to purchase 3,397,000 and 1,048,000 shares, respectively, of Common Stock have been excluded from the computation. In addition, for the six months ended June 30, 2005 and 2004, options to purchase 3,397,000 and 1,048,000 shares, respectively, of Common Stock have been excluded from the computation.

The following table sets forth a reconciliation of basic and diluted shares for the three and six months ended June 30 (unaudited and in thousands except for shares):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Denominator:
Denominator for basic net income (loss) per share	17,641	18,295	17,622	18,286
Effect of dilutive employee stock options	—	440	—	442

Denominator for diluted net income (loss) per share	17,641	18,735	17,622	18,728

Recent Accounting Pronouncements

On December 16, 2004, and as amended on April 14, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will no longer be an alternative.

Under Statement No. 123(R), the Securities and Exchange Commission allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company expects to adopt Statement No. 123(R) on January 1, 2006.

As permitted by Statement No.123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 2 to the Company’s Condensed Consolidated Financial Statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

3.	Other Assets

In 2004 and 2005, the Company exchanged cash totaling $1,500,000 and received secured convertible promissory notes (the “Notes”) for the same amount from an early stage entity with whom the Company has a commercial relationship.

The Notes accrued interest at a rate of 15% per annum until April, 2005 and subsequently accrue interest at a rate of 12% per annum. Because of the early-stage nature of the entity, interest income from the notes is being accounted for as interest payments are received. The Notes, together with accrued interest, are due on July 23, 2007 and are secured by the entity’s assets, properties and rights.

The Notes are convertible at any time into the borrower’s common stock or preferred stock, as defined in the agreement.

4.	Contingencies

Legal

Freedom Wireless Patent Infringement Lawsuit

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of its current or former carrier customers (Verizon Wireless, Cingular Wireless LLC, AT&T Wireless Services, CMT Partners and Western Wireless Corp.). The suit was tried in the United States District Court in Massachusetts and alleged that the defendants infringe two patents held by Freedom Wireless, Inc. and sought damages as well as injunctive relief. On May 20, 2005, a jury determined that bcgi and certain of the other defendants infringed or are infringing the two Freedom Wireless patents. The jury damages award was in the total amount of $128 million for past damages through December 31, 2004, an amount which exceeds the Company’s ability to pay. Of this amount, bcgi and Cingular (which includes AT&T Wireless Services and CMT Partners) are jointly and severally liable for $127.8 million and bcgi and Western Wireless for $200,000. Interest and damages for infringement by bcgi and Cingular from January 1, 2005 to the date of the judgment may also be awarded. Additionally, the jury found that bcgi willfully infringed the patents and as a result, the Court may award treble damages and attorney’s fees. Any enhanced damages for willfulness would be the responsibility of bcgi. The Court, however, also has discretion to reduce the amount of the jury’s damages award.  bcgi intends to file a motion for remittitur to ask the Court to reduce the level of damages awarded.

The Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by the Company’s technology. In 2005, Verizon Wireless, which was a defendant in the case, reached a settlement with Freedom Wireless and, as a result, was removed as a defendant in the case. The Company was not part of the settlement discussions and the terms of the settlement are not public.

The Court has not issued a final judgment on the suit since there are still matters pending before the Court. Following the issuance of the jury verdict, a non-jury trial for inequitable conduct was held. In this case, which concluded on July 26, 2005 and is pending before the Court, bcgi argued that the Freedom Wireless patents are unenforceable because Freedom breached its duty of candor and good faith to the Patent and Trademark Office (PTO) by knowingly withholding material prior art from the PTO. The Court has ordered the plaintiff and defendants to file proposed findings of fact and conclusions of law with the Court no later than August 15, 2005. If the Court rules in favor of bcgi and its co-defendants in the inequitable conduct trial, the patents held by Freedom Wireless would become unenforceable, a decision that Freedom Wireless, Inc. may choose to appeal. The Company intends to file motions for judgment as a matter of law and a motion for a new trial or, in the alternative, as noted above, a reduction in the damages awarded by the jury. The Company expects that the Court would rule on each of these matters in addition to determining the final judgment on the case in due course, sometime after August 15, 2005.

If the Court rules against bcgi and the co-defendants in the non-jury trial, the Company expects to appeal the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal process can take 12-18 months or longer. In the event of an appeal, the Court may require the defendants to provide collateral or post a bond. The bond could approximate 110% of the final damages amount, which, depending on the final judgment, could exceed bcgi’s ability to pay. If the Company is unable to provide adequate collateral or post a sufficient bond, or an injunction is entered and not stayed, or if the Company is unable to get an adverse judgment reversed and is unable to negotiate a commercially acceptable license with Freedom Wireless to allow bcgi to continue to provide its products and services, then it will not be possible for the Company to provide the prepaid wireless or Real-Time Billing service bureau as currently offered in the United States. In that event, the Company may not be able to continue its ongoing operations or may need to seek protection under Chapter 11 of the U. S. Bankruptcy Code. If the plaintiff files for an injunction, the Court could rule that the Company may not use the alleged infringing technology.

In order to mitigate the risk that bcgi will be unable to post sufficient collateral on its own, the Company entered into an agreement with Cingular Wireless LLC, a co-defendant in the case. This agreement is subject to mutual acceptance of an escrow agent and related escrow terms. Under the terms of this agreement, bcgi has agreed to place $41 million into escrow for the purpose of using these funds as security in the event that a bond or other security must be posted for more than $41 million. In exchange for placing the funds into escrow, if a final judgment in the lawsuit is rendered against bcgi and its co-defendants, and the joint and several damages exceed $41 million, Cingular has agreed to post security in the form of an appeal bond or otherwise in an amount that, when added to bcgi’s $41 million, is determined by the court to be adequate security to stay the execution of the judgment. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against bcgi in May 2005. Cingular originally filed this action in an effort to enforce Cingular’s indemnity rights against bcgi as a result of the Freedom Wireless verdict. This agreement is expected to allow bcgi to proceed with an appeal and potentially avoid exposure to bankruptcy while the appeal is pending, in the event that a final judgment against bcgi in this lawsuit is rendered for joint and several damages that exceed $41 million. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly and severally liable. The agreement does not alter bcgi’s obligation to indemnify Cingular.

While the Company does not believe that it infringes these patents and believes that the patents are invalid in light of prior art and other reasons, in light of the adverse jury verdict, the Company believes it is probable that a loss contingency exists. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN

14), specify that if a loss can be reasonably estimated, it should be recorded. Based on managements’ assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, the Company has accrued an estimated loss of $24 million with respect to the Freedom Wireless verdict. However, the actual loss, if any, may be significantly higher or lower than the amount accrued.

Freedom Wireless Patent Infringement Lawsuits Against bcgi, Nextel Communications and Alltel Corporation

On May 20, 2005, Freedom Wireless filed two separate lawsuits in the U.S. District Court for the District of Massachusetts, the first against bcgi and Nextel Communications, and the second against bcgi and Alltel Corporation. To date, the Company has not been served. These lawsuits allege that bcgi and each of its named carrier customers infringe the same two patents held by Freedom Wireless, Inc. and seek damages as well as injunctive relief. The Company has an obligation to indemnify its customers for damages they may incur with respect to any infringement by the Company’s technology. The Company intends to contest the lawsuits vigorously and believes that it does not infringe these patents and believes that the patents are invalid in light of prior art and other reasons.

Cingular Wireless LLC Indemnification Complaint

On May 23, 2005, a complaint was filed by Cingular Wireless LLC seeking judgment in indemnity against bcgi. The complaint seeks judgment for contractual indemnification against bcgi in an amount equal to Cingular’s money damages and other relief as determined by the Court in the Freedom Wireless patent infringement lawsuit. Cingular has agreed to dismiss, without prejudice, this complaint, subject to the completion of the agreement between bcgi and Cingular to escrow $41 million of bcgi’s cash.

Class Action Lawsuit

In June 2005, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against the Company, the Company’s Chief Executive Officer and its Chief Financial Officer on behalf of persons who purchased its common stock between November 15, 2000 and May 20, 2005. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that the Company had willfully infringed the Freedom Wireless patents. Within ten days of the appointment of a lead counsel and a lead plaintiff in this case, the parties will submit for the Court’s consideration a proposed schedule for this case, including defendants’ time to respond to the complaint by motion to dismiss or otherwise. The Company intends to contest the lawsuit vigorously and believes that it and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

Indemnification Complaint

On April 28, 2005, a complaint by Aerotel Corporation was filed against Verizon alleging infringement by Verizon Communications, Verizon Wireless and others of a patent on prepaid technology. Verizon has notified the Company that it may be asked to indemnify them in this case under the Company’s Prepaid Wireless Services Agreement for that portion of any liability specific to Verizon Wireless prepaid offered through the use of bcgi’s service. The complaint does not specify damages as it relates to Verizon Wireless prepaid. A subpoena for documents and deposition testimony has been served on the Company. The lawsuit is currently in the discovery phase and at this time it is not possible to determine the potential cause of outcome of this indemnification claim.

Other

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

With respect to customer agreements, these provisions generally obligate the Company to indemnify the customer against losses, expenses, liabilities and damages that may be awarded against the customer in the event the Company’s systems or services infringe upon a patent or other intellectual property right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in certain respects, including but not limited to geographical limitations and the right to replace or modify an infringing product or service. Certain of the Company’s carrier customers are currently seeking to require the Company to indemnify them for losses incurred, or that may be incurred, in connection with the Freedom Wireless and Aerotel litigation.

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

5.	Segment Reporting and Discontinued Operations

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the Chief Operating Officer. Historically, the Company’s reportable operating segments consisted of Billing and Transaction Processing Services, Roaming Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services solutions allowed wireless carriers to access the Company’s managed services network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, replenishment capabilities and postpaid billing and customer care to their subscribers. The Roaming Services solution provided wireless carriers the ability to generate revenues from subscribers who are not covered under traditional roaming agreements by arranging payment for roaming calls. The Prepaid Systems solution assembled and marketed prepaid systems to international wireless operators. Beginning in 2004, Prepaid Systems was no longer reported as a separate segment, as it was deemed to be not material, representing less than 10% of consolidated revenues, total assets and operations for all periods presented.

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

In the second quarter of 2005, the Company realigned its operating units to consist of bcgi Payment, bcgi Access Management, Real-Time Billing and Voyager Billing. A general manager has been assigned to manage each of these businesses which are classified as operating units. Revenue for each business is recorded and tracked separately. The Company is currently in the process of determining direct and indirect cost allocations to these businesses and, as such, does not currently possess operating financial results in accordance with the disclosures required by SFAS 131. The Company anticipates that sufficient reliable and consistent information will be available later in 2005. Until such information is available, the Company cannot disclose the information required by FAS No. 131. Revenues for the Company’s operating units are as follows (unaudited and in thousands):

	Three months ended June 30,
	2005		2004
	Total	% of Total Revenues	Total	% of Total Revenues
Real-Time Billing	$23,348	91%	$25,667	93%
Other	2,267	9%	1,983	7%

Total revenues	$25,615	100%	$27,650	100%

	Six months ended June 30,
	2005		2004
	Total	% of Total Revenues	Total	% of Total Revenues
Real-Time Billing	$47,573	92%	$51,070	93%
Other	4,394	8%	3,825	7%

Total revenues	$51,967	100%	$54,895	100%

6.	Retirement Plans

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

The components of net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 are as follows (unaudited and in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit costs
Service cost	$128	$144	$256	$253
Interest cost	72	76	144	132
Amortization of unrecognized net prior service cost	45	41	90	76

Net periodic benefit costs	$245	$261	$490	$461

7.	Acquisition

In June 2005, the Company acquired the assets and certain liabilities of PureSight, Inc. and its Israeli subsidiary, PureSight LTD. (PureSight), a provider of advanced content recognition solutions for mobile operators, ISPs and enterprises. The Company paid $6.7 million in cash for PureSight, including acquisition costs. Management determined the fair value of the assets and certain liabilities acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer contracts and relationships and non-compete agreements, the estimated life of the technology acquired and other factors. Identifiable intangible assets of $1.7 million consist of acquired technology, customer contracts and relationships, trademarks and non-compete agreements and are being amortized over four to seven years. The results of operations of PureSight are included in the Company’s Condensed Consolidated Statement of Operations from the date of acquisition. The Company expects the acquisition to be slightly dilutive in the near-term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Certain Factors That May Affect Future Results

Overview

We develop products and services that enable wireless operators to fully realize the potential of their networks. Our access management, billing, payment and network solutions help operators rapidly deploy and manage innovative voice and data services for subscribers. Available as licensed products and fully managed services, our solutions power wireless operators and enable mobile virtual network operators (“MVNOs”) with market-leading implementations of prepaid wireless, postpaid billing, wireless account funding and m-commerce. We provide our fully managed services and licensed products domestically to U.S. wireless operators. Internationally, we offer our products to wireless operators on a licensed basis. We sell our products and services to our wireless operator customers through our direct sales force in the United States and through both direct and indirect channels internationally.

We generate revenues from our Real-Time Billing product as a managed service principally by processing prepaid wireless minutes or as a percentage of wireless customer revenue. Real-Time Billing services revenues are recorded net of outage penalties that we may incur based on contracted service level agreements with the wireless operators. We also generate revenues from other transactions processed, including Push to Talk, Short Message Service (SMS) and other data services. Additionally, whether deployed on a managed service basis or licensed basis, we generate revenues from software licensing, implementations and special development services. These revenues are typically recognized over the term of the contract for managed services customers and at the time of shipment for licensed sales.

Our Voyager Billing revenues are earned by generating a subscriber’s monthly bill.

While there have been no bcgi Access Management revenues related to our Mobile Guardian products to date, we expect that we will generate revenues from these products by charging wireless operators on a per subscriber per month basis, or on a one-time subscriber license basis.

For bcgi Payment, we typically generate revenues by charging wireless operators a transaction fee for the services performed and paying the financial partners a fee for enabling the transaction. This technology can also be purchased on a licensed basis.

Our net revenues decreased 7% to $25.6 million in the second quarter of 2005 compared to $27.7 million in the second quarter of 2004 and decreased 5% to $52.0 million for the six months ended June 30, 2005 compared to $54.9 million for the six months ended June 30, 2004. Principally as a result of the $24.0 million estimated loss from the Freedom Wireless lawsuit recorded in the three months ended June 30, 2005, our net loss was $17.9 million in the second quarter of 2005 compared to $5.0 million in net income in the second quarter of 2004 and the $16.2 million net loss for the six months ended June 30, 2005 compared to $9.1 million in net income for the six months ended June 30, 2004.

On May 20, 2005, a jury in the Freedom Wireless patent infringement lawsuit issued a verdict of $128 million against us and the other co-defendants, including Cingular Wireless LLC, for past damages through December 31, 2004, an amount which exceeds our ability to pay. Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $24 million with respect to the Freedom Wireless verdict, excluding additional legal charges which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued.

The non-jury trial on inequitable conduct concluded on July 26, 2005 and the Court has ordered the plaintiff and defendants to file proposed findings of fact and conclusions of law with the Court on August 15, 2005. We intend to file motions for judgment as a matter of law and a motion for a new trial or, in the alternative, a reduction in the damages awarded by the jury. bcgi expects that the Court will rule on each of these matters in addition to determining the final judgment on the case in due course, sometime after August 15, 2005. The potential outcomes vary greatly and could include any of the following:

•	If the Court rules in favor of bcgi and our co-defendants in the non-jury trial, the patents held by Freedom Wireless would become unenforceable, a decision that Freedom Wireless may choose to appeal.

•	If the Court rules against bcgi and the co-defendants in the non-jury trial, the Court could reduce the amount of the $128 million jury verdict based on our expected motion for a reduction in the damages. However, the Court could also award interest and damages for infringement by bcgi and Cingular from January 1, 2005 to the date of the judgment. Additionally, the jury found that bcgi willfully infringed the patents and as a result, the Court may award treble damages and attorney’s fees. Any enhanced damages for willfulness would be the responsibility of bcgi. The Court could also enter an injunction against use of the allegedly infringing technology. The entry of such an injunction could substantially impair bcgi’s ability to continue to provide our prepaid wireless or Real-Time Billing service bureau as currently offered in the United States.

•	If the Court rules against bcgi and the co-defendants in the non-jury trial, we expect to appeal the Court’s decision to the Court of Appeals for the Federal Circuit.

•	If the Court rules against bcgi and the co-defendants in the non-jury trial, the Court may require us to provide collateral or post a bond to stay execution of the Court’s judgment and any injunction that the Court may enter, pending resolution of the appeal. The bond required to stay execution of the money judgment is ordinarily 110% of the final damages, unless otherwise ordered by the Court. Depending on the amount of the final damages, this could exceed bcgi’s ability to pay. If we are unable to provide adequate collateral or post a sufficient bond, or an injunction is entered and not stayed, or if bcgi is unable to get an adverse judgment reversed and is unable to negotiate a commercially acceptable license with Freedom Wireless to allow bcgi to continue to provide our products and services, then it will not be possible for us to provide the prepaid wireless or Real-Time Billing service as currently offered in the United States. In that event, we may not be able to continue our ongoing operations or may need to seek protections under Chapter 11 of the U.S. Bankruptcy Code.

•	On July 27, 2005, in order to mitigate the risk that bcgi will be unable to post sufficient collateral on our own, we entered into a Funding of Security for Appeal Agreement with Cingular Wireless LLC, a co-defendant in the case. This agreement is subject to mutual acceptance of an escrow agent and related escrow terms. Under the terms of this agreement, we have agreed to place $41 million into escrow for the purpose of using these funds as security in the event that a bond or other security must be posted for more than $41 million. In exchange for placing the funds into escrow, if a final judgment in the lawsuit is rendered against us and our co-defendants, and the joint and several damages exceed $41 million, Cingular has agreed to post security in the form of an appeal bond or otherwise in an amount that, when added to our $41 million, is determined by the Court to be adequate security to stay the execution of the judgment. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against us in May 2005. Cingular originally filed this action in an effort to enforce Cingular’s indemnity rights against us as a result of the Freedom Wireless verdict. The agreement is expected to allow us to proceed with an appeal and potentially avoid exposure to bankruptcy while the appeal is pending in the event that a final judgment against us in this lawsuit is rendered for joint and several damages that exceed $41 million. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly and severally liable. The agreement does not alter bcgi’s obligation to indemnify Cingular.

•	The parties may enter into a settlement agreement. However, to date, the parties have not been able to reach a settlement, even through court-ordered mediation.

Either the plaintiff or the defendants can file for appeal within 30 days of the final judgment. The appeal process can take 12-18 months, or longer.

In 2004, Verizon Wireless began to use its own internal prepaid billing platform, and began adding new subscribers and converting existing subscribers from our Real-Time Billing solution to its platform. Conversions have been ongoing and are expected to continue into early 2006. Additionally, while our Cingular Wireless contract expires in the first half of 2006, Cingular Wireless has substantially reduced its sales efforts for its TDMA prepaid offering, which is the only prepaid offering that bcgi supports for Cingular Wireless. Thus, we anticipate that we will continue to have fewer gross additions from Cingular Wireless and that all of its current subscribers will stop being hosted on our Real-Time Billing platform over time.

We anticipate that earnings per share for the third quarter of 2005 will approximate break-even to a $0.04 loss per share, including approximately $3.0 to $4.0 million of legal costs, primarily associated with the Freedom Wireless lawsuit. We have not provided guidance for the remainder of 2005 since we cannot anticipate the rate and timing of Verizon Wireless’ and Cingular Wireless’ subscriber departures from our Real-Time Billing platform and therefore, the corresponding rate of revenue decline. In addition, Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. We plan to continue to focus on our customer and product diversification strategy that includes investment in all of our new and existing products that we are marketing on a global basis. Based on these factors and other trends, we are estimating that revenues will range from $23.0 to $25.0 million for the third quarter of 2005.

Segment Data

(unaudited and in thousands)

	Three months ended June 30,
	2005		2004
	Total	% of Total Revenues	Total	% of Total Revenues
Real-Time Billing	$23,348	91%	$25,667	93%
Other	2,267	9%	1,983	7%

Total revenue	$25,615	100%	$27,650	100%

	Six months ended June 30,
	2005		2004
	Total	% of Total Revenues	Total	% of Total Revenues
Real-Time Billing	$47,573	92%	$51,070	93%
Other	4,394	8%	3,825	7%

Total revenue	$51,967	100%	$54,895	100%

Revenues

Real-Time Billing

Our net revenues from Real-Time Billing decreased by 9% in the second quarter of 2005 compared to the second quarter of 2004. The decrease in revenues was due primarily to our prepaid subscriber base decreasing by 240,000, bringing our subscribers to 3.8 million at June 30, 2005, along with a decrease in our average billed rate per minute. The decrease in our prepaid subscriber base is due primarily to the number of subscriber losses from Verizon Wireless and Cingular Wireless exceeding the number of subscriber additions from Nextel Communications and other customers. The Real-Time Billing average billed rate per minute declined by approximately 14% for the quarter ended June 30, 2005 compared to the same quarter in the previous year. The decline in the average billed rate per minute is due primarily to lower contractual rates and volume discounts for customers who signed contracts recently and who represent a larger percentage of total Real-Time Billing revenue. Average billed minutes of use per subscriber per month were 116 minutes for the quarter ended June 30, 2005, which was consistent with the same period in 2004.

Our net revenues from Real-Time Billing decreased by 7% in the six month period ended June 30, 2005 compared to the same period in 2004. The decrease in revenues was due primarily to our average prepaid subscriber base decreasing by 176,000, bringing our average subscribers to 3.8 million for the six month period ended June 30, 2005, and to the decrease in the average billed rate per minute. The decrease in our average prepaid subscriber base is due primarily to subscriber losses from Verizon Wireless and Cingular Wireless exceeding the number of subscriber additions from Nextel Communications and other customers. The Real-Time Billing average billed rate per minute declined by approximately 16% for the six months ended June 30, 2005 compared to the same six month period in the previous year. The decline in the average billed rate per minute is due primarily to lower contractual rates for customers who signed contracts more recently and who represent a larger percentage of total Real-Time Billing revenue.

In future quarters, we expect our prepaid subscriber base to further decrease, as we anticipate that Verizon Wireless conversions and subscriber churn from Cingular Wireless will exceed subscriber growth from other customers.

Other revenues

Other revenues are generated from our other three operating units, bcgi Payment, bcgi Access Management and Voyager Billing. Our net revenues from these operating units increased by 14% and 15% in the second quarter and first six months of 2005 compared to the same periods in 2004. The increase in revenues for both the three and six month periods ended June 30, 2005 was due primarily to our efforts to diversify our revenues with new products and customers.

Nextel Communications, Verizon Wireless and Cingular Wireless accounted for 37%, 22% and 16% of total revenues, respectively, in the second quarter of 2005. In addition, Nextel Communications, Verizon Wireless and Cingular Wireless accounted for 33%, 25% and 18% of total revenues, respectively, in the six month period ended June 30, 2005.

Cost of total revenues

Cost of total revenues primarily include the salaries and benefits of personnel who support our managed services network and our licensed product offerings, along with costs for maintenance, telecommunications, travel, facilities and other support costs. Cost of total revenue increased to 27% of total revenue in the second quarter of 2005 from 23% in the second quarter of 2004. Cost of total revenue increased to 26% of total revenue in the six months ended June 30, 2005 from 23% in the same six month period in 2004. The increase in absolute dollars of cost of total revenue in both the three and six month periods resulted primarily from additional personnel and wages to support our investments in professional services and global licensing.

Operating Data

(unaudited and in thousands)

	Three months ended June 30,
	2005		2004
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$25,615	100%	$27,650	100%
Engineering, research and development	4,306	17%	3,497	13%
Sales and marketing	2,313	9%	1,667	6%
General and administrative	2,621	10%	2,125	8%
General and administrative – legal	4,319	17%	450	2%
Estimated loss from litigation	24,000	94%	—	—
Depreciation and amortization	5,204	20%	5,490	20%
	Six months ended June 30,
	2005		2004
	Total	% of Total Revenues	Total	% of Total Revenues
Total revenues	$51,967	100%	$54,895	100%
Engineering, research and development	9,061	17%	7,293	13%
Sales and marketing	4,789	9%	3,539	6%
General and administrative	5,150	10%	4,211	8%
General and administrative – legal	6,529	13%	1,600	3%
Estimated loss from litigation	24,000	46%	—	—
Depreciation and amortization	10,758	21%	10,959	20%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new software. The increase in engineering, research and development expenses for the three month period ended June 30, 2005 compared to the same quarter in 2004 resulted primarily from additional personnel, wages and related costs of approximately $600,000 principally to support the development of bcgi Access Management and bcgi Payment, along with the enhancement of the features and functionality of our other products.

The increase in engineering, research and development expenses for the six month period ended June 30, 2005 compared to the same period in 2004 primarily resulted from additional personnel, wages and related costs of approximately $1.5 million principally to support the development of bcgi Access Management and bcgi Payment, along with the enhancement of the features and functionality of our other products. Engineering, research and development expenses in absolute dollars are expected to increase in the third quarter of 2005 compared with $4.3 million in the second quarter of 2005 primarily due to a full quarter of expense for the additional personnel from our June 2005 asset acquisition of PureSight, Inc. and PureSight Ltd.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses increased in the three month period ended June 30, 2005 compared to the same period in 2004 primarily due to $575,000 in additional expense related to the expansion of our international sales focus.

Sales and marketing expenses increased in the six month period ended June 30, 2005 compared to the same period in 2004 principally due to $1.1 million in additional expense related to our international focus, including additional personnel for our international sales team and attendance at a major worldwide tradeshow. Sales and marketing expenses in absolute dollars are expected to increase in the third quarter of 2005 compared with $2.3 million in the second quarter of 2005 as we continue to strengthen our international presence by adding resources to augment our international sales efforts.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide our administrative support. General and administrative expenses increased for the three month period ended June 30, 2005 compared to the same period in 2004, principally due to higher legal costs of approximating $250,000 and expanded regulatory requirements and related costs for public companies totaling approximately $110,000.

The increase in general and administrative expenses for the six month period ended June 30, 2005 compared to the same period in 2004 was due to additional wages of approximately $300,000 to support our diversification strategy, higher costs associated with outside legal support of approximately $275,000 and expanded regulatory requirements and related costs for public companies totaling approximately $200,000. General and administrative expenses in absolute dollars are expected to remain consistent in the third quarter of 2005 compared with $2.6 million in the second quarter of 2005.

General and administrative expenses – legal charges

General and administrative legal expenses primarily represent legal expenses to defend the patent infringement suit initiated by Freedom Wireless. The increase in expense for both the three and six month periods ended June 30, 2005 compared to the respective year-earlier periods was due to higher costs associated with the commencement of the trial on February 28, 2005. We expect to incur approximately $3.0 to $4.0 million in legal expenses in the third quarter of 2005.

Estimated loss from litigation

On May 20, 2005, a jury determined that bcgi and certain of our current or former carrier customer defendants (Cingular Wireless LLC, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) infringed or are infringing two Freedom Wireless patents. The jury damages award was in the total amount of $128 million for past damages through December 31, 2004, an amount which exceeds bcgi’s ability to pay. bcgi and each carrier are jointly and severally liable for specific amounts. While we do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons, in light of the adverse jury verdict, we believe it is probable that a loss contingency exists. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $24 million with respect to the Freedom Wireless verdict, excluding additional legal charges which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The decrease in depreciation and amortization expense in absolute dollars for both the three and six month periods ended June 30, 2005 compared to the same period in 2004 was primarily due to certain capital equipment that became fully depreciated in the first half of 2005.

Interest income

Interest income increased to $408,000 for the three month period ended June 30, 2005 compared to $251,000 for the three month period ended June 30, 2004 and increased to $808,000 for the six month period ended June 30, 2005 from $563,000 for the six month period ended June 30, 2004. Interest income was earned primarily from investments, which were purchased using the cash generated from operations, from the sale of our teleservices business in 2000 and from the proceeds from our public offerings. Although our combined cash and investment positions decreased as of June 30, 2005, higher average interest rates during the periods resulted in increased levels of interest income compared to the previous year. If we ultimately incur a loss on the Freedom Wireless litigation or pledge a substantial portion of our cash to collateralize an appeal bond, this may substantially reduce our cash and investment balances and therefore reduce future interest income.

Provision for income taxes

The income tax benefit for the six months ended June 30, 2005 was $4.8 million, compared to an income tax provision or $5.9 million (39.5% effective tax rate) for the six months ended June 30, 2004. The benefit recorded in the current year reflected our assessment of our ability to realize the tax benefit from the ultimate loss, if any, from the Freedom Wireless litigation.

Acquisitions

In June 2005, we acquired the assets and certain liabilities of PureSight, Inc. and its Israeli subsidiary, PureSight Ltd. (PureSight), a provider of advanced content recognition solutions for mobile operators, ISPs and enterprises. We paid $6.7 million in cash for PureSight, including acquisition costs. Management determined the fair value of the assets and certain liabilities acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer contracts and relationships and non-compete agreements, the estimated life of the technology acquired and other factors. Identifiable intangible assets of $1.7 million consist of acquired technology, customer contracts and relationships, trademarks and non-compete agreements and are being amortized over four to seven years. The results of operations of PureSight are included in our Condensed Consolidated Statement of Operations from the date of acquisition.

Discontinued Operations

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. This business generated a net loss of $11,000 for the six months ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, cash, cash equivalents and short-term investments decreased 20% to $62.1 million compared to $77.8 million at December 31, 2004, primarily due to investing activities. The net cash provided by operations of $2.5 million in the six months ended June 30, 2005 resulted from a $16.2 million net loss, along with adjustments for depreciation and amortization of $10.8 million, increased receivables of $4.7 million caused by an increase in our days sales outstanding from 63 as of December 31, 2004 to 81 at June 30, 2005 (principally due to a $3.0 million payment that was received in early July 2005) and an increase in accounts payable, accrued expense, deferred revenue and income taxes payable of $18.7 million. The increase in accounts payable, accrued expenses, deferred revenue and income taxes payable is a result of the $24.0 million estimated loss contingency recorded in the Freedom Wireless patent infringement lawsuit, partially offset by decreases in income tax, bonus and equipment accruals as of December 31, 2004 that were subsequently paid.

Our investing activities utilized $10.4 million of net cash for the six months ended June 30, 2005. We spent approximately $9.4 million for the purchase of telecommunication equipment and software to enhance our managed services platform as well as further develop our licensed products. Internally capitalized costs were $1.8 million for the six month period ended June 30, 2005 and were $1.9 million for the same period in 2004. In addition, we acquired a business for approximately $6.7 million and contributed $1.5 million to fund our defined benefit plan, a contribution which we intend to make every year in our second quarter. We expect to continue our investment in new and existing products, resulting in capital expenditures of approximately $5.0 to $7.0 million for the third quarter of 2005.

Our financing activities provided cash of $375,000 for the six months ended June 30, 2005 primarily from proceeds from the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

On July 27, 2005, we entered into an agreement with Cingular and have agreed to place $41 million of cash into escrow which will be restricted cash in that it would be intended to be used to post a bond or other security to stay the execution of judgment, in the event that the Freedom Wireless lawsuit contains joint and several liability of more than $41 million. This agreement is subject to mutual acceptance of an escrow agent and related escrow terms.

Subject to the outcome of the Freedom Wireless litigation, we believe that our cash, cash equivalents and short-term investments will be sufficient to finance our operations for at least the next twelve months and for the foreseeable future thereafter. Any amount of adverse final judgment in the Freedom Wireless litigation would likely (when paid) adversely impact our liquidity and capital resources. In addition, our liquidity and capital resources would be adversely impacted if we are required to post a bond in excess of our existing assets which could be securitized in order to obtain a bond. This bond could include any liability specific to bcgi only, including willful infringement. If a bond is required to be posted by bcgi which is in excess of our means, we may need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We have non-cancelable commitments for equipment, operating lease commitments for office space, many of which are renewable at our option, as well as various other commitments for telecommunications services. We include in our commitments those agreements under which we are contractually obligated and agreements that are cancelable, but which we do not anticipate canceling. The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

		Payment due by period
	Total	within 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating leases	$2,148	$1,548	$569	$31	$—
Purchase commitments	7,726	6,200	1,498	28	—

Total	$9,874	$7,748	$2,067	$59	$—

Off-Balance Sheet Arrangements

During the second quarter of 2005, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	Material trading activities in non-exchange traded commodity contracts, or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

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

We believe the following policies to be our most critical policies in the preparation of our consolidated financial statements:

•	Revenue recognition and allowance for bad debts

•	Estimated loss from litigation and legal costs

•	Research and development and software development costs

•	Impairment of long-lived and intangible assets and goodwill

•	Accounting for income taxes

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

For our licensed systems sales, we typically recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. In addition, certain software is licensed to distributors, who pay licensing fees to us as they sell the software to their customers and this revenue is recognized in the month in which it is earned.

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

In addition to recording revenues net of any penalties incurred related to outages on our managed services platform and estimated amounts that may be disputed, we evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we record reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet their financial obligations), estimates of amounts recoverable could be adversely affected. We believe that our allowance for billing adjustments and doubtful accounts fairly represents the potential amount of bad debt we could incur.

Estimated Loss from Litigation and Legal Costs

We accrue for loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 Reasonable Estimation of the Amount of a Loss (FIN 14), which specifies that if a loss is probable and can be reasonably estimated, it should be recorded.

Furthermore, when some amount within the range appears at the time to be a better estimate than any other amount within the range, that amount shall be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range shall be accrued. There can be no assurance as to whether the actual loss will be higher or lower than the amount which is accrued.

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Condensed Consolidated Financial Statements, we are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable proceedings which had made it difficult to reasonably estimate legal costs for the lawsuit.

Research and Development and Software Development Costs

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

Internally capitalized costs increased to $1.2 million for the three month period ended June 30, 2005 compared to $1.1 million for the three month period ended June 30, 2004 and decreased to $1.8 million for the six month period ended June 30, 2005 from $1.9 million for the same period in 2004. Amortization of capitalized software development costs begins when the solution is made available for general release and amortization of internal use costs begins when the related asset is first placed into service. These costs are amortized on a straight-line basis over a three-year period.

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

We account for goodwill in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is not amortized but is subject to annual impairment tests. We evaluate goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

In October 2002, we acquired the assets and certain liabilities of Infotech Solutions Corporation (“ISC”) and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1.0 million related to billing software solutions for the wireless marketplace as well as customer contracts of $200,000. We may be required to pay additional contingent cash consideration based on ISC attaining certain defined annual revenue targets in 2005, which will be accounted for as additional goodwill. At June 30, 2005, we recorded an estimated contingent cash consideration liability for 2005 of $380,000.

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

In June 2005, we acquired the assets and certain liabilities of PureSight and determined the fair value of the assets acquired and liabilities assumed. The principal assets acquired were completed technology related to advanced content recognition solutions for mobile operators, ISPs and enterprises, non-compete agreements, customer contracts and relationships and trademarks valued at approximately $1.7 million.

Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other assumptions. The valuation of completed technology was primarily based on future cash flow projections over the estimated economic life adjusted for an incremental obsolescence rate discounted to present value. We estimated that the useful life of the acquired technology is four to seven years.

Significant judgments and estimates are involved in our acquisitions to determine the fair market value of assets acquired and their useful lives. Different assumptions could yield materially different results.

As a result of the Freedom Wireless lawsuit verdict and related accounting, we performed an asset impairment test for our long-lived assets and goodwill in the quarter ended June 30, 2005 and concluded that no impairment existed.

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

The income tax benefit for the six months ended June 30, 2005 was $4.8 million, compared to an income tax provision of $5.9 million (39.5% effective tax rate) for the six months ended June 30, 2004. The benefit recorded in the current year reflects our assessment of our ability to realize the tax benefit from the ultimate loss, if any, from the Freedom Wireless litigation.

New Accounting Pronouncements

On December 16, 2004 and as amended on April 14, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

Under Statement No. 123(R), the Securities and Exchange Commission allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We expect to adopt Statement No. 123(R) on January 1, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 2 to our Condensed Consolidated Financial Statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Certain Factors That May Affect Future Results

An unfavorable final judgment in the Freedom Wireless lawsuit would have a material adverse impact on our business, including potential asset impairment charges and the possibility of a Chapter 11 bankruptcy filing and would impair our ability to continue as a going concern.

On May 20, 2005, a jury determined that bcgi and certain of our current or former carrier customer defendants (Cingular Wireless LLC, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) infringed or are infringing two Freedom Wireless patents. The jury damages award was in the total amount of $128 million for past damages through December 31, 2004, an amount which exceeds our ability to pay. bcgi and each carrier are jointly and severally liable for specific amounts. The total amount of damages awarded could be significantly higher if the Court awards interest, damages for infringement by bcgi and Cingular from January 1, 2005 to the date of the judgment, and/or treble damages against bcgi. We have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology.

Although we are awaiting the Court’s rulings in the non-jury trial on inequitable conduct that concluded on July 26, 2005, and we intend to file motions for judgment as a matter of law and a motion for a new trial or, in the alternative, a reduction in the damages awarded by the jury, there can be no assurance that we will be successful on any of these motions or that Freedom Wireless will not appeal a decision adverse to them. In addition, if the Court rules against us and our co-defendants in the non-jury trial, we expect to appeal the Court’s decision to the Court of Appeals for the Federal Circuit. However, there can be no assurance that we will receive a favorable outcome from the appeal process.

If the original jury verdict of $128 million, or a higher amount, is ultimately upheld, this amount would exceed our ability to pay, and we may need to seek protection under Chapter 11 of the U.S. Bankruptcy Code. Even if we are successful in reducing the amount of such jury award, there can be no assurance that a reduced award would not still exceed our ability to pay. In addition, any significant delay in the Court issuing a final judgment could impair our business going forward due to ongoing uncertainty and additional legal costs.

At any time during the aforementioned proceedings, we may seek a settlement with Freedom Wireless and/or a license to use Freedom Wireless’ patents. Any such settlement or license may carry terms unfavorable to us and may significantly restrict our cash and/or future ability to generate profits.

In addition, following the initial verdict in the Freedom Wireless lawsuit, Freedom Wireless filed two separate patent infringement lawsuits against us and Nextel Communications and Alltel Corporation, respectively. Although we are contesting the lawsuits, there can be no assurance of a favorable outcome in these matters, and we are obligated to indemnify Nextel and Alltel for damages they may incur with respect to any finding of infringement by bcgi’s technology.

Regardless of the outcome, we will continue to incur significant expenses to defend this lawsuit. We have incurred approximately $23.1 million in legal and other costs as of June 30, 2005 to defend this lawsuit, and expect to incur approximately $3.0 to $4.0 million in legal expenses in the third quarter 2005. Ongoing legal costs may fluctuate from time to time, depending on the nature of our legal proceedings.

In order to appeal the verdict in the Freedom Wireless lawsuit, we may be required to provide collateral or post a bond or may be enjoined from conducting our business as currently conducted, either of which could adversely affect and/or restrict our business during the appeal process.

As a condition to the filing of an appeal in the Freedom Wireless lawsuit, the Court may require the defendants to provide collateral or post a bond. The bond may approximate 110% of the final damages amount, which, depending on the final judgment, could exceed our ability to pay. We may be required to pledge a substantial portion of our assets to collateralize an appeal bond, which could significantly restrict our ability to operate our business and execute on our strategic plan. In addition, Freedom Wireless may seek to enjoin us from providing our prepaid wireless and Real-Time Billing in the United States while an appeal is pending. If we are unable to provide adequate collateral or post a sufficient bond, or an injunction is entered and not stayed, then we will not be able to provide the prepaid wireless or Real-Time Billing service as currently offered in the United States. In that event, we may not be able to continue our ongoing operations or may need to seek protection under Chapter 11 of the U. S. Bankruptcy Code.

If the final judgment in the Freedom Wireless lawsuit exceeds our ability to pay, execution of judgment is not stayed and Cingular does not post bond for us, this would likely result in our need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

In July 2005, we entered into an agreement with Cingular Wireless LLC, a co-defendant in the case. Under the terms of this agreement, we agreed to place $41 million into escrow for the purpose of using these funds as security in the event that a bond or other security must be posted for more than $41 million. This agreement is subject to mutual acceptance of an escrow agent and related escrow terms. In exchange for placing the funds into escrow, if a final judgment in the lawsuit is rendered against us and our co-defendants, and the joint and several damages exceed $41 million, Cingular has agreed to post security in the form of an appeal bond or otherwise in an amount that, when added to our $41 million, is determined by the Court to be adequate security to stay the execution of the judgment. This agreement may allow us to proceed with an appeal and to avoid exposure to bankruptcy while the appeal is pending, in the event that a final judgment against us in this lawsuit is rendered for joint and several damages that exceed $41 million. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly and severally liable. However, in the event that Cingular does not post a bond with us to appeal the case, this could result in our need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The agreement with Cingular Wireless LLC may substantially reduce bcgi’s working capital and access to cash.

With the current uncertainties facing bcgi and the potential for unforeseen changes in our estimates, including but not limited to loss of customers and/or higher than expected legal costs, we may need additional working capital. In such circumstances, we would not have access to the $41 million placed in escrow as security for an appeal. If we are unable to secure additional capital or finance sufficient assets, we may need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

A class action lawsuit has been filed against us, which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

In June 2005, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between November 15, 2000 and May 20, 2005. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that we had willfully infringed the Freedom Wireless patents. We intend to contest the lawsuit vigorously and believe that bcgi and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

We can provide no assurance as to the outcome of this complaint. Any conclusion of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operations. In addition, the costs to us of defending any litigation or other proceeding could be substantial, even if such litigation or proceedings are resolved in our favor. Furthermore, there can be no assurance that our directors’ and officers’ insurance will be sufficient to cover any potential damages from this lawsuit. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceeding could harm our ability to compete in the marketplace.

As the uncertainty surrounding the status of the Freedom Wireless lawsuits continues, we face challenges with our potential and existing customers, vendors and employees, all of which could have a material adverse effect on our business.

The status of the Freedom Wireless lawsuit remains unresolved and may remain unresolved for an indefinite period of time. This uncertainty will likely impact our existing business in the following ways:

•	Our ability to sell our products and services to new customers may be limited;

•	Existing customers may not renew their current contracts or could seek to terminate their contracts;

•	Current employees may seek other employment prior to a final resolution of this matter;

•	Prospective employees may not accept our employment offers; and

•	Current and potential vendors may impose restrictions on us, including higher pricing, advance payments and other terms regarding our ability to obtain their products and services.

Verizon Wireless and Cingular Wireless, two of our largest customers using our Real-Time Billing managed services, are currently also utilizing in-house and/or our competitors’ prepaid solutions, which will result in the continued loss of existing subscribers and fewer subscriber additions to our platform.

Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. Verizon Wireless began converting subscribers from our platform to its internal platform in the fourth quarter of 2004. Conversions have been ongoing and are expected to continue into 2006. In addition, because Cingular Wireless has substantially reduced marketing efforts for prepaid service on their TDMA network and began offering prepaid service on their GSM network through one of our competitors, we expect that subscribers from Cingular Wireless’ TDMA prepaid service that we currently support will churn off of our platform over time. Thus, revenues from Verizon and Cingular will substantially decrease, resulting in a reduction of overall revenue from our Real-Time Billing business from these two customers.

The loss or significant reduction of business from one of our major customers, including Nextel Communications, Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. The following table summarizes the percentage of our total revenue received from Nextel Communications, Verizon Wireless and Cingular Wireless for the three months ended June 30, 2005:

Nextel Communications	37%
Verizon Wireless	22%
Cingular Wireless	16%

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

Nextel became our largest customer in the first quarter of 2005. We can provide no assurance that Nextel will continue to use our services beyond the term of their contract with us. If we were to lose Nextel as a customer and cannot replace the revenue, our business would be materially and adversely impacted. Additionally, there are a limited number of U.S. customers available in the marketplace and if we are unable to add new customers, our business would be materially and adversely impacted.

Our future success depends partly on the global acceptance of our newer products, including bcgi Access Management, Payment Manager and bcgi Network.

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

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Additionally, we anticipate the change in our business model will result in more revenues from licensed sales, which tend to be less predictable. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Developments in the Freedom Wireless matter;

•	The lack of acceptance or delayed acceptance of our newest solutions, including bcgi Access Management and Payment Manager;

•	Decreased demand for our licensed solutions, caused by reductions in capital budgets of our customers, changing technologies and other reasons beyond our control;

•	Delays in recognizing revenue on any transaction;

•	Delays or deferrals of customer shipments and/or implementations of our products;

•	Variations in volumes of minutes of use generated by our wireless customers’ subscribers;

•	The number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages;

•	Rates charged and paid by our customers;

•	The impact and acceptance of existing solutions or the introduction of competing solutions by wireless operators, including those who are currently our customers;

•	Our wireless customers’ ability to generate additional prepaid subscribers using our solutions;

•	The extent of our wireless customers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our wireless operators’ allocation of marketing resources for initiatives other than prepaid wireless services, such as data services, new technologies, etc.;

•	Our wireless customers’ ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	The relatively long sales cycles for many of our products;

•	Changes in the mix of solutions we provide;

•	Seasonal trends, particularly in the second and third quarters when wireless operators are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

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

We are expanding our operations internationally and expect to derive a greater portion of our revenues from customers outside the United States. Additionally, we have recently acquired businesses in India and Israel and opened sales offices in Singapore and the United Kingdom. Our international operations are subject to a variety of risks, including:

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

We entered into a strategic investment agreement with an early stage entity with which we have a commercial relationship.

In exchange for cash totaling $1.5 million, we received secured convertible promissory notes for the same amount. The notes are convertible at any time into the borrower’s common stock or preferred stock, as defined in the agreement. If the entity does not execute on its strategic plan, our investment could become impaired and therefore, may not be recovered.

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

A key part of our growth and diversification strategy is to engage in acquisitions. We regularly review acquisition opportunities and have acquired companies in the recent past. There can be no assurance that we will be able to identify any appropriate acquisition candidates or that any identified acquisition opportunities will be available on terms and conditions acceptable to us. We may not be able to successfully integrate recent or future acquired companies and personnel. Acquisitions involve numerous risks, including, among other things:

•	Possible decreases in capital resources or dilution to existing stockholders;

•	Risk that the acquired company’s technology infringes on an existing patent;

•	Difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and the services or products of the acquired company;

•	Difficulties of operating a new business;

•	Potential inherited liability for the past actions of the acquired company;

•	Risk that any acquired company’s internal controls may not be adequate;

•	Diversion of management’s attention from other business concerns;

•	Limited ability to predict future operating results of the acquired company; and

•	Potential loss of key employees and customers of the acquired company.

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

We have expanded our operations rapidly and continue to invest in new products and features, including expanding internationally. This has created significant demands on our technical, management, operational, development and administrative personnel and other resources. Any additional expansion by us may further strain our management, financial and other resources. There can be no assurance that our systems, procedures, controls and existing space will be adequate to support expansion of our operations or that we will be successful in our expansion strategy. Inability of our management to manage operational changes effectively would materially and adversely affect the quality of our solutions, our ability to retain key personnel and our business, financial condition and results of operations. Additionally, there can be no assurance that our investments will result in generating revenues within a reasonable time or that they will be sufficient to generate a reasonable return.

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

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were

(1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

Freedom Wireless Patent Infringement Lawsuit

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our current or former carrier customers (Verizon Wireless, Cingular Wireless LLC, AT&T Wireless Services, CMT Partners and Western Wireless Corp.). The suit was tried in the United States District Court in Massachusetts and alleged that the defendants infringe two patents held by Freedom Wireless, Inc. and sought damages as well as injunctive relief. On May 20, 2005, a jury determined that bcgi and certain of the other defendants infringed or are infringing the two Freedom Wireless patents. The jury damages award was in the total amount of $128 million for past damages through December 31, 2004, an amount which exceeds our ability to pay. Of this amount, bcgi and Cingular which (includes AT&T Wireless Services and CMT Partners) are jointly and severally liable for $127.8 million and bcgi and Western Wireless for $200,000. Interest and damages for infringement by bcgi and Cingular from January 1, 2005 to the date of the judgment may also be awarded. Additionally, the jury found that bcgi willfully infringed the patents and as a result, the Court may award treble damages and attorney’s fees. Any enhanced damages for willfulness would be the responsibility of bcgi. The Court, however, also has discretion to reduce the amount of the jury’s damages award. bcgi intends to file a motion for remittitur to ask the Court to reduce the level of damages awarded.

We have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. In 2005, Verizon Wireless, which was a defendant in the case, reached a settlement with Freedom Wireless and, as a result, was removed as a defendant in the case. We were not part of the settlement discussions and the terms of the settlement are not public.

The Court has not yet issued a final judgment on the suit since there are still matters pending before the Court. Following the issuance of the jury verdict, a non-jury trial for inequitable conduct was held. In this case, which concluded on July 26, 2005 and is pending before the Court, bcgi argued that the Freedom Wireless patents are unenforceable because Freedom breached its duty of candor and good faith to the Patent and Trademark Office (PTO) by knowingly withholding material prior art from the PTO. The Court has ordered the plaintiff and defendants to file proposed findings of fact and conclusions of law with the Court no later than August 15, 2005. If the Court rules in favor of us and our co-defendants in the inequitable conduct trial, the patents held by Freedom Wireless would become unenforceable, a decision that Freedom Wireless, Inc. may choose to appeal. We intend to file motions for judgment as a matter of law and a motion for a new trial or, in the alternative as noted above, a reduction in the damages awarded by the jury. We expect that the Court would rule on each of these matters in addition to determining the final judgment on the case in due course, sometime after August 15, 2005.

If the Court rules against us and our co-defendants in the non-jury trial, we expect to appeal the Court’s decision to the Court of Appeals for the Federal Circuit. The appeal process can take 12-18 months or longer. In the event of an appeal, the Court may require the defendants to provide collateral or post a bond. The bond could approximate 110% of the final damages amount, which, depending on the final judgment, could exceed our ability to pay. If we are unable to provide adequate collateral or post a sufficient bond, or an injunction is entered and not stayed, or if we are unable to get an adverse judgment reversed and are unable to negotiate a commercially acceptable license with Freedom Wireless to allow us to continue to provide our products and services, then it will not be possible for us to provide the prepaid wireless or Real-Time Billing service as currently offered in the United States. In that event, we may not be able to continue our ongoing operations or may need to seek protection under Chapter 11 of the U. S. Bankruptcy Code. If the plaintiff files for an injunction, the Court could rule that we may not use the alleged infringing technology.

In order to mitigate the risk that we will be unable to post sufficient collateral on our own, we entered into an agreement with Cingular Wireless LLC, a co-defendant in the case. This agreement is subject to mutual acceptance of an escrow agent and related escrow terms. Under the terms of this agreement, we have agreed to place $41 million into escrow for the purpose of using these funds as security in the event that a bond or other security must be posted for more than $41 million. In exchange for placing the funds into escrow, if a final judgment in the lawsuit is rendered against us and our co-defendants, and the joint and several damages exceed $41 million, Cingular has agreed to post security in the form of an appeal bond or otherwise in an amount that, when added to our $41 million, is determined by the court to be adequate security to stay the execution of the judgment. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against us in May 2005. Cingular originally filed this action in an effort to enforce Cingular’s indemnity rights against us as a result of the Freedom Wireless verdict. This agreement is expected to allow us to proceed with an appeal and potentially avoid exposure to bankruptcy while the appeal is pending, in the event that a final judgment against us in this lawsuit is rendered for joint and several damages that exceed $41 million. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly and severally liable. The agreement does not alter bcgi’s obligation to indemnify Cingular.

While we do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons, in light of the jury verdict we believe it is probable that a loss contingency exists. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specifies that if a loss is probable and can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $24 million with respect to the Freedom Wireless verdict. However, the actual loss, if any, may be significantly higher or lower than the amount accrued.

Freedom Wireless Patent Infringement Lawsuits Against bcgi, Nextel Communications and Alltel Corporation

On May 20, 2005, Freedom Wireless filed two separate lawsuits in the U.S. District Court for the District of Massachusetts, the first against us and Nextel Communications, and the second against us and Alltel Corporation. To date, we have not been served. These lawsuits allege that we and each of our named carrier customers infringe the same two patents held by Freedom Wireless, Inc. and seek damages as well as injunctive relief. We have an obligation to indemnify our customers for damages they may incur with respect to any infringement by our technology. We intend to contest the lawsuits vigorously and believe that we do not infringe these patents and believe that the patents are invalid in light of prior art and other reasons.

Cingular Wireless LLC Indemnification Complaint

On May 23, 2005, a complaint was filed by Cingular Wireless LLC seeking judgment in indemnity against bcgi. The complaint seeks judgment for contractual indemnification against bcgi in an amount equal to Cingular’s money damages and other relief as determined by the Court in the Freedom Wireless patent infringement lawsuit. Cingular has agreed to dismiss, without prejudice, this complaint, subject to the completion of the agreement between bcgi and Cingular to escrow $41 million of bcgi’s cash.

Class Action Lawsuit

In June 2005, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between November 15, 2000 and May 20, 2005. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that we had willfully infringed the Freedom Wireless patents. Within ten days of the appointment of a lead counsel and a lead plaintiff in this case, the parties will submit for the Court’s consideration a proposed schedule for this case, including defendants’ time to respond to the complaint by motion to dismiss or otherwise. We intend to contest the lawsuit vigorously and believe that bcgi and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

Indemnification Complaint

On April 28, 2005, a complaint by Aerotel Corporation was filed against Verizon alleging infringement by Verizon Communications, Verizon Wireless and others of a patent on prepaid technology. Verizon has notified us that we may be asked to indemnify them in this case under our Prepaid Wireless Services Agreement for that portion of any liability specific to Verizon Wireless prepaid offered through use of our services. A subpoena for documents and deposition testimony has been served to us. A subpoena for documents and deposition testimony has been served on us. The complaint does not specify damages as it relates to Verizon Wireless prepaid. The lawsuit is currently in the discovery phase and at this time it is not possible to determine the potential course of outcome of this indemnification claim.

Other

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2004, our board of directors approved the repurchase by us of up to an aggregate of 2,000,000 shares of our common stock pursuant to our repurchase program. The program expired in June 2005 with a total of 838,500 shares purchased. No shares were repurchased under the repurchase program during the quarter ending June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Shareholders on June 8, 2005. At our Annual meeting, the following actions were taken:

1.	The shareholders elected three Class III Directors to serve three-year terms. The table below outlines the voting results:

	Number of Shares/Votes
	For	Withheld
Paul J. Tobin	15,145,073	1,299,583
E.Y. Snowden	15,315,653	1,129,003
Brian E. Boyle	15,038,205	1,406,451

In addition, Gerald McGowan, Gerald Segel, Daniel E. Somers, James A. Dwyer, Jr., Paul R. Gudonis and Frederick E. von Mering are continuing directors.

2.	The shareholders ratified the adoption of our 2005 Stock Incentive Plan by a vote of 6,458,150 shares of Common Stock for, 5,604,703 shares of Common Stock against, and 24,376 shares of Common Stock abstaining.

3.	The shareholders ratified the appointment of Ernst & Young LLP as our registered public accounting firm by a vote of 16,023,363 shares of Common Stock for, 396,465 shares of Common Stock against and 24,828 shares of Common Stock abstaining.

Item 5. Other information

(a) On June 8, 2005, our shareholders ratified the adoption of our 2005 Stock Incentive Plan, the full text of which is attached as Exhibit 10.1.

(b) None

Item 6. Exhibits

Exhibits

10.1	2005 Stock Incentive Plan

10.2	Form of Nonstatutory Stock Option Agreement for employees pursuant to the Company’s 2005 Stock Incentive Plan

10.3	Form of Nonstatutory Stock Option Agreement for Directors pursuant to the Company’s 2005 Stock Incentive Plan

10.4	Form of Restricted Stock Agreement for Directors pursuant to the Company’s 2005 Stock Incentive Plan

10.5	Form of Restricted Stock Agreement Granted Under 2005 Stock Incentive Plan

10.6	Form of Incentive Stock Option Agreement for Executive Officers pursuant to the Company’s 2005 Stock Incentive Plan

10.7	PureSight Asset Purchase Agreement, dated May 20, 2005, between Cellular Express Inc. and bcgi Technologies Ltd., as Buyers, and Puresight, Inc. and PureSight Ltd. as sellers

10.8	Change of Control Agreement between the Company and Thomas M. Erskine, dated May 3, 2005

10.9	Change of Control Agreement between the Company and Ersin Galioglu, dated May 3, 2005

10.10	Change of Control Agreement between the Company and James Anderson, dated May 3, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005

Boston Communications Group, Inc.
(Registrant)

By:	/s/ Karen A. Walker
Karen A. Walker
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)