Form 10-Q
period 2005-09-30
BOSTON COMMUNICATIONS GROUP INC
filed 2005-11-09
CIK 1012887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 4, 2005, the Company had outstanding 17,734,607 shares of common stock, $.01 par value per share.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding:

•	Accrued estimated loss from the Freedom Wireless lawsuit;

•	Expectations regarding future settlements, judgments, appeal or bankruptcy;

•	Indemnification obligations to customers;

•	Continued customer concentration and diversification of revenue;

•	Expectations regarding new product offerings and global expansion;

•	Outcome of the class action lawsuit;

•	Subscribers;

•	Entrance of new competitors in the wireless services market;

•	Financing of investments with cash and short-term investments;

•	Interest income; and

•	Defined benefit plan contributions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,335	$9,467
Restricted cash	41,130	—
Short-term investments	24,016	68,285
Accounts receivable, net of allowance of $877 in 2005 and $474 in 2004	15,326	17,358
Tax refund receivable	1,931	—
Deferred income taxes	145	319
Prepaid expenses and other assets	3,727	2,907

Total current assets	94,610	98,336
Property and equipment:
Building, land and leasehold improvements	14,192	14,576
Telecommunications systems & software	101,957	94,900
Furniture and fixtures	810	789
Systems in development	6,922	2,837

	123,881	113,102
Less allowance for depreciation and amortization	70,671	57,543

	53,210	55,559
Intangible assets, net	3,508	2,450
Goodwill	10,275	4,753
Other assets	9,355	6,913

Total assets	$170,958	$168,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,167	$312
Accrued expenses	11,123	13,386
Accrued estimated loss from litigation	64,300	—
Deferred revenue	3,707	3,753
Income taxes payable	—	1,591

Total current liabilities	80,297	19,042
Non-current liabilities:
Accrued pension liability	4,210	3,476
Deferred income taxes	4,280	7,046

Total non-current liabilities	8,490	10,522
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 1,965,000 shares authorized, none issued and outstanding	—	—
Series A junior preferred stock, $.01 par value, 35,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,734,607 and 17,581,625 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	177	176
Additional paid-in capital	104,607	104,070
Deferred compensation	(11)	—
Retained earnings (deficit)	(22,384)	34,430
Accumulated other comprehensive loss	(218)	(229)

Total shareholders’ equity	82,171	138,447

Total liabilities and shareholders’ equity	$170,958	$168,011

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
NET REVENUES	$25,631	$27,020	$77,598	$81,915

EXPENSES:
Cost of revenues*	7,022	6,892	20,492	19,729
Engineering, research and development	5,445	3,694	14,506	10,987
Sales and marketing	3,038	1,567	7,827	5,106
General and administrative	2,699	1,955	7,849	6,166
General and administrative – legal charges	2,305	450	8,834	2,050
Estimated loss from litigation	40,300	—	64,300	—
Depreciation and amortization	5,237	5,894	15,995	16,853

Operating income (loss)	(40,415)	6,568	(62,205)	21,024
Interest income	420	322	1,228	885

Income (loss) before income taxes	(39,995)	6,890	(60,977)	21,909
Provision/(benefit) for income taxes	590	2,722	(4,163)	8,655

Net income (loss) from continuing operations	(40,585)	4,168	(56,814)	13,254
Net loss from discontinued operations	—	—	—	(11)

Net income (loss)	$(40,585)	$4,168	$(56,814)	$13,243

Basic net income (loss) per share:
Continuing operations	$(2.29)	$0.24	$(3.22)	$0.73
Net income (loss)	$(2.29)	$0.24	$(3.22)	$0.73
Weighted average common shares outstanding	17,734	17,534	17,659	18,035

Diluted net income (loss) per share:
Continuing operations	$(2.29)	$0.24	$(3.22)	$0.72
Net income (loss)	$(2.29)	$0.24	$(3.22)	$0.72
Weighted average common shares outstanding	17,734	17,732	17,659	18,395

*	exclusive of depreciation and amortization, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(56,814)	$13,254
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization	15,995	16,853
Deferred income taxes	(2,592)	1,458
Accrued estimated loss from litigation	64,300	—
Other non-cash expense	12	—
Changes in operating assets and liabilities:
Restricted cash	(41,130)	—
Accounts receivable, net	2,240	1,607
Tax refund receivable	(1,931)	—
Prepaid expenses and other assets	(1,101)	(1,148)
Accounts payable, accrued expenses and deferred revenue	(1,340)	(4,020)
Income taxes payable	(1,591)	(409)
Other non-current liabilities	734	659

Net cash provided by (used in) operating activities of continuing operations	(23,218)	28,254
Loss from discontinued operations	—	(11)
Net change in operating assets and liabilities of discontinued operations	—	(303)

Net cash used in operating activities of discontinued operations	—	(314)

Net cash provided by (used in) operations	(23,218)	27,940

INVESTING ACTIVITIES
Acquisition of business	(6,634)	—
Payment of earnout of acquired business	(894)	(424)
Purchases of short-term investments	(40,528)	(48,739)
Sales of short-term investments	84,808	53,511
Purchase of long-term investments	(2,134)	(2,017)
Purchases of property and equipment	(13,047)	(13,904)

Net cash provided by (used in) investing activities	21,571	(11,573)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	21	424
Proceeds from issuance of common stock	494	627
Repurchase of common stock	—	(8,181)

Net cash provided by (used in) financing activities	515	(7,130)

Increase (decrease) in cash and cash equivalents	(1,132)	9,237
Cash and cash equivalents at beginning of period	9,467	2,960

Cash and cash equivalents at end of period	$8,335	$12,197

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,819	$7,870

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

On May 20, 2005, the jury in the Freedom Wireless, Inc. prepaid patent infringement lawsuit issued a verdict of $128 million against the Company and the other co-defendants, including Cingular Wireless, for past damages through December 31, 2004, an amount which exceeds the Company’s ability to pay. On October 12, 2005, the U.S. District Court for the District of Massachusetts (the “District Court”) granted Freedom Wireless’ request for injunctive relief. The Company filed an emergency motion with the District Court to clarify and stay the injunction pending appeal. The District Court denied the motion on November 9, 2005 and the Company expects to appeal that decision with the U.S. Court of Appeals for the Federal Circuit (“Appeals Court”). If a stay is granted, the Company may be required to provide security for the estimated amount of royalties due for the estimated timeframe through the date of the ruling on appeal. If the Company is unable to provide adequate collateral, or an injunction is not stayed, or if the Company is unable to get an adverse judgment reversed, then it may not be possible for the Company to provide the prepaid wireless or Real-Time Billing service bureau as currently offered in the United States. In that event, the Company may not be able to continue its ongoing operations or may need to seek protection under the U. S. Bankruptcy Code. If the injunction is not stayed, the injunction could prohibit the Company from providing its prepaid services to approximately 3.0 million prepaid subscribers of Cingular Wireless and other carriers serviced by the Company, representing approximately 64% of the Company’s total revenue for the three months ended September 30, 2005.

The District Court denied Freedom Wireless’ motion to award attorneys fees and enhanced damages awarded by the jury, including treble damages. However, the District Court granted Freedom Wireless’ request to add prejudgment interest and other costs totaling $20.1 million, bringing the total joint liability to $148.1 million. Interest and damages for infringement by the Company and Cingular from January 1, 2005 through August 31, 2005, may also be awarded and the Company believes the amount would be approximately $15.0 million. The Company is appealing the entire judgment. Based on management’s assessment of the potential outcomes of the case and in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), the Company has accrued an estimated loss of $64.3 million with respect to the Freedom Wireless litigation, excluding the Company’s legal costs which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued. See Note 4 for a more detailed discussion of this and other litigation.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

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

In connection with the Freedom Wireless judgment discussed in Note 4 to the Condensed Consolidated Financial Statements, in July 2005 the Company entered into a Funding of Security for Appeal Agreement (“Appeal Agreement”) with Cingular Wireless whereby the Company placed $41 million in escrow as security for any potential joint liability associated with the litigation. At September 30, 2005, this escrow amount (including interest earned to date) totaled $41.1 million and is recorded as restricted cash.

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

Legal Costs

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company expenses legal costs related to the Freedom Wireless lawsuits as incurred due to the lengthy and unpredictable nature of this litigation, which has made it difficult to continue to reasonably estimate legal costs for the litigation. In addition, the Company expenses legal costs related to the Verizon Contractual Indemnification as incurred due to the unpredictable nature of this matter, which makes it difficult to reasonably estimate legal costs. Other litigation will continue to be accounted for in accordance with the Company’s accounting policy, and generally, the Company develops an estimate of probable costs in consultation with the Company’s outside legal counsel who is handling the case. There can be no assurance that the Company’s expenses will not exceed its estimates.

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

The income tax provision for the three months ended September 30, 2005 was $590,000, compared to an income tax provision of $2.7 million (39.5% effective tax rate) for the three months ended September 30, 2004. The provision recorded in the current quarter primarily reflects the valuation allowance for deferred tax assets that may not be realizable due to current operating losses being incurred as a result of the Freedom Wireless judgment. The income tax benefit for the nine months ended September 30, 2005 was $4.2 million, compared to an income tax provision of $8.7 million (39.5% effective tax rate) for the nine months ended September 30, 2004. The benefit recorded in the current year reflects the Company’s assessment of its ability to realize the tax benefit from the ultimate loss, if any, from the Freedom Wireless judgment.

Comprehensive Income (Loss)

Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the condensed consolidated statements of shareholders’ equity.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(40,585)	$4,168	$(56,814)	$13,243
Securities valuation adjustment, net of tax	(15)	125	34	(101)
Foreign currency translation, net of tax	(22)	—	(23)	—

Comprehensive income (loss)	$(40,622)	$4,293	$(56,803)	$13,142

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short and long-term investments and accounts receivable.

The Company maintains cash, cash equivalents, restricted cash, short-term investments and long-term investments primarily with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution, thereby mitigating credit risk. The restricted cash of $41.1 million is maintained with one financial institution, as required by the escrow agreement.

The Company’s managed services business allows wireless operators throughout the United States to utilize its real-time billing capabilities, enabling such operators to offer prepaid wireless calling to their subscribers, offer various ways to replenish their accounts and to purchase digital content. Wireless operators also utilize the Company’s managed services business to provide their subscribers with a monthly postpaid wireless bill. In addition, the Company sells licensed systems on a global basis, most recently in North and South America and Africa, however the Company is in the process of expanding its sales territories through Europe, Latin America and Asia, among other areas. The Company generally does not require collateral from its customers, although upfront payments for a portion of the total sale are typically required prior to shipment. In addition, certain software is licensed to distributors, who pay licensing fees to the Company as they sell the software to their customers.

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

The Company also capitalizes internal software development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The Company ceases capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. The Company continually evaluates the recoverability of capitalized costs and if the success of new product releases is less than it anticipates, then a write-down of capitalized costs may be made which could adversely affect its results in the reporting period in which the write-down occurs.

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

As a result of the Freedom Wireless lawsuit judgment discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company performed an asset impairment test for its long-lived assets and goodwill as of June 30, 2005 and September 30, 2005 and concluded that no impairment existed.

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

During the first quarter of 2005, the Company accelerated the vesting of certain unvested stock options. These stock options were awarded to employees, officers and directors under the Company’s 2000 Stock Option Plan and 2004 Stock Incentive Option Plan and had exercise prices that were greater than $7.75 per share. Options to purchase 866,331 shares of the Company’s Common Stock became exercisable immediately as a result of the vesting acceleration. The aggregate number of options to purchase shares of the Company’s Common Stock held by directors and executive officers that were accelerated pursuant to this acceleration is

310,496. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized an additional $1.8 million of stock-based compensation for all options whose vesting was accelerated. The Company took this action because it will limit the negative impact on the Company’s results from operations beginning in 2006 when FAS 123(R) takes effect for the Company.

Since the Company accelerated vesting as described above for the first quarter of 2005, the pro forma expense for the nine months ended September 30, 2005 is substantially higher than normal levels, and the pro forma expense for the three months ended September 30, 2005 is somewhat lower than typical levels.

Had compensation expense for the Company’s Stock Plans been determined consistent with FAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per-share information):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(40,585)	$4,168	$(56,814)	$13,243
Add: Stock-based employee compensation expense included in reported net income (loss)	12	—	12	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	177	584	2,764	1,832

Pro forma net income (loss)	$(40,750)	$3,584	$(59,566)	$11,411

Basic net income (loss) per share:
As reported	$(2.29)	$0.24	$(3.22)	$0.73
Pro forma	$(2.30)	$0.20	$(3.37)	$0.63
Diluted net income (loss) per share:
As reported	$(2.29)	$0.24	$(3.22)	$0.72
Pro forma	$(2.30)	$0.20	$(3.37)	$0.62

Basic and Diluted Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents. For purposes of computing diluted earnings (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. In addition, during loss periods, no stock options are included as their effect would be anti-dilutive. Accordingly, for the three months ended September 30, 2005 and 2004, options to purchase 3,930,000 and 1,636,000 shares, respectively, of Common Stock have been excluded from the computation. In addition, for the nine months ended September 30, 2005 and 2004, options to purchase 3,930,000 and 1,246,000 shares, respectively, of Common Stock have been excluded from the computation.

The following table sets forth a reconciliation of basic and diluted shares for the three and nine months ended September 30 (unaudited and in thousands except for shares):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Denominator:
Denominator for basic net income (loss) per share	17,734	17,534	17,659	18,035
Effect of dilutive employee stock options	—	198	—	360

Denominator for diluted net income (loss) per share	17,734	17,732	17,659	18,395

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

Legal

Freedom Wireless Patent Infringement Lawsuit

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of its current or former carrier customers (including Verizon Wireless, Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) in the United States District Court in Massachusetts (“District Court”). On May 20, 2005, a jury determined that the Company and certain of the other defendants infringed or are infringing the two Freedom Wireless patents. The jury damages award was in the total amount of $128 million for past damages through December 31, 2004. In August 2005 the Company filed a motion asking the District Court to order a new trial on damages or to reduce the level of damages awarded, which was denied by the District Court and judgment was entered for $128 million, plus interest and costs.

In July 2005, the Company entered into a Funding of Security for Appeal (“Appeal Agreement”) with Cingular Wireless whereby the Company placed $41 million into escrow for the purpose of using these funds as security for Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds in the amount required by the District Court to stay the execution of the amount of the judgment that concerns the joint infringement by the Company and Cingular, pending appeal. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against the Company in May 2005. Cingular filed this action in an effort to enforce Cingular’s indemnity rights against the Company as a result of the Freedom Wireless judgment. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. The Appeal Agreement does not alter the Company’s obligation to indemnify Cingular. At September 30, 2005, this escrow amount (including interest earned to date) totaled $41.1 million and is recorded as restricted cash.

The Company posted a bond to stay the execution of the amount of the judgment that concerns the joint infringement by the Company and Western Wireless, pending appeal.

In October, 2005, the District Court denied Freedom Wireless’ motion to award attorneys fees and enhanced damages, including treble damages. However, the District Court granted Freedom Wireless’ request to add prejudgment interest at the prime rate and other costs totaling $20.1 million to the original judgment, bringing the total joint liability of the Company and Cingular (which includes AT&T Wireless Services and CMT Partners) to $147.8 million and the Company and Western Wireless to $297,000. Interest and damages for infringement by the Company and Cingular from January 1, 2005 to August 31, 2005 may also be awarded and the Company believes the amount would be approximately $15.0 million.

On October 12, 2005, the District Court granted Freedom Wireless’ request for injunctive relief, which Freedom has claimed enjoins the Company and the co-defendants individually, jointly, or in concert with any third party, other than a licensee of Freedom Wireless, from making, using, selling or offering to sell three implementations of its U.S. service bureau, multi-frequency (MF), common channel signaling system seven (SS7), and pre-intelligent network (pre-IN), or any systems that are not colorably different. The Court allowed the Company and the co-defendant carriers in the case a 90-day grace period, during which the defendants would be required to pay Freedom Wireless a license fee equivalent to 2.5 cents per minute of use. On average, the Company currently charges its customers approximately 1 cent per minute of use, which includes a full suite of real-time billing, rating and support services using the Company’s proprietary software and network.

The Company filed an emergency motion with the District Court to clarify the terms of the injunction and to stay the injunction pending appeal. The motion was denied by the District Court on November 9, 2005. The Company expects to immediately appeal that decision to the U.S. Court of Appeals for the Federal Circuit (“Appeals Court”) and seek a stay of the injunction while the appeal of the entire judgment is pending.

If a stay is granted, the Company may be required to provide security for the estimated amount of royalties due for the estimated timeframe through the date of the ruling on appeal. If this amount exceeds the Company’s ability to secure or if the Company is required to post a bond and is unable to do so, the Company may need to seek protection under the U. S. Bankruptcy Code unless the District Court or Appeals Court dispense with such security. If the injunction is not stayed pending appeal, the injunction would prohibit the Company from providing the MF, SS7 and pre-IN implementations of its prepaid wireless service bureau to the Company’s customers who are not licensees of Freedom Wireless in the United States. The injunction could cause irreparable harm to the Company’s business, as it would apply to approximately 3.0 million prepaid subscribers, including Cingular Wireless and other carriers serviced by the Company, who represented approximately 64% of the Company’s total revenues for the three months ended September 30, 2005. In those circumstances, the Company would likely be required to seek protection under the U.S. Bankruptcy Code. In addition, if the injunction is left standing, or if we must provide security and are unable to do so, our carriers may try to cancel their contracts with us, or we may not be able to fulfill the contractual terms of our contracts.

The Company has filed an appeal with the Appeals Court. The appeal process may take 12 to 18 months or longer. In order to appeal, the defendants have posted bonds to cover 110% of the current damages amount. If the Appeals Court determines that royalties must be secured for non-defendant customers as a condition for staying the injunction, the amount of the security could be the Company’s sole responsibility and could exceed the Company’s ability to pay. If the Company is unable to provide adequate collateral, or an injunction is not stayed, or if the Company is unable to get an adverse judgment reversed, then it may not be possible for the Company to provide the prepaid wireless or Real-Time Billing service bureau as currently offered in the United States. In that event, the Company may not be able to continue its ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

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

While the Company continues to believe that it does not infringe the Freedom Wireless patents and believes that the patents are invalid in light of prior art and other reasons, in light of the adverse judgment, the Company believes it is probable that a loss has been incurred. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on managements’ assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, the Company accrued an estimated loss of $24.0 million in the quarter ended June 30, 2005 and an additional $40.3 million estimated loss in the quarter ended September 30, 2005, for a total estimated loss of $64.3 million with respect to the Freedom Wireless judgment. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be as high as approximately $163 million, which exceeds the Company’s ability to pay, and may continue to increase, depending on the status of the injunction against the Company.

Freedom Wireless Patent Infringement Lawsuits Against the Company, Nextel Communications and Alltel Corporation et al

Subsequent to the jury verdict, Freedom Wireless filed two separate lawsuits in the District Court, the first against the Company and Nextel Communications, and the second against the Company and Alltel Corporation and several other carrier customers of the Company. These lawsuits allege that the Company and each of its named carrier customers infringe the same two prepaid patents held by Freedom Wireless and seek damages as well as injunctive relief. The Company has an obligation to indemnify its customers for damages they may incur with respect to any infringement by the Company’s technology. The Company intends to contest the lawsuits vigorously and believes that it does not infringe these patents and believes that the patents are invalid in light of prior art and other reasons.

Cingular Wireless Indemnification Complaint

On May 23, 2005, a complaint was filed by Cingular Wireless seeking judgment in indemnity against the Company. The complaint seeks judgment for contractual indemnification against the Company in an amount equal to Cingular’s money damages and other relief as determined by the District Court in the Freedom Wireless patent infringement lawsuit. As discussed above, upon entering into the Appeal Agreement, Cingular agreed to dismiss, without prejudice, this complaint.

Class Action Lawsuit

In June 2005, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against the Company, the Company’s Chief Executive Officer and its Chief Financial Officer on behalf of persons who purchased its common stock between November 15, 2000 and May 20, 2005. The complaint was amended on October 12, 2005 to modify the commencement date to June 6, 2002. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that the Company had willfully infringed the Freedom Wireless patents. The Company is due to respond to the amended complaint on December 2, 2005. The Company intends to contest the lawsuit vigorously and believes that it and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

Verizon Contractual Indemnification

On April 28, 2005, a complaint by Aerotel Corporation was filed against Verizon alleging infringement by Verizon Communications, Verizon Wireless and others of a patent on prepaid technology. The Company is not named in the complaint. Verizon has notified the Company that the Company may be asked to indemnify them in this case under the Company’s Prepaid Wireless Services Agreement for that portion of any liability specific to Verizon Wireless prepaid offered through the use of the Company’s service. A subpoena for documents and deposition testimony has been served on the Company. The complaint does not specify damages as it relates to Verizon Wireless prepaid. The lawsuit is currently in the discovery phase and at this time it is not possible to determine the potential outcome of this indemnification claim.

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

5.	Shareholders’ Equity

Common Stock Purchase Rights

On September 6, 2005, the Board of Directors of the Company declared a dividend of one right (each, a “Right”) for each outstanding share of the Company’s common stock, $.01 par value per share (the “Common Stock”), to shareholders of record at the close of business on September 19, 2005 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share (the “Series A Junior Preferred Stock”), at a purchase price of $35.00 (the “Purchase Price”) in cash, subject to adjustment.

Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of Common Stock, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock, and the distribution date (the “Distribution Date”) will occur, upon the earlier of (i) the close of business on the tenth business day (or such later date as may be determined by the Board of Directors) following the later of (a) the first date of a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such (the “Stock

Acquisition Date”) or (ii) the close of business on the tenth business day (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer (other than a Permitted Offer (as defined in the Rights Agreement)) that would result in a person or group beneficially owning 15% or more of the outstanding shares of Common Stock. The Distribution Date may be deferred in circumstances determined by the Board of Directors. In addition, certain inadvertent acquisitions will not trigger the occurrence of the Distribution Date. Until the Distribution Date (or earlier redemption or expiration of the Rights), (i) the Rights will be evidenced by the Common Stock certificates outstanding on the Record Date, together with a Summary of Rights to be mailed to record holders, or by new Common Stock certificates issued after the Record Date which contain a notation incorporating the Rights Agreement by reference, (ii) the Rights will be transferred with and only with such Common Stock certificates, and (iii) the surrender for transfer of any certificates for Common Stock outstanding (with or without a copy of the Summary of Rights or such notation) will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

The Rights are not exercisable until the Distribution Date and will expire upon the close of business on September 6, 2015 (the “Final Expiration Date”) unless earlier redeemed or exchanged. In the event that any person becomes an Acquiring Person, unless the event causing the 15% threshold to be crossed is a Permitted Offer (as defined in the Rights Agreement), then, promptly following the first occurrence of such event, each holder of a Right (except as provided below and in Section 7(e) of the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of Common Stock at the date of the occurrence of such event. However, Rights are not exercisable following such event until such time as the Rights are no longer redeemable by the Company as described below. Notwithstanding any of the foregoing, following the occurrence of such event, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. The event summarized in this paragraph is referred to as a “Section 11(a)(ii) Event.”

In the event that, at any time after any person becomes an Acquiring Person, (i) the Company is consolidated with, merged with and into, or consummates a share exchange with, another entity, and the Company is not the surviving or acquiring entity of such consolidation, merger or share exchange (other than a transaction that follows a Permitted Offer) or if the Company is the surviving or acquiring entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) of such common stock at the date of the occurrence of the event. The events summarized in this paragraph are referred to as “Section 13 Events.” A Section 11(a)(ii) Event and Section 13 Events are collectively referred to as “Triggering Events.”

At any time after the occurrence of a Section 11(a)(ii) Event, when no person owns a majority of the Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or one one-thousandth of a share of Series A Junior Preferred Stock (or of a share of a class or series of the Company’s Preferred Stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

The Purchase Price payable, and the number of units of Series A Junior Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series A Junior Preferred Stock, (ii) if holders of the Series A Junior Preferred Stock are granted certain rights or warrants to subscribe for Series A Junior Preferred Stock or convertible securities at less than the then-current market price (as defined in the Rights Agreement) of the Series A Junior Preferred Stock, or (iii) upon the distribution to holders of the Series A Junior Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings) or of subscription rights or warrants (other than those referred to above). The number of Rights associated with each share of Common Stock is also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional shares of Series A Junior Preferred Stock (other than fractions which are integral multiples of one one-thousandth of a share of Series A Junior Preferred Stock) will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Series A Junior Preferred Stock on the last trading date prior to the date of exercise.

Series A Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Junior Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors, a minimum preferential quarterly dividend payment of $10 per share or, if greater, an aggregate dividend of 1,000 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Series A Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share, plus an amount equal to accrued and unpaid dividends, and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Series A Junior Preferred Stock will have 1,000 votes, voting together with the Common Stock. In the event of any merger, consolidation, share exchange or other transaction in which Common Stock is changed or exchanged, each share of Series A Junior Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions. Because of the nature of the Series A Junior Preferred Stock’s dividend, liquidation and voting rights, the value of one one-thousandth of a share of Series A Junior Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. Although the distribution of the Rights should not be taxable to shareholders or to the Company, shareholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company or for common stock of the acquiring company as set forth above.

Any provision of the Rights Agreement, other than the redemption price, may be amended by the Board prior to such time as the Rights are no longer redeemable. Once the Rights are no longer redeemable, the Board’s authority to amend the Rights is limited to correcting ambiguities or defective or inconsistent provisions in a manner that does not adversely affect the interest of holders of Rights.

The Rights are intended to protect the shareholders of the Company in the event of an unfair or coercive offer to acquire the Company and to provide the Board with adequate time to evaluate unsolicited offers.

6.	Segment Reporting and Discontinued Operations

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the Chief Operating Officer. Historically, the Company’s reportable operating segments consisted of Billing and Transaction Processing Services, Roaming Services and Prepaid Systems. The Company’s Billing and Transaction Processing Services solutions allowed wireless carriers to access the Company’s managed services network and transaction processing platform, enabling such carriers to offer prepaid wireless calling, replenishment capabilities and postpaid billing and customer care to their subscribers. The Roaming Services solution provided wireless carriers the ability to generate revenues from subscribers who were not covered under traditional roaming agreements by arranging payment for roaming calls. The Prepaid Systems solution assembled and marketed prepaid systems to international wireless operators. Beginning in 2004, Prepaid Systems was no longer reported as a separate segment, as it was deemed to be not material, representing less than 10% of consolidated revenues, total assets and operations for all periods presented.

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

In the second quarter of 2005, the Company realigned its operating units to consist of bcgi Payment, bcgi Access Management, Real-Time Billing and Voyager Billing. A general manager has been assigned to manage each of these businesses which are classified as operating units. Revenues for each business are recorded and tracked separately. The Company is currently in the process of determining direct and indirect cost allocations to these businesses and, as such, does not currently possess operating financial results in accordance with the disclosures required by SFAS 131. The Company anticipates that sufficient reliable and consistent information will be available in 2006. Until such information is available, the Company cannot disclose the information required by FAS No. 131. Revenues for the Company’s operating units are as follows (unaudited and in thousands):

	Three months ended September 30,
	2005		2004
	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Real-Time Billing	$23,007	90%	$25,523	94%
Other	2,624	10%	1,497	6%

Total net revenues	$25,631	100%	$27,020	100%

	Nine months ended September 30,
	2005		2004
	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Real-Time Billing	$70,710	91%	$77,951	95%
Other	6,888	9%	3,964	5%

Total net revenues	$77,598	100%	$81,915	100%

7.	Retirement Plans

The Company offers a defined benefit retirement plan (the “Plan”) for certain executives. Contributions are based on periodic actuarial valuations and are charged to the Condensed Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of the executives as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87). The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the Plan are based on years of service and compensation.

The components of net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 are as follows (unaudited and in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Components of net periodic benefit costs
Service cost	$127	$109	$383	$362
Interest cost	72	58	216	220
Amortization of unrecognized net prior service cost	45	31	135	77

Net periodic benefit costs	$244	$198	$734	$659

8.	Acquisition

In June 2005, the Company acquired the assets and certain liabilities of PureSight, Inc. and its Israeli subsidiary, PureSight LTD. (PureSight), a provider of advanced content recognition solutions for mobile operators, ISPs and enterprises. The Company paid $6.6 million in cash for PureSight, including acquisition costs. Management determined the fair value of the assets and certain liabilities acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer contracts and relationships and non-compete agreements, the estimated life of the technology acquired and other factors. Identifiable intangible assets of $1.6 million consist of acquired technology, customer contracts and relationships, trademarks and non-compete agreements and are being amortized over four to seven years. The results of operations of PureSight are included in the Company’s Condensed Consolidated Statement of Operations from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We develop products and services that enable wireless operators to fully realize the potential of their networks. Our access management, billing, payment and network solutions help operators rapidly deploy and manage innovative voice and data services for subscribers. Available as licensed products and fully managed services, our solutions power wireless operators and enable mobile virtual network operators (“MVNOs”) with market-leading implementations of prepaid wireless, postpaid billing, wireless account funding and m-commerce. We provide our fully managed services and licensed products domestically to U.S. wireless operators. Internationally, we offer our products to wireless operators on a licensed basis. We sell our products and services to wireless operators through our direct sales force in the United States and through both direct and indirect channels internationally.

We generate revenues from our Real-Time Billing product as a managed service principally by processing prepaid wireless minutes or as a percentage of wireless customer revenue. Real-Time Billing services revenues are recorded net of outage penalties that we may incur based on contracted service level agreements with the wireless operators. We also generate revenues from other transactions processed, including Push to Talk, Short Message Service (SMS) and other data services. Additionally, whether deployed on a managed service basis or licensed basis, we generate revenues from software licensing, implementations and special development services. These revenues are typically recognized over the term of the contract for managed services customers and at the time of shipment or completion for licensed sales.

Our Voyager Billing revenues are earned by generating a subscriber’s monthly bill.

While there have been no significant bcgi Access Management revenues related to our Mobile Guardian products to date, we expect that we will generate revenues from these products by charging wireless operators on a per subscriber per month basis, or on a one-time subscriber license basis.

For bcgi Payment, domestically we typically generate revenues by charging wireless operators a transaction fee for the services performed and paying the financial partners a fee for enabling the transaction. Internationally, we license technology to wireless operators to support their payment processing needs.

Our net revenues decreased 5% to $25.6 million in the third quarter of 2005 compared to $27.0 million in the third quarter of 2004 and decreased 5% to $77.6 million for the nine months ended September 30, 2005 compared to $81.9 million for the nine months ended September 30, 2004. Our net loss was $40.6 million in the third quarter of 2005 compared to $4.2 million in net income in the third quarter of 2004 primarily due to:

•	The additional accrual of $40.3 million for the estimated loss from the Freedom Wireless judgment recorded in accordance with FAS 5;

•	Lower revenue from the loss of Verizon and Cingular subscribers;

•	Additional costs from our acquisition of PureSight;

•	Legal costs related to the Freedom Wireless litigation; and

•	Investments in international sales and development.

Principally due to the $64.3 million estimated loss from the Freedom Wireless judgment and the $8.8 million of legal expenses related to the Freedom Wireless litigation, we incurred a $56.8 million net loss for the nine months ended September 30, 2005 compared to $13.2 million in net income for the nine months ended September 30, 2004.

On May 20, 2005, a jury in the Freedom Wireless patent infringement lawsuit issued a verdict of $128 million against us and the other co-defendants, including Cingular Wireless, for past damages through December 31, 2004, an amount which exceeds our ability to pay. In July 2005, bcgi entered into a Funding of Security for Appeal (“Appeal Agreement”) with Cingular Wireless whereby we placed $41 million into escrow for the purpose of using these funds as security for Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds in the amount required by the District Court to stay the execution of the amount of judgment that concerns the joint infringement by bcgi and Cingular, pending appeal. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against bcgi in May 2005. Cingular filed this action in an effort to enforce Cingular’s indemnity rights against the Company as a result of the Freedom Wireless judgment. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. The Appeal Agreement does not alter bcgi’s obligation to indemnify Cingular. At September 30, 2005, this escrow amount (including interest earned to date) totaled $41.1 million and is recorded as restricted cash.

On October 12, 2005, the U. S. District Court for the District of Massachusetts (“District Court”) granted Freedom Wireless’ request for injunctive relief enjoining us from offering three implementations of our U.S. managed services offering to any wireless carrier other than a licensee of Freedom Wireless, subject to a 90-day grace period. During the 90-day grace period, the defendants would be required to pay Freedom Wireless a license fee equivalent to 2.5 cents per minute of use. In order to mitigate the severe impact of this injunction, we filed an emergency motion with the District Court to request a stay of the injunction pending appeal. On November 9, 2005, the stay was denied by the District Court. We expect to immediately appeal that decision to the U.S. Court of Appeals for the Federal Circuit (“Appeals Court”) and seek a stay of the injunction while the appeal of the judgment is pending. If the injunction is not stayed, the injunction would prohibit us from providing the MF, SS7, and pre-IN implementations of our prepaid wireless services to our customers in the United States, which represented approximately 64% of our total revenue for the three months ended September 30, 2005.

In October, 2005, the District Court denied Freedom Wireless’ motion to award attorneys fees and enhanced damages, including treble damages. However, the District Court granted Freedom Wireless’ request to add prejudgment interest at the prime rate and other costs totaling $20.1 million to the original judgment, bringing the total joint liability of bcgi and Cingular (which includes AT&T Wireless Services and CMT Partners) to $147.8 million and the Company and Western Wireless to $297,000. Interest and damages for infringement by bcgi and Cingular from January 1, 2005 through August 31, 2005 may also be awarded and we believe that the amount would be approximately $15.0 million.

Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $24.0 million in the quarter ended June 30, 2005 and an additional $40.3 million estimated loss in the quarter ended September 30, 2005, for a total estimated loss of $64.3 million with respect to the Freedom Wireless judgment, excluding our legal charges which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be as high as approximately $163 million, which exceeds our ability to pay, and may continue to increase, depending on the status of the injunction against us.

We have filed an appeal of the entire case with the Appeals Court. The appeal process may take 12 to 18 months or longer. In order to appeal, the defendants have posted bonds to cover 110% of the current damages amount. If the Appeals Court determines that royalties must be secured for non-defendant customers as a condition for staying the injunction, the amount of the security could be our sole responsibility and could exceed our ability to pay. If we are unable to provide adequate collateral, or an injunction is not stayed, or if we are unable to get an adverse judgment reversed, then we will not be able to provide the prepaid wireless or Real-Time Billing service bureau as currently offered in the United States. In that event, we may not be able to continue our ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

The potential outcomes vary greatly and could include any of the following:

•	If the injunction is not stayed or if security is required to be posted for royalties that exceed our ability to pay, we would need to negotiate a settlement and/or a license with Freedom Wireless or would likely need to seek protection under the U.S. Bankruptcy Code.

•	If the Appeals Court overturns the judgment of infringement, the Appeals Court could either rule that bcgi would have no liability to Freedom Wireless or that the case would be returned to the District Court for a new trial on infringement.

•	If the Appeals Court overturns the judgment that the patents held by Freedom Wireless were valid or enforceable, the Appeals Court could either rule that bcgi would have no liability to Freedom Wireless, or the case could be returned to the District Court for a new trial on the issue of invalidity or unenforceability.

•	If the Appeals Court rules in favor of Freedom Wireless, we would need to seek protection under the U.S. Bankruptcy Code.

•	The parties may enter into a settlement agreement.

In 2004, Verizon Wireless began to use its own internal prepaid billing platform, and began adding new subscribers and converting existing subscribers from our Real-Time Billing solution to its platform. Conversions have been ongoing and are expected to continue into 2006. Additionally, while our Cingular Wireless contract expires in the first half of 2006, the injunction issued by the District Court has required Cingular Wireless to stop adding new subscribers to its TDMA prepaid offering, which is the only prepaid offering that bcgi supports for Cingular Wireless. If the Appeals Court does not stay the injunction, Cingular Wireless will no longer be able to process prepaid wireless calls on our managed services platform as of January 2006.

In September 2005, our Board of Directors declared a dividend of one Right (each, a “Right”) for each outstanding share of our common stock, $.01 par value per share, to shareholders of record at the close of business on September 19, 2005. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value per share, at a purchase price of $35.00 in cash, subject to adjustment.

The Rights are intended to protect our shareholders in the event of an unfair or coercive offer to acquire us and to provide the Board with adequate time to evaluate unsolicited offers. The Rights may have anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire us without conditioning the offer on a substantial number of Rights being acquired. The Rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of bcgi and our shareholders, as determined by the Board. The Rights should not interfere with any merger or other business combination approved by the Board.

We have not provided guidance for the remainder of 2005 or beyond since we cannot anticipate the impact of the Freedom Wireless litigation and related injunction and other factors, including the fact that Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. We plan to continue to invest in and focus on our customer and product diversification strategy that includes investment in all of our new and existing products that we are marketing on a global basis.

Segment Data

(unaudited and in thousands)

	Three months ended September 30,
	2005		2004
	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Real-Time Billing	$23,007	90%	$25,523	94%
Other	2,624	10%	1,497	6%

Total net revenue	$25,631	100%	$27,020	100%

	Nine months ended September 30,
	2005		2004
	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Real-Time Billing	$70,710	91%	$77,951	95%
Other	6,888	9%	3,964	5%

Total net revenue	$77,598	100%	$81,915	100%

Revenues

Real-Time Billing

Our net revenues from Real-Time Billing decreased by 10% in the third quarter of 2005 compared to the third quarter of 2004. While the subscribers on the bcgi platform increased by 129,000 from the same quarter in the previous year, bringing the our total subscriber count to 4.0 million as of September 30, 2005, revenue decreased primarily because the average billed rate per minute declined by approximately 29% for the third quarter of 2005 compared to the same quarter in the previous year. The decline in our average billed rate per minute was principally due to lower contractual rates and volume discounts for customers who signed contracts recently and who represent a larger percentage of total Real-Time Billing revenues.

Our net revenues from Real-Time Billing decreased by 11% in the nine month period ended September 30, 2005 compared to the same period in 2004. The decrease in revenues was due primarily to our average prepaid subscriber base decreasing by 100,000, yielding average subscribers of 3.9 million for the nine month period ended September 30, 2005, and to the decrease in the average billed rate per minute. The decrease in our average prepaid subscriber base is due primarily to subscriber losses from Verizon Wireless and Cingular Wireless exceeding the number of subscriber additions from Nextel Communications and other customers. The Real-Time Billing average billed rate per minute declined by approximately 20% for the nine months ended September 30, 2005 compared to the same nine month period in the previous year. The decline in the average billed rate per minute is due primarily to lower contractual rates for customers who signed contracts more recently and who represent a larger percentage of total Real-Time Billing revenue.

If the injunction is left standing, the injunction could prohibit us from providing our prepaid wireless services to carriers in the United States who are not licensees of Freedom Wireless, which represented approximately 64% of our total revenue for the three months ended September 30, 2005. If relief from the injunction is granted and a license from Freedom Wireless is not secured, customers who do not want to risk operating without a license from Freedom Wireless may not renew their contracts upon expiration.

In future quarters, we expect our prepaid subscriber base to further decrease, as we anticipate that Verizon Wireless conversions and subscriber churn from Cingular Wireless will exceed subscriber growth from other customers.

Other revenues

Other revenues are generated from our other three operating units, bcgi Payment, bcgi Access Management and Voyager Billing. Our net revenues from these operating units increased by 75% and 77% in the third quarter and first nine months of 2005 compared to the same periods in 2004. The increase in revenues for both the three and nine month periods ended September 30, 2005 was due primarily to our efforts to diversify our revenues with new products and customers.

Nextel Communications, Verizon Wireless and Cingular Wireless accounted for 39%, 24% and 12% of total revenues, respectively, in the third quarter of 2005. In addition, Nextel Communications, Verizon Wireless and Cingular Wireless accounted for 36%, 25% and 16% of total revenues, respectively, in the nine month period ended September 30, 2005.

Cost of total revenues

Cost of total revenues primarily include the salaries and benefits of personnel who support our managed services network and our licensed product offerings, along with costs for maintenance, telecommunications, travel, facilities and other support costs. Cost of total revenues increased to 27% of total revenues in the third quarter of 2005 from 26% in the third quarter of 2004. Cost of total revenues increased to 26% of total revenues in the nine months ended September 30, 2005 from 24% in the same nine month period in 2004. The increase in cost of total revenues in both the three and nine month periods resulted primarily from additional personnel and wages to support our investments in professional services and global licensing, partially offset by decreases in costs for new product launch and facilities.

Operating Data

(unaudited and in thousands)

	Three months ended September 30,
	2005		2004
	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Total net revenues	$25,631	100%	$27,020	100%
Engineering, research and development	5,445	21%	3,694	14%
Sales and marketing	3,038	12%	1,567	6%
General and administrative	2,699	11%	1,955	7%
General and administrative – legal	2,305	9%	450	2%
Estimated loss from litigation	40,300	157%	—	—
Depreciation and amortization	5,236	20%	5,894	22%

	Nine months ended September 30,
	2005		2004
	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Total net revenues	$77,598	100%	$81,915	100%
Engineering, research and development	14,504	19%	10,987	13%
Sales and marketing	7,827	10%	5,106	6%
General and administrative	7,849	10%	6,166	8%
General and administrative – legal	8,834	12%	2,050	3%
Estimated loss from litigation	64,300	83%	—	—
Depreciation and amortization	15,995	21%	16,853	21%

Engineering, research and development expenses

Engineering, research and development expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new software. The increase in engineering, research and development expenses for the three month period ended September 30, 2005 compared to the same quarter in 2004 resulted primarily from additional personnel, wages and related costs of approximately $1.6 million principally to support the development of bcgi Access Management and bcgi Payment, along with the enhancement of the features and functionality of our other products. The personnel acquired through our acquisitions of PureSight, Inc., its Israeli subsidiary, PureSight Ltd. (PureSight) and Airada Networks, Inc. and Airada Networks Private Limited also contributed to the increase in personnel, wages and related costs.

The increase in engineering, research and development expenses for the nine month period ended September 30, 2005 compared to the same period in 2004 primarily resulted from additional personnel, wages and related costs of approximately $2.8 million and additional equipment rental and maintenance expense of $272,000 principally to support the development of bcgi Access Management and bcgi Payment, along with the enhancement of the features and functionality of our other products. The personnel acquired through our acquisitions of PureSight and Airada Networks also contributed to the increase in personnel, wages and related costs.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses increased in the three month period ended September 30, 2005 compared to the same period in 2004 primarily due to $632,000 for the expansion of our international sales efforts, $365,000 for additional personnel, wages and related costs to support our diversification strategy, $350,000 for major industry tradeshows we exhibited at in the third quarter of 2005 and $110,000 for targeted marketing programs.

Sales and marketing expenses increased in the nine month period ended September 30, 2005 compared to the same period in 2004 principally due to $1.7 million in additional expense related to our international focus, including additional personnel for our international sales team and worldwide tradeshow attendance. In addition, sales and marketing expenses increased due to initiatives to brand and market our bcgi Access Management and bcgi Payment products through trade shows, marketing programs and other channels.

General and administrative expenses

General and administrative expenses include salaries and benefits of employees and other expenses that provide our administrative support. General and administrative expenses increased for the three month period ended September 30, 2005 compared to the same period in 2004, principally due to additional personnel, wages and related costs of approximately $454,000 to support our diversification strategy, higher outside legal costs of approximating $224,000 and expanded regulatory requirements and related costs for public companies totaling approximately $115,000.

The increase in general and administrative expenses for the nine month period ended September 30, 2005 compared to the same period in 2004 was due to additional personnel, wages and related costs of approximately $855,000 to support our diversification strategy, higher costs associated with outside legal support of approximately $417,000 and expanded regulatory requirements and related costs for public companies totaling approximately $230,000.

General and administrative expenses – legal charges

General and administrative legal expenses primarily represent legal expenses to defend the patent infringement suits initiated by Freedom Wireless. The increase in expense for both the three and nine month periods ended September 30, 2005 compared to the respective year-earlier periods was due to higher costs associated primarily with the trial and the judgment against bcgi.

Estimated loss from litigation

On September 1, 2005, the District Court upheld the jury verdict that bcgi and certain of our current or former carrier customer defendants (Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) infringed or are infringing two Freedom Wireless patents. The jury damages award was in the total amount of $128 million for past damages through December 31, 2004. Additionally, the District Court has ordered pre-judgment interest and court costs of $20.1 million, bringing the total judgment to $148.1 million, an amount which exceeds bcgi’s ability to pay. bcgi and each carrier are jointly liable for specific amounts. We have filed our appeal of the judgment with the Appeals Court. While we do not believe that we infringe these patents and believe that the patents are invalid in light of prior art and other reasons, in light of the adverse judgment against us, we believe it is probable that a loss contingency exists. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $24.0 million in the quarter ended June 30, 2005 and an additional $40.3 million estimated loss in the quarter ended September 30, 2005, for a total estimated loss of $64.3 million with respect to the Freedom Wireless judgment, excluding our legal costs which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be as high as approximately $193 million and may continue to increase, depending on the status of the injunction against us.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The decrease in depreciation and amortization expense in absolute dollars for both the three and nine month periods ended September 30, 2005 compared to the same period in 2004 was primarily due to certain capital equipment that became fully depreciated in the first half of 2005, partially offset by intangible asset amortization from the acquisitions of PureSight and Airada of $182,000 for the three months ended September 30, 2005 and $362,000 for the nine months ended September 30, 2005.

Interest income

Interest income increased to $420,000 for the three month period ended September 30, 2005 compared to $322,000 for the three month period ended September 30, 2004 and increased to $1.2 million for the nine month period ended September 30, 2005 from $885,000 for the nine month period ended September 30, 2004. Interest income was earned primarily from investments, which were purchased using the cash generated from operations, from the sale of our teleservices business in 2000 and from the proceeds from our public offerings. Although our combined cash and investment positions decreased as of September 30, 2005, higher average interest rates during the periods resulted in increased levels of interest income compared to the same periods in the previous year. If we ultimately make a cash payment relating to the Freedom Wireless litigation or pledge a substantial portion of our cash to stay the execution of the judgment, this may substantially reduce our cash and investment balances and therefore reduce future interest income.

Provision for income taxes

The income tax provision for the three months ended September 30, 2005 was $590,000 compared to an income tax provision of $2.7 million (39.5% effective tax rate) for the three months ended September 30, 2004. The provision recorded in the current quarter primarily reflects the valuation allowance for deferred tax assets that may not be realizable due to the current operating losses being incurred as a result of the Freedom Wireless verdict.

The income tax benefit for the nine months ended September 30, 2005 was $4.2 million, compared to an income tax provision of $8.7 million (39.5% effective tax rate) for the nine months ended September 30, 2004. The benefit recorded in the current year reflected our assessment of our ability to realize the tax benefit from the ultimate loss, if any, from the Freedom Wireless litigation.

Acquisitions

In June 2005, we acquired the assets and certain liabilities of PureSight, a provider of advanced content recognition solutions for mobile operators, ISPs and enterprises. We paid $6.6 million in cash for PureSight, including acquisition costs. Management determined the fair value of the assets and certain liabilities acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer contracts and relationships and non-compete agreements, the estimated life of the technology acquired and other factors. Identifiable intangible assets of $1.6 million consist of acquired technology, customer contracts and relationships, trademarks and non-compete agreements and are being amortized over four to seven years. The results of operations of PureSight are included in our Condensed Consolidated Statement of Operations from the date of acquisition.

Discontinued Operations

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. This business generated a net loss of $11,000 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, cash, cash equivalents, restricted cash and short-term investments decreased 5% to $73.5 million compared to $77.8 million at December 31, 2004, primarily due to operating and investing activities. We entered into an agreement with Cingular Wireless, placing $41 million of cash into escrow which is restricted cash in that it will be used for security to stay the execution of judgment in the Freedom Wireless lawsuit. The net cash used in operations of $23.4 million in the nine months ended September 30, 2005 resulted from a $56.8 million net loss, along with adjustments for depreciation and amortization of $16.0 million and an estimated loss contingency recorded in the Freedom Wireless patent infringement lawsuit of $64.3 million, reclassification of $41.1 million in cash to restricted cash due to the Appeal Agreement with Cingular Wireless, decreased receivables of $2.2 million caused by an decrease in our days sales outstanding from 63 as of December 31, 2004 to 58 at September 30, 2005, a decrease in deferred income taxes of $2.6 million, an increase in tax refunds receivable, prepaid expenses and other assets of $3.2 million and a decrease in accounts payable, accrued expense, deferred revenue and income taxes payable of $2.9 million resulting from income tax, bonus and equipment accruals as of December 31, 2004 that were subsequently paid.

Our investing activities provided $21.8 million of net cash for the nine months ended September 30, 2005. The funds provided by investing activities were used to partially fund the $41 million escrow agreement. In addition, we spent approximately $13.0 million for the purchase of telecommunications equipment and software to enhance our managed services platform as well as further develop our licensed products. Internally capitalized costs were $2.8 million for both the nine month period ended September 30, 2005 and 2004. In addition, we acquired a business for approximately $6.6 million and contributed $1.5 million to fund our defined benefit plan, a contribution which we intend to make every year in our second quarter.

Our financing activities provided cash of $550,000 for the nine months ended September 30, 2005 primarily from proceeds from the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

Subject to the outcome of the Freedom Wireless litigation, including license fees that may be payable, we believe that our cash, cash equivalents and short-term investments will be sufficient to finance our operations for at least the next twelve months and for the foreseeable future thereafter. An adverse final judgment, license fee payable or a settlement in the Freedom Wireless litigation would likely (when paid) adversely impact our liquidity and capital resources. Depending on the amount of the adverse judgment, settlement or license fee, the negative impact to our liquidity and capital resources could be material.

We have non-cancelable commitments for equipment, operating lease commitments for office space, many of which are renewable at our option, as well as various other commitments for telecommunications services. We include in our commitments those agreements under which we are contractually obligated and agreements that are cancelable, but which we do not anticipate canceling. The following table summarizes our contractual obligations as of September 30, 2005 (in thousands):

		Payment due by period
	Total	within 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating leases	$2,745	$1,414	$1,178	$153	$—
Purchase commitments	5,224	4,219	985	20	—

Total	$7,970	$5,633	$2,163	$174	$—

Off-Balance Sheet Arrangements

During the third quarter of 2005, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	Material trading activities in non-exchange traded commodity contracts, or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

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

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. As discussed in Note 4 to the Condensed Consolidated Financial Statements, we are expensing legal costs related to the Freedom Wireless lawsuits as incurred due to the lengthy and unpredictable proceedings which had made it difficult to reasonably estimate legal costs for the lawsuits. In addition, we expense legal costs related to the Verizon Contractual Indemnification as incurred due to the unpredictable nature of this matter, which makes it difficult to reasonable estimate legal costs.

Research and Development and Software Development Costs

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use is capitalized. The direct labor and payroll related costs of development of computer software, primarily for the coding and testing of the software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on our anticipated use, anticipated future undiscounted net cash flows and changes in hardware and software technologies.

We also capitalize internal software development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. We cease capitalization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. We continually evaluate the recoverability of capitalized costs and if the success of new product releases is less than we anticipate, then a write-down of capitalized costs may be made which could adversely affect our results in the reporting period in which the write-down occurs.

Internally capitalized costs increased to $1.1 million for the three month period ended September 30, 2005 compared to $1.0 million for the three month period ended September 30, 2004 and were $2.8 million for the nine month periods ended September 30, 2005 and 2004. Amortization of capitalized software development costs begins when the solution is made available for general release and amortization of internal use costs begins when the related asset is first placed into service. These costs are amortized on a straight-line basis over a three-year period.

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

In October 2002, we acquired the assets and certain liabilities of Infotech Solutions Corporation (“ISC”) and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology of $1.0 million related to billing software solutions for the wireless marketplace as well as customer contracts of $200,000. We may be required to pay additional contingent cash consideration based on ISC attaining certain defined annual revenue targets in 2005, which will be accounted for as additional goodwill. As of September 30, 2005, we recorded an estimated contingent cash consideration liability for 2005 of $681,000.

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

In June 2005, we acquired the assets and certain liabilities of PureSight and determined the fair value of the assets acquired and liabilities assumed. The principal assets acquired were completed technology related to advanced content recognition solutions for mobile operators, ISPs and enterprises, non-compete agreements, customer contracts and relationships and trademarks valued at approximately $1.6 million.

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

As a result of the Freedom Wireless lawsuit judgment and related accounting, we performed an asset impairment test for our long-lived assets and goodwill as of June 30 and September 30, 2005 and concluded that no impairment existed.

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

Certain Factors That May Affect Future Results

An unfavorable outcome regarding our request for clarification or a stay of the injunction with the Appeals Court would have a material adverse impact on our business, including potential asset impairment charges and the possibility of a bankruptcy filing, and would impair our ability to continue as a going concern.

In order to mitigate the severe impact of the injunction imposed by the District Court on October 12, 2005 in the Freedom Wireless lawsuit, we filed an emergency motion to clarify or stay the injunction pending appeal to allow us to continue to serve all non-defendant operators during the appeals process. On November 9, 2005, the District Court denied the motion. The Company expects to appeal that decision with the Appeals Court. If a stay is granted, we may be required to provide security for the estimated amount of royalties due for the estimated timeframe through the date of the ruling on appeal. If this amount exceeds our ability to secure or if we are required to post a bond and are unable to do so, we may need to seek protection under the U. S. Bankruptcy Code. If the injunction is not stayed, it would prohibit us from providing our prepaid wireless services to our carrier customers who are not licensees of Freedom Wireless in the United States, which represented approximately 64% of our total revenue during the three months ended September 30, 2005. In addition, if the injunction is not clarified or stayed or if we must provide security and are unable to do so, our carriers may try to cancel their contracts with us or we may not be able to fulfill the contractual terms of our contracts.

If our appeal of the Freedom Wireless lawsuit is denied by the Appeals Court, it would have a material adverse impact on our business, including potential asset impairment charges and the likelihood of bankruptcy, impairing our ability to continue as a going concern.

Although we have filed to appeal the judgment in the Freedom Wireless lawsuit, the Appeals Court may uphold the judgment, which currently stands at $148.1 million and exceeds our ability to pay. The amount of damages could be higher by approximately $15.0 million if interest and damages for infringement by bcgi and Cingular from January 1, 2005 to the present are awarded. If the final judgment after the appeal is adverse to us and exceeds our ability to pay, we would need to seek protection under the U.S. Bankruptcy Code. In addition, any significant delay in the Appeals Court issuing a final ruling could impair our business going forward due to ongoing uncertainty and additional legal costs.

In addition, Freedom Wireless has filed two separate patent infringement lawsuits against us and Nextel Communications and Alltel Corporation as well as other carriers, respectively. Although we are contesting the lawsuits, there can be no assurance of a favorable outcome in these matters. We are obligated to indemnify Nextel and Alltel and the other carriers for damages they may incur with respect to any finding of infringement by bcgi’s technology.

Regardless of the outcome in these lawsuits, we have already incurred approximately $25.0 million in legal and other costs as of September 30, 2005 and will continue to incur significant expenses to support our ongoing defense. Ongoing legal costs may fluctuate from time to time, depending on the nature of our legal proceedings.

At any time during the aforementioned proceedings, we may seek a settlement with Freedom Wireless and/or a license to use Freedom Wireless’ patents. Any such settlement or license may carry terms unfavorable to us and may significantly restrict our cash and/or future ability to generate profits.

If execution of the judgment in the Freedom Wireless lawsuit is not stayed and we are required to post any future bonds or provide security on our own (for additional damages, royalties or otherwise), we may not be able to do so on our own. As a result, we may need to seek protection under the U.S. Bankruptcy Code.

In July 2005, we entered into an Appeal Agreement with Cingular Wireless whereby we placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds in the amount required by the District Court to stay the execution of the judgment, pending appeal. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. To date, bcgi and the defendants have posted bonds in the amount required by the District Court to stay the execution of the judgment. However, in the event the defendants have to post a bond for the damages since December 31, 2004 to appeal the case, and Cingular does not post such bond, we may not be able to post such bond ourselves. In addition, if bcgi is required to post any bonds or provide security for potential additional damages or future royalties while the appeal is pending, we may not be able to fulfill such an obligation. Thus, if we are required to post any future bonds or provide security on our own and are unable to do so, this could result in our need to seek protection under the U.S. Bankruptcy Code.

The agreement with Cingular Wireless, in addition to any future requirement to provide additional security on our own, may substantially reduce our working capital and access to cash.

With the current uncertainties facing bcgi and the potential for unforeseen changes in our business and estimates, including but not limited to loss of customers and/or higher than expected legal costs, we may need additional working capital. In such circumstances, we may not have access to the $41 million placed in escrow as security for our appeal. We also may need to provide additional security for potential additional damages or royalties. If we are unable to secure additional capital or finance sufficient assets, we may need to seek protection under the U.S. Bankruptcy Code.

A class action lawsuit has been filed against us, which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

A putative class action complaint was filed in June 2005 and has been subsequently amended in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between June 6, 2002 and May 20, 2005. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that we had willfully infringed the Freedom Wireless patents. We intend to contest the lawsuit vigorously and believe that bcgi and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

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

The status of the Freedom Wireless lawsuit remains unresolved and may remain unresolved for an indefinite period of time. This uncertainty has and will likely continue to impact our existing business in the following ways:

•	If the injunction is upheld, we will be enjoined from selling our prepaid service bureau in the United States altogether, unless sold in conjunction with a Freedom Wireless licensee;

•	Our ability to sell our products and services to new and existing customers has been and may continue to be limited;

•	Existing customers have not continued and may continue to not renew their current contracts or could seek to terminate their contracts;

•	Existing customers may reduce their prepaid sales and marketing efforts to mitigate their potential exposure under the litigation;

•	Current employees have sought and may continue to seek other employment prior to a final resolution of this matter;

•	Prospective employees have not accepted and may continue not to accept our employment offers; and

•	Current and potential vendors have imposed and may continue to impose restrictions on us, including higher pricing, advance payments and other terms regarding our ability to obtain their products and services.

Verizon Wireless and Cingular Wireless, two of our largest customers using our Real-Time Billing managed services, are currently also utilizing in-house and/or our competitors’ prepaid solutions, which will result in the continued loss of existing subscribers and fewer subscriber additions to our platform.

Verizon Wireless may terminate our existing prepaid wireless services agreement upon 90 days written notice. Verizon Wireless began converting subscribers from our platform to its internal platform in the fourth quarter of 2004. Conversions have been ongoing and are expected to continue into 2006. Additionally, while our Cingular Wireless contract expires in the first half of 2006, the injunction issued by the District Court has required Cingular Wireless to stop adding new subscribers to its TDMA prepaid offering, which is the only prepaid offering that bcgi supports for Cingular Wireless. If the Appeals Court stays the injunction or if a license to use Freedom Wireless’ patents is obtained allowing Cingular Wireless to begin to add new subscribers, Cingular Wireless’ reduced sales efforts for its TDMA prepaid offering are expected to result in fewer gross additions and all of its current subscribers will stop being hosted on our Real-Time Billing platform over time. If the Appeals Court does not stay the injunction, Cingular Wireless will no longer be able to process prepaid wireless calls on our managed services platform as of January 2006. Thus, revenues from Verizon and Cingular will substantially decrease, resulting in a reduction of overall revenue from our Real-Time Billing business from these two customers.

The loss or significant reduction of business from one of our major customers, including Nextel Communications, Verizon Wireless or Cingular Wireless, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. The following table summarizes the percentage of our total revenue received from Nextel Communications, Verizon Wireless and Cingular Wireless for the three months ended September 30, 2005:

Nextel Communications	39%
Verizon Wireless	24%
Cingular Wireless	12%

Most of our customer contracts are not exclusive. Therefore, our wireless operator customers have used and/or tested and continue to use and/or test their own services or services of our competitors in certain markets. In addition, certain of our contracts are up for renewal in 2006 and beyond. If and when each of the contracts is renewed, some contractual rates may be lower than in previous years and at lower rates than we have estimated. In addition, we depend on our wireless customers to market and sell our solutions to consumers. We can provide no assurance that they will do so successfully, and therefore, that there will be a significant market for our mobile services platform.

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

We have recently introduced bcgi Access Management, Payment Manager and bcgi Network product offerings to the marketplace. The acceptance of these new products is critical to our strategy to diversify and grow our revenue base. Our success in gaining acceptance of these offerings will depend on our ability to integrate these products into existing wireless operator billing platforms. In addition, the success of bcgi Access Management will depend on wireless operator and subscriber acceptance of the capabilities of this product. To date we have not had any significant deployments of these products, and in light of the current status of the Freedom Wireless litigation, our ability to sell new products is impaired. The failure or delay of any of these offerings to be accepted in the marketplace could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Additionally, we anticipate the change in our business model will result in more revenues from licensed sales, which tend to be less predictable. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Developments in the Freedom Wireless matter, including the cost of royalties, license fees, additional damages and legal support;

•	The lack of acceptance or delayed acceptance of our newest solutions, including bcgi Access Management and Payment Manager;

•	Variations in volumes of minutes of use generated by our wireless customers’ subscribers;

•	The number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages;

•	Rates charged and paid by our customers;

•	Our wireless customers’ ability to generate additional prepaid subscribers using our solutions;

•	The extent of our wireless customers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our wireless operators’ allocation of marketing resources for initiatives other than prepaid wireless services, such as data services, new technologies, etc.;

•	Our wireless customers’ ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	The relatively long sales cycles for many of our products;

•	Seasonal trends, particularly in the second and third quarters when wireless operators are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

We expect that our revenues and net income will decline in future quarters, as Verizon and Cingular generate less revenue and due to the potential impact of the injunction in the Freedom Wireless matter and customer concerns regarding our viability. Also, a significant portion of our expenses is fixed. Accordingly, our results of operations are particularly sensitive to fluctuations in revenues. If our revenues fall below our expectations, we would most likely not be able to reduce our fixed or other expenses in time to sufficiently respond to such a shortfall. Additionally, due to all of the foregoing factors, it is possible that in some future quarter our results of operations will be below our expectations and/or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected and could potentially result in the delisting of our stock.

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

We are expanding our sales and operations internationally and expect to derive a greater portion of our revenues from customers outside the United States. Additionally, we have recently acquired businesses in India and Israel and opened sales offices in Singapore, Mexico and the United Kingdom. Our international operations are subject to a variety of risks, including:

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

Item 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

Freedom Wireless Patent Infringement Lawsuit

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our current or former carrier customers (including Verizon Wireless, Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) in the United States District Court in Massachusetts (“District Court”). On May 20, 2005, a jury determined that bcgi and certain of the other defendants infringed or are infringing the two Freedom Wireless patents. The jury damages award was in the total amount of $128 million for past damages through December 31, 2004. In August 2005, bcgi filed a motion asking the District Court to order a new trial on damages or to reduce the level of damages awarded, which was denied by the District Court and judgment was entered for $128 million, plus interest and costs.

In July 2005, bcgi entered into a Funding of Security for Appeal (“Appeal Agreement”) with Cingular Wireless whereby we placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds in the amount required by the District Court to stay the execution of the amount of the judgment that concerns the joint infringement by bcgi and Cingular, pending appeal. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against bcgi in May 2005. Cingular filed this action in an effort to enforce Cingular’s indemnity rights against bcgi as a result of the Freedom Wireless judgment. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. The agreement does not alter our obligation to indemnify Cingular. At September 30, 2005, this escrow amount (including interest earned to date) totaled $41.1 million and is recorded as restricted cash.

In October, 2005, the District Court denied Freedom Wireless’ motion to award attorneys fees and enhanced damages awarded by the jury, including treble damages. However, the District Court granted Freedom Wireless’ request to add prejudgment interest at the prime rate and other costs to the original judgment totaling $20.1 million, bringing the total joint liability of bcgi and Cingular (which includes AT&T Wireless Services and CMT Partners) to $147.8 million and the Company and Western Wireless to $297,000. Interest and damages for infringement by bcgi and Cingular from January 1, 2005 through August 31, 2005 may also be awarded and we believe that the amount would be approximately $15.0 million.

On October 12, 2005, the District Court granted Freedom Wireless’ request for injunctive relief, which Freedom has claimed enjoins bcgi and the co-defendants individually, jointly, or in concert with any third party, other than a licensee of Freedom Wireless, from making, using, selling or offering to sell three implementations of our U.S. service bureau, multi-frequency (MF), common channel signaling system seven (SS7), and pre-intelligent network (pre-IN), or any systems that are not colorably different. The Court allowed bcgi and the co-defendant carriers in the case a 90-day grace period, during which the defendants would be required to pay Freedom Wireless a license fee equivalent to 2.5 cents per minute of use. On average, we currently charge our customers approximately 1 cent per minute of use, which includes a full suite of real-time billing, rating and support services using our proprietary software and network.

In order to mitigate the severe impact of this injunction that was granted by the District Court, we filed an emergency motion to clarify the terms of the injunction or to stay the injunction pending appeal. On November 9, 2005, the motion was denied by the District Court. We expect to immediately appeal that decision to the Appeals Court and seek a stay of the injunction while the appeal of the judgment is pending.

If a stay is granted, we may be required to provide security for the estimated amount of royalties due for the estimated timeframe through the date of the ruling on appeal. If this amount exceeds our ability to secure or if we are required to post a bond and are unable to do so, we may need to seek protection under the U. S. Bankruptcy Code unless the Appeals Court dispenses with such security. If the injunction is not stayed pending appeal, it would prohibit us from providing the MF, SS7 and pre-IN implementations of our prepaid wireless services to our carrier customers in the United States who are not licensees of Freedom Wireless, which represented approximately 64% of our total revenue for the three months ended September 30, 2005. We would also likely need to seek protection under U.S. Bankruptcy Code. In addition, if the injunction is left standing, or if we must provide security and are unable to do so, our carriers may try to cancel their contracts with us, or we may not be able to fulfill the contractual terms of our contracts.

We have filed our appeal with the Court of Appeals for the Federal Circuit (“Appeals Court”). The appeal process may take 12 to 18 months or longer. In order to appeal, the defendants have posted bonds to cover 110% of the current damages amount. If the Appeals Court determines that royalties must be secured for non-defendant customers as a condition for staying the injunction, the amount of the security could be our sole responsibility and could exceed our ability to pay. If we are unable to provide adequate collateral, or an injunction is not stayed, or if we are unable to get an adverse judgment reversed, then it will not be possible for us to provide the prepaid wireless or Real-Time Billing service bureau as currently offered in the United States. In that event, we may not be able to continue our ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

We have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology. In 2005, Verizon Wireless, which was a defendant in the case, reached a settlement with Freedom Wireless and, as a result, was removed as a defendant in the case. We were not part of the settlement discussions and the terms of the settlement are not public.

While we continue to believe that we do not infringe these patents and believe that the patents are invalid in light of prior art and other reasons, in light of the adverse judgment, we believe it is probable that a loss has been incurred. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $24.0 million in the quarter ended June 30, 2005 and an additional $40.3 million estimated loss in the quarter ended September 30, 2005, for a total estimated loss of $64.3 million with respect to the Freedom Wireless litigation. However, the actual loss, if any, may be significantly higher or lower than the amount accrued, and could be as high as $163 million, which exceeds our ability to pay, and may continue to increase, depending on the status of the injunction against us.

Freedom Wireless Patent Infringement Lawsuits Against bcgi, Nextel Communications and Alltel Corporation

On May 20, 2005, Freedom Wireless filed two separate lawsuits in the U.S. District Court for the District of Massachusetts, the first against us and Nextel Communications, and the second against us, Alltel Corporation and several other of our carrier customers. These lawsuits allege that we and each of our named carrier customers infringe the same two patents held by Freedom Wireless, Inc. and seek damages as well as injunctive relief. We have an obligation to indemnify our customers for damages they may incur with respect to any infringement by our technology. We intend to contest the lawsuits vigorously and believe that we do not infringe these patents and believe that the patents are invalid in light of prior art and other reasons.

Class Action Lawsuit

In June 2005, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between November 15, 2000 and May 20, 2005. The complaint was amended on October 12, 2005 to modify the commencement date to June 6, 2002. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that we had willfully infringed the Freedom Wireless patents. We are due to respond to the amended complaint on February 10, 2006. We intend to contest the lawsuit vigorously and believe that bcgi and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

Verizon Contractual Indemnification

On April 28, 2005, a complaint by Aerotel Corporation was filed against Verizon alleging infringement by Verizon Communications, Verizon Wireless and others of a patent on prepaid technology. We are not named in the Complaint. Verizon has notified us that we may be asked to indemnify them in this case under our Prepaid Wireless Services Agreement for that portion of any liability specific to Verizon Wireless prepaid offered through use of our services. The complaint does not specify damages as it relates to Verizon Wireless prepaid. A subpoena for documents and deposition testimony has been served on us. The lawsuit is currently in the discovery phase and at this time it is not possible to determine the potential outcome of this indemnification claim.

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

Item 6. Exhibits

Exhibits

3.1	Articles of Organization, as amended.

10.1	Funding of Security for Appeal Agreement between the Company and Cingular Wireless LLC

10.2	Amendment #1 to 2004 Employee Stock Purchase Plan

10.3	Lease between the Company and Cummings Properties, Inc. dated March 3, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005

Boston Communications Group, Inc.
(Registrant)

By:	/s/ Karen A. Walker
Karen A. Walker
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)