Form 10-K
period 2005-12-31
BOSTON COMMUNICATIONS GROUP INC
filed 2006-03-13
CIK 1012887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES ☐    NO☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐     NO ☒

The approximate aggregate value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock quoted on the NASDAQ National Market on June 30, 2005, was $36,344,345. The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, as of March 1, 2006 was 17,905,803.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

This Annual Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding:

•	Our ability to obtain new customers and retain existing customers, in particular due to the uncertainty regarding our business in light of the pending lawsuits with Freedom Wireless, Inc.;

•	Legal expenses and estimated losses related to the Freedom Wireless lawsuits and the impact of the lawsuits on our business;

•	Estimates of the timing of the appeals process regarding the Freedom Wireless lawsuit;

•	Our ability to continue as a going concern;

•	The timing of Verizon Wireless, Cingular Wireless and Alltel Corporation migrations;

•	Continued customer concentration and diversification of our revenue base;

•	Investment in our global expansion of our product portfolio to attract new customers in new markets;

•	Entrance of new competitors in the wireless services market;

•	Estimated future cash balances;

•	Revenues;

•	Cost of revenues;

•	Engineering, research and development expenditures;

•	Sales and marketing expenses;

•	General and administrative expenses;

•	Interest income;

•	Income taxes;

•	Defined benefit plan contributions;

•	Financing of operations with cash and short-term investments;

•	Expectations regarding new product offerings; and

•	Payment of dividends.

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

Item 1.    BUSINESS

OVERVIEW

Boston Communications Group, Inc. (“bcgi”) delivers innovative products and services that enable mobile operators and Mobile Virtual Network Operators (MVNOs) worldwide to differentiate their offerings and increase market penetration while reducing costs. Incorporated in 1988, bcgi is a leader in identifying and addressing market needs of the wireless communications market with proven solutions, including prepaid and postpaid billing, payments and access management. We offer our billing, payment and access management solutions on both a managed services and a licensed system basis to wireless operators and MVNOs, including Amp’d Mobile, Cable and Wireless, Cincinnati Bell Wireless, Cingular Wireless, Sprint Nextel Corporation, Telefonica and Verizon Wireless. These innovative solutions help our customers compete effectively by attracting and retaining additional subscriber customers, thereby increasing their ability to drive additional revenue while lowering their operating costs.

Wireless operators continue to seek ways to attract and retain subscribers by fully realizing the potential of their networks and investments in next-generation technology. Subscriber growth in the wireless industry has slowed in recent years as wireless penetration has surpassed 70 percent in the United States and many parts of the world. As a result, wireless operators are focused on the profitable addition of new products and services to retain their existing subscribers and attract new subscribers in different market segments. Industry competition is forcing operators to find ways to reduce operational costs and to cost-effectively target new market segments, most notably the youth population. Additionally, some countries that have historically had limited landline and wireless coverage are just beginning their rollouts of extensive wireless networks, often starting with the most up to date technological wireless data and voice services. MVNOs, resellers of network capacity who purchase wholesale minutes from a hosting carrier, are also evolving into important wireless providers in many worldwide markets and are frequently seeking wireless services providers like bcgi to help them bring their wireless offerings to new markets.

Wireless data services are growing rapidly worldwide, as carriers purchase next generation technology that enables m-commerce, web-browsing and other data-related services. This increase in wireless data transactions requires prepaid and postpaid billing support as well as access management capabilities.

To help operators rapidly deploy and manage innovative voice and data services for their subscribers, we provide a variety of products that are marketed and grouped within four main product lines: bcgi Billing, bcgi Payment, bcgi Access Management and bcgi Network Solutions. Many of the products within these product lines were re-branded in 2005 to enhance our ability to sell one or more of our products to both domestic and international wireless operators and MVNOs. These product lines are supported by our operating units which include: Real-Time Billing, Voyager Billing, bcgi Payment, and bcgi Access Management. Our product lines include the following:

•	Our bcgi Billing product line includes our prepaid wireless product, renamed Real-Time Billing, and our postpaid product which is marketed under the Voyager Billing brand. Real-Time Billing was launched in 1994 and has been the key driver of our business over the past several years, enabling wireless operators to provide their subscribers the ability to make wireless calls on a prepaid basis, without a contract commitment or term. Our Real-Time Billing provides carriers with high reliability real-time rating, call processing and subscriber management capabilities that enable operators to offer prepaid service that mirrors postpaid functionality while exploiting the benefits of low-cost distribution through alternative channels. Voyager Billing TM, our postpaid billing product acquired from Infotech Solutions Corporation (ISC) in 2002, is a comprehensive managed services billing platform which supports U.S. operators’ billing needs, including postpaid and converged pre/postpaid billing for voice and data services.

•	Our Payment Services offerings are now offered under the bcgi Payment product line, which includes a variety of payment solutions, as well our Payment Manager product acquired from Airada Networks, Inc. and its Indian subsidiary, Airada Networks Private Limited (Airada) in November 2004. bcgi Payment consists of PayExtendTM and Payment Manager, both of which offer wireless operators the ability to deploy and manage an array of convenient recharge options – with cash, debit or credit card – that can be accessed at ATMs, self-serve kiosks, retail stores, via the Internet and directly from subscribers’ handsets using short-dialing codes or voice.

•	Our bcgi Access Management product line consists of two complementary modules, Mobile Guardian Filter and Mobile Guardian Profile Manager. Mobile Guardian Filter was created through our relationship with and subsequent acquisition of PureSight, Inc. and its Israeli subsidiary, PureSight Ltd. (PureSight) in June 2005, and can be used by operators to enable subscribers to manage and restrict access to unsolicited, unapproved or harmful content in accordance with industry and government standards, or subscriber preferences. Mobile Guardian Profile Manager, developed by bcgi and made commercially available in 2004, provides a value-added tool that allows enterprises and consumers to establish user profiles that enable real-time management of an individual’s or group’s voice and data usage. These services allow operators to empower their subscribers (parents or enterprise administrator) to manage, with real-time control at a device level, voice and data usage based on a wide variety of parameters, including time of day, session origin and destination (voice and data) and overall usage allowances.

•	In February 2005, we launched our bcgi Network product line, which consists of IN Session Control and Data Gateway. IN Session Control provides full, real-time control of voice transactions for home and roaming, and integrates with our Real-Time Billing and access management applications or third-party billing systems and applications. Data Gateway enables billing for data services by providing real-time subscriber validation, subscriber access controls and network interfaces to support our products and third-party applications.

bcgi Professional Services are offered to our customers to support all of our product lines by providing comprehensive integration, design, and consulting services across all our products to enhance and customize our customers’ offering. In February 2006, we announced our MVNO Managed Services Suite offering which integrates our billing, access management, payment and network solutions with MVNO-focused technology and business consulting services in a single package available to operators in Europe, the Middle East and Africa (EMEA). This suite enables operators to quickly scale, deliver and manage content-based mobile services hosted on bcgi’s billing platform and monitored by our world-class network operations center. Through this offering, operators are able to capitalize on our full network integration certification with all major network infrastructure providers and the ability to support all network standards.

Our Global Alliance Program was announced in February 2006, expanding our international focus by targeting opportunities in the growing markets of Asia-Pacific, Latin America and EMEA. bcgi’s new alliance program gives premier systems integrators and resellers in these regions the opportunity to extend their capabilities and offer their customers our managed services and licensed products. The Global Alliance Program allows systems integrators and resellers to select the type and level of partnership involvement most appropriate for their business, giving them the opportunity to strengthen and broaden their product portfolios with our products and solutions. We offer a three-tiered independent agent program that allows systems integrators to begin to work and grow with us in their market. Our authorized resellers include major systems integrators, network equipment providers and independent software vendors.

The following summarizes our products within our product lines and the service delivery models under which they are marketed and sold:

	bcgi Billing		bcgi Access Management		bcgi Payment		bcgi Network
Service Delivery Model	Real- Time Billing	Voyager Billing	Mobile Guardian Filter	Mobile Guardian Profile Manager	Pay Extend	Payment Manager	IN Session Control	Data Gateway
Managed Services	X	X	X	X	X	N/A	X	X
Global Licensed Sales	X	N/A	X	X	N/A	X	X	X
bcgi Professional Services	X	X	X	X	X	X	X	X

For revenue information related to our geographic segments, see Note 12 “Segment Reporting”, in the Notes to Consolidated Financial Statements.

PRODUCTS AND SERVICES

bcgi BILLING

To grow profitably in the global wireless market, wireless operators need to distinguish themselves by providing a service portfolio that offers the flexibility, freedom and enhanced services that translate into subscriber satisfaction and loyalty. bcgi Billing, which includes our Real-Time Billing and Voyager Billing products, is well positioned to offer wireless operators the competitive advantage to grow subscriber counts and increase profitability.

Real-Time Billing

Real-Time Billing enables wireless operators and MVNOs worldwide to provide their subscribers, without a contract commitment or term, the ability to make wireless calls on a prepaid basis. Real-Time Billing can be implemented on either a managed services basis using our TotalSourceTM implementation model or as a licensed system installed within the wireless operator’s infrastructure.

Real-Time Billing combines a flexible business model with intelligent networking architecture based on our proprietary service integration software that enables digital calling features, rating for data services, including Short Message Service (SMS), Push-To-Talk (PTT) and Multi-media Messaging Services (MMS) billing. We combine these features with our transaction processing infrastructure that includes Web-based customer care tools, a network of voice resources to play voice messages and open application programming interfaces (APIs) to integrate with the existing infrastructure of wireless operators, including their billing systems and distribution outlets. Our proprietary software, expertise and use of recognized vendor technologies, including those of Sun Microsystems, Hewlett Packard, EMC, Oracle, Tekelec and Cisco, enable us to deliver premium, high quality and competitive solutions.

Some specific features and capabilities offered under Real-Time Billing include:

•	Operation in all wireless network environments including AMPS, CDMA, TDMA, GSM and iDEN, 1xRTT, GPRS voice and data networks;

•	Efficient digital network interfaces—using 3GPP-compliant intelligent networking standards or our proprietary Pre-IN/ISUP session control;

•	Certified compliance with WIN and GSM’s CAMEL IN standards;

•	Flexible rating engine;

•	Robust extensible markup language (“XML”)-based APIs;

•	Customizable announcement profiles;

•	Service plan creation for targeting specific customer segments with a package of service features and payment options;

•	Intuitive user interfaces;

•	Full voucher/PIN management capabilities; and

•	Cost-effective recharge mechanisms, including credit card, Internet, debit, ATM and cash.

We continue to expand the features and rating capabilities of our Real-Time Billing product to offer additional functionality to our carrier customers and their prepaid subscribers, and we generally release one or two major software upgrades per year. We work closely with operators’ marketing departments to develop sophisticated features and functionality to enable operators to quickly modify the way they market and sell prepaid solutions.

Using our Real-Time Billing managed services, operators worldwide are able to offer prepaid service to subscribers, allowing them to establish an account with an operator by prepaying a specific dollar amount that is credited toward future service. The wireless operator then turns over the management of each call, to our state-of-the-art Signaling System 7 (SS7) network, which is connected to our transaction-processing platform to retrieve information regarding the status of the subscriber’s prepaid account. Once we validate the subscriber, our platform rates the in-bound or out-bound call in real-time, calculating the minutes remaining in the subscriber’s account based on his or her rate plan. Armed with this information, our system ensures that the subscriber does not exceed his or her balance by alerting the subscriber when his or her balance is getting low and terminating the call in real-time if the subscriber’s balance is depleted. Once the call is completed, the subscriber’s account is updated on a real-time basis by our platform, in accordance with the wireless operator’s instructions. Before each call and prior to the end of each call, our voice network delivers a voice message to the subscriber, informing the subscriber of his or her prepaid account balance. Our real-time monitoring and rating not only eliminates the risk of bad debt and revenue leakage, but also reduces wireless operator customer care costs since the subscriber is able to manage his or her account by being informed of the account balance status through our voice network and Web-based customer care applications.

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

Approximately 91% of our total consolidated revenues were generated from our Real-Time Billing product in 2005. Depending on the outcome of our pending lawsuits with Freedom Wireless, we may in the future be prevented from offering, or significantly limited in our ability to offer, our Real-Time Billing managed services products in the United States.

Voyager Billing

Voyager Billing provides operators full billing and operational support services. Voyager Billing is currently offered as a managed service billing platform in the United States to meet operator demand for a comprehensive billing system that supports pre-paid, postpaid, and converged billing for voice and data services. We have integrated this solution with our product families and have leveraged it with our technological capabilities to enhance our ability to cross-sell multiple cost-effective solutions to new and existing customers. We principally generate revenue for Voyager Billing by charging our customers a per subscriber fee for each monthly bill produced. We currently support numerous U.S. regional wireless operators and the MVNO market, which often favors billing flexibility and independence from host-carrier networks.

Voyager Billing enables wireless operators to control every aspect of subscriber management – network provisioning, inter-carrier relations, billing, invoicing, customer care, inventory management and retail operations – within one comprehensive system. Voyager Billing integrates with the carrier’s switch to rate calls and allows wireless operators to generate monthly subscriber invoices. Voyager Billing provides user environments for all levels of wireless operator applications, including an interface for the provisioning of new plans and services for both prepaid and postpaid plans and easy-to-use interfaces for customer service representatives. Wireless operators are able to run a convergent enterprise using Voyager Billing offering postpaid, prepaid, and hybrid plans from a single interface. This capability improves operational efficiencies and enables wireless operators to migrate subscribers through product offerings as their needs or profiles change.

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

The key features and capabilities of Voyager Billing are as follows:

•	Operates in all wireless network environments including AMPS, CDMA, TDMA and GSM, 1xRTT, GPRS voice and data networks;

•	Supports all types of wireless plans and payment plans, including postpaid, prepaid and hybrid solutions;

•	Provides real-time rating, switch mediation and revenue assurance capabilities;

•	Supports data billing and mediation;

•	Online agent management;

•	Comprehensive retail management system;

•	Advanced reporting capabilities;

•	Multi-service billing capabilities to capture all voice and data services on consolidated statements;

•	Electronic bill presentment and payment; and

•	Wireless number portability and number pooling compliance.

bcgi PAYMENT

bcgi Payment consists of PayExtend TM and Payment Manager, both of which offer wireless operators the ability to deploy a choice of convenient recharge options to their subscribers – whether through cash, debit or credit card—at locations including ATMs, self-serve kiosks, retail stores, via the Internet or directly from subscribers’ handsets using short-dialing codes or voice. We provide bcgi Payment solutions to operators who use our Real-Time Billing solution, as well as to operators who use our competitors prepaid solutions.

PayExtend

PayExtend is our cost-effective, real-time, payment network available to U.S. wireless operators on a managed services basis. This product leverages our existing infrastructure to unite wireless operators with multiple financial partners by consolidating services through our centralized network as we take financial and operational responsibility for the transactions.

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

Payment Agent Service is a consumer facing service that allows subscribers of participating wireless operators to purchase wireless airtime using their credit or debit cards via the channel they find most convenient — the Internet, a voice response unit or through live customer service agents. As a managed service, Payment Agent Service is designed to mitigate the risk associated with processing card-not-present credit card sales by using our established risk management practices from nearly 20 years of credit card processing experience.

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

Payment Manager

Payment Manager is available worldwide as a licensed platform to help operators cost-effectively enable and manage multiple funding channels and drive the type of funding activity most beneficial to them. A single platform that supports the unique payment needs of wireless operators, Payment Manager allows operators to create multiple payment channels and manage those channels from a single Web-based user interface. With support for real-time payment processing, multi-level settlement capabilities, sophisticated payment loyalty functionality and fraud prevention tools, Payment Manager can be integrated into any operator network to improve operational efficiency and to help lower the cost of accepting customer payments.

Payment Manager modules include:

e-Distribution module

Payment Manager’s e-Distribution module allows wireless operators to provide a wide variety of in-person recharge channels, including company-owned stores, authorized agents and partner locations.

The e-Distribution module includes APIs that allow wireless operators to integrate quickly with point-of-sale (“POS”) networks that use wireless telecommunication message format ISO 8583 or similar message formats. Payment Manager’s standard import and export API can also be customized to meet the specific connection needs of a particular POS partner. With integrated ePIN management functionality, wireless operators can provide broad and flexible in-person recharge options through a single payment processing platform. In addition to ISO-8583 support, the e-Distribution module allows wireless operators to provide Web-enabled touchpoints for retail stores or kiosks. A standardized Web interface provides an easy-to-use method for subscribers, store personnel, and customer service representatives to recharge or perform common account management tasks.

ATM Recharge module

The ATM Recharge module provides the ability to seamlessly integrate with ATM networks through partnerships with banks, enabling wireless operators to create a broad system of recharge touchpoints. ATMs provide a 24/7 physical location for recharge, while also allowing wireless operators to leverage the marketability of bank partnerships.

Electronic Funding module

Payment Manager’s Electronic Funding module provides wireless operators the ability to process a wide variety of payments using multiple electronic payment types. Furthermore, the Electronic Funding module enables wireless operators to offer anywhere, anytime, any amount recharge using payment account information and SMS recharge, automatic top-up, or self-care Web and wireless application protocol (“WAP”) interfaces. The Electronic Funding module enables:

•	Credit card payments

•	Debit card payments
•	Bank account payments

•	Automatic top-up

•	SelfCare Web interface

Fraud Management module

To avoid costly fraud losses, Payment Manager contains a Fraud Management module so wireless operators can monitor and protect against high-risk transactions by defining custom fraud rules for distribution networks by recharge channel or payment type. By checking for velocity and transaction amount limits, wireless operators can control what types of transactions are marked for fraud, as well as the consequences for accounts marked with attempts at fraudulent transactions. These accounts can be soft or hard locked, allowing wireless operators to customize both monitoring and the level of protection from particular types of fraud attempts.

Balance Transfer module

One of the features gaining in popularity throughout the wireless market is the concept of balance transfers, which allow subscribers to share money with other subscribers from their wireless accounts. This enables subscribers to get the airtime they need without purchasing a recharge, while also generating revenue for the wireless operator through a flexible and customizable fee structure for each gifting transaction. By using bcgi’s Balance Transfer module, wireless operators can provide the payment flexibility subscribers want, encouraging increased airtime usage and more frequent recharges, leading to increased recharge revenue in addition to the fee revenue generated by balance sharing transactions.

Peer-to-Peer Recharge module

The Peer-to-Peer Recharge module provides recharge functionality for wireless operators to expand recharge channels into rural areas and densely-populated urban areas or to provide new distribution schemes while reducing the cost of remote distribution. Using the Peer-to-Peer Recharge module, authorized peer resellers can sell airtime using their mobile handsets.

Loyalty and Promotions module

The Loyalty and Promotions module provides a robust set of tools for strengthening customer relationships by providing positive reinforcement for payment interactions with the wireless provider. The promotions platform provides direct and instantaneous reinforcement through recharge rewards for meeting operator-specified rules, while loyalty points systems provide long-term encouragement to recharge by using an accumulation of loyalty points, resulting in lower churn.

bcgi ACCESS MANAGEMENT

Our bcgi Access Management products, Mobile Guardian Profile Manager and Mobile Guardian Filter, allow operators to work together with subscribers and enterprises to better manage access to wireless services. Striking the proper balance between the benefits and potential abuses of wireless service is critical among segments that do not require unlimited access to everything the wireless network has to offer. We created Mobile Guardian using our proprietary software and leveraging our real-time subscriber management expertise and existing infrastructure. Mobile Guardian’s flexible architecture can be used by the operator to restrict access to inappropriate content in accordance with industry or government standards and to provide a value-added tool that allows enterprises and consumers to manage individual voice and data usage. Mobile Guardian is being offered as both a managed service in the U.S. using the bcgi TotalSource model and as a managed service using the bcgi MVNO Managed Services Suite in the EMEA region, and on a licensed basis worldwide. As of December 31, 2005, we have not generated significant revenues from our bcgi Access Management solutions. Since Mobile Guardian serves postpaid subscribers, its large addressable market is expected to further diversify our revenue among new and existing customers.

In addition to its consumer appeal, Mobile Guardian helps wireless operators target the enterprise market with a highly-differentiated solution for businesses that provides significant benefits over those currently derived from third-party, post-bill cost-analysis solutions. Mobile Guardian:

•	Provides corporations with the flexibility to set and update restrictions and monthly allowances to meet their specific requirements;

•	Enables greater control and visibility into employees’ wireless voice usage and data access (e.g., Internet activity, SMS, games, ring tones, etc.); and

•	Preempts conflicts and costs related to reactive management of employees’ wireless use.

To help operators better address the wireless needs of families, Mobile Guardian eases the decision-making process of parents who are considering purchasing wireless service for their children by mitigating concerns about access to unsolicited, unapproved or harmful content and cost management. Mobile Guardian:

•	Helps parents balance their concerns about safety, usage management and financial restraint;

•	Eases the burden and risk of inappropriate wireless use by enabling parents to configure their account to fit the unique needs of their children;

•	Allows parents to set “always available” and/or “never accessible” phone numbers, and enables emergency calls to “always available” numbers, even if the user’s monthly limit has been reached (unlike prepaid plans);

•	Enables parents to restrict the days and times when the wireless phone can be used.

This proprietary solution consists of two complementary modules. The first, Mobile Guardian Profile Manager, enables operators to provide their wireless subscribers with a simple method to set usage parameters, calling allowances and access preferences via an easy-to-use, Web-based interface. Mobile Guardian Profile

Manager allows the wireless operator to offer wireless access and usage settings directly to consumers, such as parents and enterprise administrators. Using the Mobile Guardian Profile Manager tool, parents and enterprise administrators can instantly modify profile information for voice and data usage. The Mobile Guardian Profile Manager’s hierarchical account structure allows a single administrator to control an unlimited number of accounts. Mobile Guardian Profile Manager operates on top of an enterprise or family’s existing rate plan to give the telecom manager or parent real-time control over how the individual phones on his or her plan are used.

The second module, Mobile Guardian Filter, provides content filtering and categorization of Web and WAP based content through analysis of customer data traffic. Using dynamic identification capabilities, Mobile Guardian Filter enables operators to flexibly manage subscriber access to content, regardless of content type, origin or delivery method. As a result, operators can responsibly meet the demand for content that may not be appropriate for all subscribers. The Mobile Guardian Filter can be implemented standalone to meet basic filtering requirements or can be integrated with the Mobile Guardian Profile Manager to allow content filtering based on individual profile information set by a parent or enterprise administrator.

The combined capabilities of Mobile Guardian Profile Manager and Mobile Guardian Filter solves a number of issues that can inhibit the adoption and usage of wireless by families and enterprises, while serving as a framework for a robust set of filtering and wireless service management capabilities.

bcgi NETWORK

bcgi Network products enable the integration of Real-Time Billing, Mobile Guardian or third-party rating and charging systems to voice and data networks. By effectively shielding the billing and business logic from network complexity and exposing a single interface for integration, we provide one of the most efficient and cost-effective methods for wireless operators to introduce new services and applications. bcgi Network consists of IN Session Control and Data Gateway, products we launched in February 2005.

IN Session Control

IN Session Control provides full, real-time control of voice transactions for home and roaming, and is pre-integrated to work with our Real-Time Billing and bcgi Access Management applications. IN Session control is also designed for integration to other existing real-time billing systems and third-party applications. IN Session Control is designed to meet industry standards and deliver on the promise of intelligent networking. Using GSM/CAMEL, WIN/IS-826, and also ISUP interfaces, bcgi’s session control capabilities allow us to flexibly deploy in any network.

Data Gateway

Data Gateway provides real time control of data transactions and sessions in GPRS/EDGE and 1xRTT/1xEV-DO networks by supporting industry standard IS-835C, Diameter, and RADIUS protocols. The Data Gateway product is pre-integrated into the existing bcgi value added services, and provides a standardized API to allow rapid integration to other vendors value added services as well.

IMPLEMENTING OUR PRODUCTS

Wireless operators can purchase our products either on a managed services basis (bcgi TotalSource) or on a licensed basis. Our bcgi TotalSource model is an end-to-end outsourced solution that enables U.S. and EMEA wireless operators to get our products to market quickly without large capital investments and with inherent expertise. With bcgi TotalSource, wireless operators can deploy new solutions by leveraging our expertise as a leading provider of outsourced solutions. In a typical managed services relationship, we take responsibility for all aspects of our solutions’ performance including project implementation, ongoing operation and upgrades to the wireless operator’s application.

bcgi TotalSource includes:

•	Purchase, deployment and maintenance of all required server hardware and bcgi proprietary software hosted in bcgi’s state-of-the art redundant data centers;

•	High reliability platforms with service level guarantees;

•	Maintenance fees on all hardware and software;

•	7x24 hour database, system administration and application support;

•	Comprehensive implementation support and project management through bcgi Professional Services;

•	Robust transaction reporting and analysis;

•	Training;

•	Standard bcgi software releases; and

•	Capacity planning for all solution components we supply, including new hardware purchases when required.

We also offer our products and services on a licensed system basis worldwide. In a licensed sale, a wireless operator licenses certain bcgi proprietary software and, in some cases, purchases complementary third-party hardware and software, all to be deployed within the operator’s network. The software and components are fully integrated by the customer within the customer’s environment and operated by their network personnel. In 2005, we expanded our focus on international sales of our licensed products, adding personnel and costs to support technical operations as well as sales and marketing efforts, which includes marketing our licensed product through direct and indirect sales channels through our Global Alliance Program.

Licensed sales typically include:

•	bcgi proprietary software right to use license;

•	Comprehensive implementation support, training and project management through bcgi Professional Services;

•	Comprehensive user manuals;

•	7x24 hour application maintenance and support; and

•	Standard bcgi software releases.

SALES AND MARKETING

Our sales strategy focuses on establishing and maintaining long-term relationships with our customers. Our business development and sales professionals and their support teams are assigned to groups of wireless operators, including global, national and regional operators assigned by region. A consultative sales process supported by bcgi Professional Services is utilized to understand and define customer needs and to determine how our solutions can address their needs. Each business development professional capitalizes on his or her in-depth knowledge of the operators and our suite of solutions to cross-sell these solutions to current and prospective customers. Our business development team has historically been comprised of individuals who target and serve carriers in the U.S. In 2005, we have expanded our sales team to include highly skilled international sales executives and sales engineers in order to support our global strategy—both for direct and indirect sales.

Our direct sales strategy is complemented by a marketing program that includes participation in industry trade shows and conferences, speaking engagements, advertising and public relations. Because our target customers are mobile operators and MVNOs, we seek to gain broad industry recognition through carefully selected events and activities specific to the wireless industry. Our indirect sales strategy is facilitated by our Global Alliance Program, announced in February 2006. Through our Global Alliance Program we have developed authorized reseller relationships with industry partners, including major systems integrators, network equipment providers and independent software vendors through whom we expect to generate indirect licensed sales revenues.

Our sales cycle for managed services and license sales are typically six to twelve months, but can often be longer. As a result of the Freedom Wireless judgment against us, our ability to sell our products and services has been significantly impaired. We have also encountered difficulty in renewing our existing customer agreements. Although the technology used in our Real-Time Billing services is directly at issue in the Freedom Wireless lawsuit, concerns regarding our viability have also made it more difficult for us to sell our other products and services.

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

We believe that one of our key competitive advantages is our proprietary software. Our future success will depend in part on our ability to continue to enhance existing solutions and develop new solutions in response to changing market, customer and technological requirements of the wireless industry. An important factor in the future success of our mobile services platform will be our ability to provide, at competitive prices, more functionality and features than those available in other competitive offerings.

We have protected various aspects of our intellectual property with a portfolio of patent applications filed with the U.S. Patent Office and internationally, one of which has been approved and others of which are currently pending.

We spent $20.1 million in 2005, $15.8 million in 2004, and $14.0 million in 2003 on engineering, research and development, including capitalized software costs. We expect to continue to devote significant resources to our engineering, research and development efforts in 2006 and future years.

CUSTOMERS

We currently provide one or more of our products to international and U.S. wireless operators and MVNO’s, including Amp’d Mobile, Cable and Wireless, Cincinnati Bell Wireless, Cingular Wireless, Sprint Nextel Corporation, Telefonica and Verizon Wireless, among others. MVNOs, as resellers of network capacity who purchase wholesale services from a hosting carrier to attract and serve targeted segments, require specific types of wireless expertise that we offer. Our technology and expertise directly address the challenges faced by MVNOs, including real-time usage rating and billing, account activation and suspension, the rapid introduction of value-added services, real-time account replenishment, fraud prevention, customer care and selfcare. We also provide our products to many mid-size and small regional wireless operators throughout the United States, allowing them to offer cost-effective, comprehensive postpaid and prepaid services with a wide array of competitive features, including multiple recharge channels, access management and nationwide roaming capabilities. Our products and services have been implemented throughout the world, including the United States, Africa, Central America, Latin America and the Caribbean. Currently, almost all of our revenue is generated from our U.S. managed services Real-Time Billing product by charging wireless operators usage-based recurring fees.

Historically, a significant portion of our total revenues in any particular period has been attributed to a limited number of customers. Net revenues attributable to our ten largest customers accounted for approximately 89% of our total revenues in 2005 and 92% of our total revenues in 2004. Sprint Nextel Corporation accounted for 38% of total revenues in 2005 and 14% of total revenues in 2004. Verizon Wireless accounted for 24% of total revenues in 2005 and 43% of total revenues in 2004. Cingular Wireless accounted for 14% of total revenues in 2005 and 22% of total revenues in 2004. Verizon Wireless, Cingular Wireless and Alltel Corporation are also anticipated to be fully migrated off of our Real-Time Billing platform by June, 2006. These three carriers comprised approximately 44%, or $46 million, of our 2005 consolidated revenues. Thus, revenues from Verizon, Cingular and Alltel will substantially decrease in 2006, resulting in a reduction of Real-Time Billing from these three customers. We can provide no assurance that other customers may not migrate off of our platform due to concerns regarding our viability.

We continue to invest in our customer and product diversification strategy which includes support of our bcgi Access Management, bcgi Payment and Voyager Billing products and our expansion into new domestic and international wireless markets, including the developing MVNO market. These strategic initiatives are expected to result in sequential increases in cost of revenues, engineering, research and development and sales and marketing expenses.

COMPETITION

The market for providing solutions to wireless operators is highly competitive and subject to rapid change. A number of independent companies currently offer one or more of the solutions we provide. In addition, many wireless operators, including Verizon Wireless, are providing, or can provide, the products and services we offer in-house, primarily in the billing area and often utilizing a competitor’s technology. Demand for our services could also be affected by trends in the wireless industry, including greater consolidation, technological changes and/or other developments. These developments can make it easier or more cost-effective for wireless operators to provide certain services themselves and could make it more difficult for us to offer a cost-effective alternative to a wireless operator’s in-house capabilities. In addition, we anticipate the entrance of new competitors in the wireless services market in the future, particularly competing with our bcgi Access Management products.

As a result of the Freedom Wireless judgment against us, our ability to compete effectively has been significantly impaired. Specifically, we have encountered difficulty in renewing our existing customer agreements and our ability to sell our products and services has been impaired. Although the technology used in our Real-Time Billing services is directly at issue in the Freedom Wireless lawsuit, concerns regarding our viability have made it more difficult for us to compete and sell our other products and services as well.

Along with the in-house capabilities of the wireless operators themselves, the following is a list of key competitors in the wireless billing markets:

• Amdocs, Inc. • Comverse Technology, Inc. • Convergys Corp. • Ericsson Telecommunications • Huawai Technologies Co.	• LogicaCMG • Lucent Technologies, Inc. • Telcordia Technologies, Inc. • Verisign, Inc.

We believe that the principal competitive factors in the market for providing solutions to wireless operators include the ability to identify and respond to wireless operator needs, timeliness, quality and breadth of product and service offerings, price and technical expertise. We believe we are capable of competing effectively in all these areas, but that the market perceptions and resulting uncertainty about our business due to the Freedom Wireless lawsuits are making it more difficult for us to do so. We also believe that our most important competitive advantage is our proprietary software. We also believe that our competitive advantages in the wireless services industry include our ability to easily integrate with all switch types, wireless system types (GSM, TDMA, CDMA, 2.5G, 3G, etc.) and billing systems. This integration is critical since industry consolidation has resulted in carriers operating multiple switch types and billing systems across their footprints, requiring prepaid solutions to integrate with all technologies in order to offer nationwide programs. Our other competitive advantages include:

•	Reliable platforms with feature-rich capabilities;

•	Knowledgeable, experienced and skilled employees;

•	Ability to process transactions in real-time;

•	Ability to reduce wireless operator costs of cash collection, bad debt and customer care;

•	Customer care applications, including feature-rich Web-based care and CSRcare, that reduce wireless operator costs;

•	Mobile content filtering capabilities;

•	Quality and breadth of features and functionality;

•	Robust reporting and analysis capabilities;

•	Technical expertise and experience;

•	The size and scale of our managed services platform, enabling us to competitively price our solutions and cost-effectively process micro transactions;

•	Ability to quickly identify and respond to customer needs and rapidly deploy new features and functionality to enable our customers to be more competitive; and

•	Ability to integrate our solutions into wireless operators’ technological and business processes in order to streamline their operations.

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

EMPLOYEES

As of December 31, 2005, we had a total of 504 full-time and part-time employees. Of these employees, 398 served in engineering, technical operations and support and software development, 62 served in sales, business development, marketing, product management and client relations, and 47 served in administration and management. None of our employees are represented by a labor union. We believe that our employee relations are good. However, some of our current employees have sought, and may continue to seek, other employment prior to a final resolution of the Freedom Wireless lawsuits.

BACKLOG

As of December 31, 2005 and 2004, there was no backlog of firm orders. We include in backlog only those orders for which we have received completed purchase orders and for which delivery has been specified within 12 months. Most orders are subject to cancellation by the customer. Because of the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, our backlog as of any particular date may not be representative of actual sales for any succeeding period.

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

Item 1A.    RISK FACTORS

Certain Factors That May Affect Future Results

If we lose, in whole or significant part, our appeal of the Freedom Wireless lawsuit in the U.S. Court of Appeals for the Federal Circuit (“Appeals Court”) or the lawsuits with Freedom Wireless in United States District Court in Massachusetts (“District Court”), it would have a material adverse impact on our business, including potential asset impairment charges and the possibility of bankruptcy, impairing our ability to continue as a going concern.

Although we have filed to appeal the entire judgment in the Freedom Wireless lawsuit involving us and Cingular, the Appeals Court may uphold the judgment in whole or in part, which currently stands at $165 million and exceeds our ability to pay. If the final judgment after the appeal is adverse to us and exceeds our ability to pay, we would need to seek protection under the U.S. Bankruptcy Code. In addition, any significant delay in the Appeals Court issuing a final ruling could impair our business going forward due to ongoing uncertainty and additional legal costs.

Freedom Wireless has also filed two separate patent infringement lawsuits against us and Sprint Nextel Corporation and us and Alltel Corporation and other carriers. Although we are contesting the lawsuits, there can be no assurance of a favorable outcome in these matters. We are obligated to indemnify Sprint Nextel, Alltel and the other carriers for damages they may incur with respect to any finding of infringement by bcgi’s technology.

Regardless of the outcome in these lawsuits, we have already incurred approximately $26.8 million in legal and other costs as of December 31, 2005 and will continue to incur significant expenses to support our ongoing defense. Ongoing legal costs may fluctuate from time to time, depending on the nature of our legal proceedings.

We may continue to seek a settlement agreement with Freedom Wireless but we may not be able to reach a reasonable settlement or we may reach a settlement that could negatively impact our financial performance.

We have engaged in settlement discussions with Freedom Wireless at various times; however, we have been unable to reach mutual agreement with Freedom Wireless and the other defendants in the cases. We continue to believe that we do not infringe the Freedom Wireless patents and believe that the patents are invalid, and that the size of the damages awarded bears no relationship to a reasonable royalty that bcgi or any company would have paid for a license of the patents. Nevertheless, in light of the adverse judgment and the negative effect that it is having on our business, we may engage in additional settlement discussions with Freedom Wireless in the future. Despite our desire to reach a reasonable settlement agreement, we may not be able to do so. Even if we are able to obtain a settlement, any settlement agreement and license may carry terms unfavorable to us and may significantly restrict our cash and/or future ability to generate profits. Additionally, a settlement may not be able to mitigate the adverse impact the judgment has already had on our business.

The Funding of Security for Appeal (“Appeal Agreement”) with Cingular Wireless, in addition to any future requirement to provide additional security on our own, may substantially reduce our working capital and access to cash.

With the current uncertainties facing us and the potential for unforeseen changes in our business and estimates, including but not limited to loss of customers and/or higher than expected legal costs, we may need additional working capital. In such circumstances, we may not have access to the $41.5 million placed in escrow as security for our appeal. We also may need to provide additional security for potential additional damages or royalties. If we are unable to secure additional capital or finance sufficient assets, we may need to seek protection under the U.S. Bankruptcy Code.

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

As the uncertainty surrounding the status of the Freedom Wireless lawsuits continues, we face significant challenges retaining existing customers, vendors and employees and attracting new customers, vendors and employees, all of which has had a material adverse effect on our business.

The status of the Freedom Wireless lawsuit remains unresolved and may remain unresolved for an indefinite period of time. This uncertainty has and will likely continue to significantly impact our existing business in the following ways:

•	Our ability to sell our products and services, including our products and services that are not related to the Freedom Wireless claims, to new and existing customers has been and may continue to be limited;

•	Alltel Corporation and other existing customers have terminated, failed to renew or are seeking to terminate their current contracts with us;

•	Existing customers may reduce their prepaid sales and marketing efforts with respect to our products in order to mitigate their potential exposure to litigation from Freedom Wireless;

•	Current employees have sought and may continue to seek other employment prior to a final resolution of the Freedom Wireless matter;

•	Prospective employees have not accepted and may continue not to accept our employment offers; and

•	Current and potential vendors have imposed and may continue to impose restrictions on us, including higher pricing, advance payment requirements and other terms in order for us to obtain their products and services.

As a result, even if we are successful in our appeal and in the other Freedom Wireless lawsuits, our business may have been irreparably harmed. If our business substantially deteriorates further, we may need to seek protection under the U.S. Bankruptcy Code before our appeal is decided.

The loss or significant reduction of business from one of our major customers, including Verizon Wireless, Cingular Wireless or Sprint Nextel Corporation, would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. The following table summarizes the percentage of our total revenue received from Sprint Nextel Corporation, Verizon Wireless and Cingular Wireless for the three and twelve months ended December 31, 2005:

	Three months ended	Year ended
Sprint Nextel Corporation	46%	38%
Verizon Wireless	22%	24%
Cingular Wireless	9%	14%

Verizon Wireless, Cingular Wireless and Alltel Corporation are also anticipated to be fully migrated off of our Real-Time Billing platform by June, 2006. These carriers collectively represented approximately $46 million in revenue or 44% of our total 2005 revenues. Thus, revenues from Verizon, Cingular and Alltel will substantially decrease, resulting in a reduction of overall revenue from our Real-Time Billing business from these three customers. We can provide no assurance that other customers may not migrate off of our platform due to concerns regarding our viability.

Most of our customer contracts are not exclusive. Therefore, our wireless operator customers have used and/or tested and continue to use and/or test their own services or services of our competitors in certain markets. In addition, certain of our contracts are up for renewal in 2006 and beyond, including Sprint Nextel Corporation whose contract expires in the first quarter of 2007. If and when each of the contracts is renewed, some contractual rates may be lower than in previous years and at lower rates than we have estimated. In addition, we depend on our wireless customers to market and sell our solutions to consumers. We can provide no assurance that they will do so successfully, and therefore, that there will be a significant market for our mobile services platform.

Sprint Nextel became our largest customer in 2005 and we expect that revenue from Sprint Nextel will constitute an even larger percentage of our revenue in 2006. We can provide no assurance that Sprint Nextel will continue to use our services beyond the term of their contract with us. If we were to lose Sprint Nextel as a customer, our business would be materially and adversely impacted and we would likely need to seek protection under the U.S. Bankruptcy Code. Additionally, there are a limited number of U.S. customers available in the marketplace and if we are unable to add new customers, our business would be materially and adversely impacted.

Our future success depends partly on the global acceptance of our new products, including bcgi Access Management, Payment Manager and bcgi Network.

We have introduced bcgi Access Management, Payment Manager and bcgi Network product offerings to the global marketplace. The acceptance of these new products is critical to our strategy to diversify and grow our revenue base. Our success in gaining acceptance of these offerings will depend on our ability to integrate these products into existing wireless operator billing platforms. In addition, the success of bcgi Access Management will depend on wireless operator and subscriber acceptance of the capabilities of this product. To date, we have not had any significant deployments of these products, and in light of the current status of the Freedom Wireless litigation, our ability to sell new products is impaired. The failure or delay of any of these offerings to be accepted in the marketplace could have a material adverse effect on our business, financial condition and results of operations.

Our future operating results are difficult to predict and may materially fluctuate, which may result in significant fluctuations in our stock price.

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Additionally, as discussed in the overview section of management’s discussion and analysis of financial condition and results of operations, we anticipate that our global expansion and expanded product suite may result in more revenues from licensed sales, which tend to be less predictable. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Developments in the Freedom Wireless matter, including the cost of royalties, license fees, additional damages and legal support;

•	The loss of additional customers or the inability to effectively sell our products and services to new customers;

•	The lack of acceptance or delayed acceptance of our newest solutions, including bcgi Access Management and Payment Manager;

•	Variations in volumes of minutes of use generated by our wireless customers’ subscribers;

•	The number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages;

•	Rates charged and paid by our customers;

•	Our wireless customers’ ability to generate additional prepaid subscribers using our solutions;

•	The extent of our wireless customers’ emphasis on promoting prepaid solutions and the timing of related marketing initiatives, including our wireless operators’ allocation of marketing resources for initiatives other than prepaid wireless services, such as data services, new technologies, etc.;

•	Our wireless customers’ ability to minimize “churn” (the percentage of total prepaid subscribers that terminate service on our network);

•	The relatively long sales cycles for many of our products;

•	Seasonal trends, particularly in the second and third quarters when wireless operators are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

We expect that our revenues and net income will decline in future quarters, as Verizon, Cingular and Alltel generate less revenue due to customer concerns regarding our viability. Also, a significant portion of our expenses is fixed. Accordingly, our results of operations are particularly sensitive to fluctuations in revenues. If our revenues fall below our expectations, we would most likely not be able to reduce our fixed or other expenses in time to sufficiently respond to such a shortfall. Additionally, due to all of the foregoing factors, it is possible that in some future quarter our results of operations will fall below our expectations and/or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected and could potentially result in the delisting of our stock.

If we do not continue to develop and offer more desirable functionality and features in our solutions at competitive prices, including bcgi Billing, bcgi Access Management, bcgi Payment, bcgi Network and the new solutions currently in our pipeline, we will not be able to compete effectively, and our business will be materially and adversely affected.

Our business will not be successful if we do not develop and offer more functionality and features in our solutions than those available in competitive offerings, or if we are unable to develop new solutions to offer our wireless customers. In addition, we may be unable to leverage our existing infrastructure to provide enhancements to our current solutions or new solutions cost-effectively. If we cannot develop and provide more desirable functionality and features than our competitors, if we cannot sell new solutions, including bcgi Access Management, bcgi Network or bcgi Payment, or if we are unable to keep our costs down to provide new and enhanced solutions at competitive prices, we would likely lose market share or be required to reduce our pricing, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if we do not successfully continue to upgrade our software and hosting environment as new wireless technologies evolve, we may lose existing and prospective customers.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

We are expanding our sales and operations internationally and expect to derive a greater portion of our revenues from customers outside the United States. Additionally, we have recently acquired businesses in India and Israel and opened sales offices in Singapore, Spain, Mexico and the United Kingdom. Our international operations are subject to a variety of risks, including:

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, natural disasters, fire, power loss, terrorism, war, telecommunication failure or similar events. We have implemented various measures to guard against these risks. However, each quarter we have experienced network outages, some of which have resulted in significant reductions in revenue due to penalty clauses contained in certain of our wireless customer contracts. Our Bedford and Woburn, Massachusetts facilities are redundant, and each facility is able to provide all significant processing functions of our network. We still may not be protected from a natural disaster within the greater Boston, Massachusetts area. There may also be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. However, there can be no assurance that a system or network failure or significant disruption will not have a material adverse impact on our business and our operating results. In addition, in the event of such a disruption or failure, we may incur significant costs to remedy the damages caused by such a situation.

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

A key part of our growth and diversification strategy has been to engage in acquisitions. We regularly review acquisition opportunities and have acquired companies in the recent past. There can be no assurance that we will be able to identify any appropriate acquisition candidates or that any identified acquisition opportunities will be available on terms and conditions acceptable to us. Additionally, we may be restricted from making acquisitions that would be attractive to us due to the uncertainty associated with the Freedom Wireless litigation.

We also may not be able to successfully integrate past or future acquisitions. Acquisitions involve numerous risks, including, among other things:

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

Competition for employees with the skills we require is intense. Our success will depend on our ability to attract and retain key employees, including members of the executive management team as well as those employees in crucial technical, marketing and staff positions. The Freedom Wireless litigation has made it more challenging for us to attract and retain critical employees. The loss of one or more key employees, our inability to attract additional qualified employees, or the delay in hiring key personnel could have a material adverse impact on our business, financial condition and results of operations.

The market for our solutions is very competitive and depends on the growth and health of the wireless industry and wireless operators.

We have historically provided our solutions almost exclusively to wireless carriers. The market for solutions to wireless operators is highly competitive and subject to rapid change as new technologies are continually introduced in the wireless marketplace. We anticipate continued growth and competition in the wireless services industry and, consequently, the entrance of new competitors in the future. Our competitors include independent providers of prepaid and other solutions to wireless operators and the wireless operators themselves who provide, or can provide, in-house services similar to ours. These wireless operators, and many of the independent service providers, have significantly greater financial and other resources than we do. In addition, the wireless industry is subject to consolidation, which could potentially result in the loss of carrier customers and/or subscribers. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our service solutions. We cannot be certain that we will be able to compete successfully with existing or new competitors. Our failure to maintain and enhance our competitive position would limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

We own the facility at our principal location in Bedford, Massachusetts. Our Bedford location currently houses our data and network operations center, as well as our corporate headquarters, engineering and software development, sales and marketing, and administrative personnel. We lease space at our locations in Burlington and Woburn, Massachusetts; Westbrook, Maine; Hyderabad, India; and Petah Tikva, Israel. Our Woburn facility currently serves as our redundant data center site. We also have 33 other smaller leased facilities throughout the United States that house certain equipment for our network.

Our Westbrook facility houses many of the support functions for our Voyager Billing solution, including software development and technical support. Both our Burlington and Hyderabad facilities host certain software development functions. The Petah Tikva facility hosts certain engineering and software development, sales and marketing, and administrative personnel. We believe that our existing sites will accommodate our data center space needs and that suitable additional space is available if needed.

The following list comprises our significant leased facilities:

Location	Square Footage	Expiration Date
Woburn, Massachusetts	13,669	February 2009
Westbrook, Maine	10,679	May 2006
Burlington, Massachusetts	9,235	June 2007
Hyderabad, India	10,821	June 2007 -February 2008
Petah Tikva, Israel	3,498	August 2006

Item 3.    LEGAL PROCEEDINGS

Freedom Wireless Patent Infringement Lawsuit

Jury Trial in District Court

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our current or former carrier customers (including Verizon Wireless, Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) in the District Court. In February 2005, Verizon Wireless reached a settlement with Freedom Wireless and, as a result, was removed as a defendant in the case. We were not part of the settlement discussions and the terms of the settlement are not public. On May 20, 2005, a jury determined that bcgi and the remaining defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages (through October 12, 2005) plus interest and court costs awarded by the District Court total approximately $165 million (bcgi and each carrier are jointly liable for specific amounts). We have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology.

In July 2005, we entered into the Appeal Agreement with Cingular Wireless whereby we placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds totaling approximately $191 million, the amount required by the District Court to stay the execution of the amount of the judgment that concerns the joint infringement by us and Cingular, pending appeal. Cingular has also agreed to dismiss, without prejudice, the indemnification action filed by Cingular against us in May 2005. Cingular filed this action in an effort to enforce Cingular’s indemnity rights against us as a result of the Freedom Wireless judgment. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. The agreement does not alter our obligation to indemnify Cingular. At December 31, 2005, this escrow amount (including interest earned to date) totaled $41.5 million and is recorded as restricted cash.

Injunction

On October 12, 2005 the District Court granted injunctive relief (the “Injunction”) to Freedom Wireless providing a 90 day grace period during which we could still provide our services to carriers. Subsequent to the 90-day grace period, the District Court ordered that we must stop providing prepaid services to all of our Real-Time Billing customers, other than those who have a license with Freedom (Verizon Wireless is currently our only customer with such a license). We filed a motion to clarify the order or stay the Injunction pending appeal which was denied by the District Court. We filed an emergency appeal to stay the Injunction with the Appeals Court.

On December 15, 2005, the Appeals Court stayed the Injunction previously granted by the District Court. Therefore, our carrier customers, including co-defendant Cingular Wireless, may continue to use our Real-Time Billing service during the appeals process. In addition, the Appeals Court did not require bcgi and/or the other defendants to post additional security for any potential damages that may accrue during the appeals process.

Appeal of District Court Judgment

In October 2005, we filed to appeal the District Court judgment with the Appeals Court. Our principal appeal brief is expected to be filed in March, 2006 and the appeal process is expected to continue into 2007. If our appeal is unsuccessful or if we cannot successfully manage our business during the appeal process, we may not be able to continue our ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

Freedom Wireless Patent Infringement Lawsuits Against bcgi, Sprint Nextel Corporation and Alltel Corporation

On May 20, 2005, Freedom Wireless filed two separate lawsuits in the U.S. District Court for the District of Massachusetts, the first against us and Sprint Nextel Corporation, and the second against us, Alltel Corporation and several other of our carrier customers. These lawsuits allege that we and each of our named carrier customers infringe the same two patents related to the current judgment held by Freedom Wireless, Inc. and seek damages as well as injunctive relief. We have an obligation to indemnify our customers for damages they may incur with respect to any infringement by our technology. We intend to contest the lawsuits vigorously and believe that we do not infringe these patents and that the patents are invalid.

Accounting

While we continue to believe that we do not infringe these patents and believe that the patents are invalid and that the size of the damages awarded bears no relationship to a reasonable royalty that bcgi or any company would have paid for a license of the patents, in light of the adverse judgment, we believe it is probable that a loss has been incurred. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the litigation and in accordance with FAS 5 and FIN 14, we accrued an estimated loss of $24.0 million in the quarter ended June 30, 2005 and an additional $40.3 million estimated loss in the quarter ended September 30, 2005, for a total estimated loss of $64.3 million with respect to the Freedom Wireless litigation. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be higher than the current judgment of $165 million, which exceeds our ability to pay.

Class Action Lawsuit

In June 2005, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between November 15, 2000 and May 20, 2005. The complaint was amended on October 12, 2005 to modify the commencement date to June 6, 2002. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that we had willfully infringed the Freedom Wireless patents. We have responded to the amended complaint and filed for a motion to dismiss the suit. We intend to contest the lawsuit vigorously and believe that bcgi and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

Verizon Contractual Indemnification

On April 28, 2005, a complaint by Aerotel Corporation was filed against Verizon alleging infringement by Verizon Communications, Verizon Wireless and others of a patent on prepaid technology. We are not named in the complaint. Verizon has notified us that we may be asked to indemnify them in this case under our Prepaid Wireless Services Agreement for that portion of any liability specific to Verizon Wireless prepaid offered through use of our services. The complaint does not specify damages as it relates to Verizon Wireless prepaid. We have provided documents and deposition testimony in response to a subpoena that has been served on us. The lawsuit is currently in the discovery phase and at this time it is not possible to determine the potential outcome of this indemnification claim.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the three months ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages and positions as of February 28, 2006 are as follows:

Name	Age	Position
Paul J. Tobin	62	Chairman
E.Y. Snowden	51	President and Chief Executive Officer, Director
Karen A. Walker	40	Treasurer, Vice President, Finance and Administration and Chief Financial Officer
William D. Wessman	56	Executive Vice President and Chief Technology Officer
Frederick E. von Mering	53	Chief Operating Officer, Director

Mr. Tobin has over 25 years experience in the telecommunications and wireless industry. Mr. Tobin is one of our founders and has served as our Chairman since 1996. Mr. Tobin also held the position of President from February 1990 until February 1996, and from April 1997 to February 1998. Prior to his tenure with us, Mr. Tobin served as President of Cellular One Boston/Worcester and Portsmouth, NH, and Regional Marketing Manager for Satellite Business Systems (a joint venture of IBM, Comsat and Aetna). Mr. Tobin began his career as a Securities Analyst at Chase Manhattan Bank after receiving his undergraduate degree in Economics from Stonehill College and his M.B.A. in marketing/finance from Northeastern University. Mr. Tobin is also a member of the Board of Directors of NWH, Inc.

Mr. Snowden joined us as President and Chief Executive Officer in February 1998. Mr. Snowden leads our overall business direction and strategy. Prior to that, he served as President and Chief Operating Officer of American Personal Communications, L.P. d/b/a Sprint Spectrum (“APC/Sprint Spectrum”), a wireless carrier, where he oversaw the successful launch of the nation’s first Personal Communications Services (“PCS”) network. Before joining APC/Sprint Spectrum in 1994, Mr. Snowden served as an Area Vice President at Pacific Telesis Group, a telecommunications provider, where he played an integral role in Pacific Bell’s entry into the PCS market through the development of the business plan for Pacific Bell Mobile Services. Previously, he served as Chief Executive Officer of Universal Optical Company, a manufacturer and marketer of designer eyewear. Mr. Snowden spent his early career as a Corporate Strategy Consultant and Manager with the Boston Consulting Group, a consulting firm. Mr. Snowden currently serves on the Executive Committee of the CTIA board of directors and the CTIA Wireless Foundation board. He also acts as director and vice-chairman of the board for the Massachusetts Telecommunications Council, a director of Tatara Systems, Inc., and as a Trustee of the Tower School in Marblehead, Mass. Mr. Snowden holds a bachelor’s degree in mathematical sciences from Stanford University and a master’s degree in business administration from Harvard Business School.

Ms. Walker, our Chief Financial Officer and Vice President of Finance and Administration, has been with us since 1993. She joined us as Corporate Controller in 1993 and she became Vice President of Finance and Administration in August 1998. In April 1999, she was promoted to the position of CFO. As CFO, Ms. Walker is responsible for overseeing finance, accounting, human resources and investor relations. She also played an integral part in guiding us through our IPO and follow-on offering. Prior to joining us, Ms. Walker spent over six years at Ernst & Young, LLP, a public accounting firm, where she earned her C.P.A. and was a Manager in E&Y’s Entrepreneurial Services Group. Ms. Walker holds a B.S. degree in Accounting from Boston College.

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

Mr. von Mering has been involved with the telecommunications and wireless industries for nearly 20 years. As Chief Operating Officer of bcgi, Mr. von Mering oversees the operations of the company’s business units tasked with development and delivery of our products and services. In addition, he has responsibility for the Client Services organization. Previously, Mr. von Mering was Vice President of Corporate Development, and prior to that he held the role of our first Chief Financial Officer until 1999, helping us execute our initial public offering in 1996. Before joining us, Mr. von Mering was Regional Vice President and General Manager for the paging division of Metromedia. Prior to Metromedia, Mr. von Mering held various positions at Coopers & Lybrand a public accounting firm, where he earned his C.P.A. Mr. von Mering was appointed to the Board of Directors of MicroFinancial, Inc. (NYSE:MFI) in 2004 and serves as its Audit Committee Chairman. Mr. von Mering has an undergraduate degree in accounting from Boston College and an M.B.A. from Babson College.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is traded on the NASDAQ National Market, under the symbol BCGI. The following table sets forth the high and low sales prices for our Common Stock for each full quarterly period within fiscal years 2005 and 2004.

	2005		2004
	High	Low	High	Low
First Quarter	$9.66	$6.13	$12.39	$9.35
Second Quarter	$7.29	$1.28	$13.32	$8.10
Third Quarter	$2.62	$0.87	$10.34	$7.50
Fourth Quarter	$1.42	$0.90	$10.22	$8.50

Holders

At March 1, 2006 there were approximately 77 holders of record of our Common Stock.

Dividends

We have never declared or paid a cash dividend on our Common Stock. We currently intend to retain all of our earnings to finance future operations and, accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.    SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our Consolidated Financial Statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Total revenues	$103,858	$107,928	$99,787	$64,636	$54,613
Operating income (loss)	(60,156)	26,417	24,816	3,715	(1,762)
Income (loss) from continuing operations	(54,162)	17,211	16,135	3,156	(170)
Income (loss) from discontinued operations	—	(11)	9	200	986
Net income (loss)	(54,162)	17,200	16,144	3,356	816
Basic net income (loss) from continuing operations per common share	(3.07)	0.96	0.90	0.18	(0.01)
Diluted net income (loss) from continuing operations per common share	(3.07)	0.94	0.87	0.18	(0.01)
Basic net income (loss) from discontinued operations per common share	—	0.00	0.00	0.01	0.06
Diluted net income (loss) from discontinued operations per common share	—	0.00	0.00	0.01	0.05
Basic net income (loss) per common share	(3.07)	0.96	0.90	0.20	0.05
Diluted net income (loss) per common share	$(3.07)	$0.94	$0.87	$0.19	$0.05
Consolidated Balance Sheets Data (at year end):
Cash, restricted cash and short-term investments	$80,816	$77,752	$66,513	$55,075	$60,253
Working capital	14,612	79,294	70,204	55,236	59,230
Property and equipment, net	53,283	55,559	58,638	44,896	38,795
Total assets	175,291	168,011	154,591	124,755	116,553
Shareholders’ equity	$86,346	$138,447	$128,201	$101,739	$96,830

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment. Accordingly, the operating results of the Roaming Services segment have been segregated as discontinued operations in the Consolidated Balance Sheets and Consolidated Statements of Income.

Results for the year ended December 31, 2005 include a charge for estimated loss from litigation of $64.3 million and general and administrative legal expenses of $10.2 million, primarily for the Freedom Wireless suit.

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

CONSOLIDATED RESULTS OF OPERATIONS

Overview

We deliver innovative products and services that enable mobile operators and MVNOs worldwide to differentiate their offerings and increase market penetration while reducing costs. Our access management, prepaid and postpaid billing and payment solutions enable operators to address new market needs. These solutions help our customers compete effectively by attracting and retaining additional subscriber customers, thereby increasing their ability to drive additional revenue while lowering their operating costs. We offer our fully managed services and licensed products to wireless operators in the United States and worldwide, selling through both direct and indirect channels.

Our bcgi Billing product line includes our prepaid wireless product, Real-Time Billing, and our postpaid product, Voyager Billing. Voyager Billing serves U.S. operators and MVNO’s, and our revenues are earned principally on a per subscriber basis for generating a postpaid subscriber’s monthly bill. We generate revenues from our Real-Time Billing product as a managed service principally by processing prepaid wireless minutes or as a percentage of wireless customer revenue. Real-Time Billing services revenues are recorded net of outage penalties that we may incur based on contracted service level agreements with the wireless operators. We also generate revenues from other transactions processed, including Push-to-Talk, SMS and other data services. Additionally, whether deployed on a managed service basis or licensed basis, we generate revenues from software licensing, implementations, bcgi Professional Services and special development services. These revenues are typically recognized over the term of the contract for managed services customers and at the time of shipment or completion of installation for licensed sales.

While we have not generated significant bcgi Access Management revenues related to our Mobile Guardian products to date, we expect that we will generate greater future revenues from these products by charging wireless operators on a per subscriber per month basis, a per transaction basis, or on a one-time subscriber license basis, plus maintenance and other services.

In the U.S., we typically generate revenues from bcgi Payment by charging wireless operators a transaction fee for the services performed and paying the financial partners a fee for enabling the transaction. Internationally, we license technology to wireless operators to support their payment processing needs.

Our net revenues decreased 4% to $103.9 million in 2005 compared to $107.9 million in 2004. In 2004, net revenues increased 8% from $99.8 million in 2003. Our operating loss of $60.2 million in 2005 compares to $26.4 million of operating income in 2004. The decrease in operating income from 2004 to 2005 is primarily due to:

•	The accrual of $64.3 million for the estimated loss from the Freedom Wireless litigation recorded in accordance with FAS 5 and FIN 14;

•	An additional $7.2 million in legal costs related to the Freedom Wireless litigation;

•	Lower revenue from the loss of Verizon and Cingular subscribers;

•	Increased investment in engineering, research and development to enhance our product offerings; and

•	Investments in an international sales team and infrastructure to support our expansion into global markets.

Our operating income of $26.4 million in 2004 increased 6% over $24.8 million in 2003.

On May 20, 2005, a jury determined that bcgi and the other defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages (through October 12, 2005) plus interest and court costs awarded by the District Court total approximately $165 million (bcgi and each carrier are jointly liable for specific amounts). We have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology.

In July 2005, we entered into the Appeal Agreement with Cingular Wireless whereby we placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds totaling $191 million to stay the execution of the judgment, pending appeal. At December 31, 2005, this escrow amount (including interest earned to date) totaled $41.5 million and is recorded as restricted cash.

On October 12, 2005 the District Court granted the Injunction to Freedom Wireless providing a 90 day grace period during which we could continue to provide our services to carriers. Subsequent to the 90-day grace period, the District Court ordered that we must stop providing prepaid services to all of our Real-Time Billing customers, other than those who have a license with Freedom. We filed a motion to clarify the order or stay the Injunction pending appeal which was denied by the District Court. We filed an emergency appeal to stay the Injunction with the Appeals Court and on December 15, 2005 the Appeals Court stayed the Injunction. Therefore, our carrier customers, including co-defendant Cingular Wireless, may continue to use our Real-Time Billing service during the appeals process. In addition, the Appeals Court did not require bcgi and/or the other defendants to post additional security for any potential damages that may accrue during the appeals process.

In October 2005, we filed to appeal the District Court judgment with the Appeals Court. Our principal appeal brief is expected to be filed in March, 2006, and the appeal process is expected to continue into 2007. If our appeal is unsuccessful or if we cannot successfully manage our business during the appeal process, we may not be able to continue our ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $64.3 million in 2005, excluding our legal charges which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be higher than the current judgment of $165 million, which exceeds our ability to pay.

The potential outcomes vary greatly and could include any of the following:

•	If the Appeals Court overturns the judgment of infringement, it could either rule that bcgi would have no liability to Freedom Wireless, or that the case be returned to the District Court for a new trial on infringement.

•	If the Appeals Court overturns the judgment that the patents held by Freedom Wireless were valid or enforceable, the Appeals Court could either rule that bcgi would have no liability to Freedom Wireless, or the case could be returned to the District Court for a new trial on the issue of invalidity or unenforceability.

•	If the Appeals Court rules in favor of Freedom Wireless, we would need to seek protection under the U.S. Bankruptcy Code.

•	The parties could enter into a settlement agreement.

Since we cannot anticipate the impact on our business due to the Freedom Wireless litigation, we cannot provide precise future earnings guidance; however, we anticipate that revenues and earnings will decrease for the first quarter of 2006 from the fourth quarter of 2005. These decreases are due to our expectations that customer migrations, namely Verizon and Cingular, will continue and accelerate in the first quarter. Additionally, we anticipate that Verizon Wireless and Cingular Wireless will each constitute less than 10% of net revenues for the first quarter of 2006, compared to 21% and 9% of revenues, respectively, for the fourth quarter of 2005. Verizon Wireless and Cingular Wireless are also anticipated to be fully migrated off of our Real-Time Billing platform by June, 2006. Additionally, Alltel Corporation and other smaller carriers have recently stopped using our Real-Time Billing platform due to concerns regarding our viability resulting from the Freedom Wireless litigation. Revenue generated from these carriers collectively totaled approximately 10% of our 2005 revenues.

In 2005 we expanded our product offerings on a global scale, both on a managed services basis and on a licensed sale basis. This global expansion of our product offerings provides customers the ability to choose which service delivery model best suits their needs. Selling our products on a licensed sale basis is expected to result in less predictability in our future sales trends.

We plan to continue to invest in and focus on our customer and product diversification strategy which includes support of bcgi Access Management, bcgi Payment and Voyager Billing products as well as expansion into new domestic and international wireless markets, including the developing MVNO market.

In March 2004, we ceased providing our ROAMERplus solution, effectively discontinuing our Roaming Services segment.

Segment Revenues

($ in thousands)

	Twelve months ended December 31,
	2005		2004		2003
	Total	% of Total Net Revenues	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Real-Time Billing	$94,089	91%	$102,373	95%	$95,799	96%
Other	9,769	9%	5,555	5%	3,988	4%
Total net revenues	$103,858	100%	$107,928	100%	$99,787	100%

Revenues

Real-Time Billing

Our net revenues from Real-Time Billing decreased by 8% to $94.1 million in 2005 compared to $102.4 million in 2004. In 2004 net revenues from Real-Time Billing increased 7% compared to $95.8 million in 2003. While the subscribers on our platform increased by 315,000 from 2004, bringing our total subscriber base to 4.09 million as of December 31, 2005, revenue decreased primarily because the average billed rate per minute declined by approximately 22% for 2005 compared to 2004. The decline in our average billed rate per minute was principally due to customers with lower contractual pricing becoming a larger portion of Real-Time Billing revenues, in addition to customary volume discounts for those customers. Sprint Nextel became our largest customer in 2005 and we expect revenue from Sprint Nextel will constitute an even larger percentage of our revenue in 2006.

The net revenue increase from Real-Time Billing in 2004 compared to 2003 was due primarily to additional revenue from Sprint Nextel Corporation, partially offset by lower revenues from Verizon Wireless. The increase was also attributable to an increase in the average billed minutes of use per subscriber per month to 113 for 2004 compared to 111 in 2003. These increases were partially offset by an 11% decrease in our average billed rate per minute. Our U.S. subscriber base remained consistent with 3.77 million subscribers as of December 31, 2004 and 2003.

In future periods, we expect our prepaid subscriber base to decrease, as we anticipate that the loss of subscribers from Verizon Wireless, Cingular Wireless and Alltel Corporation will exceed subscriber growth from other customers. In addition, other existing customers may decide to limit or stop using our Real-Time Billing service due to the uncertainty resulting from the Freedom Wireless lawsuits. The loss of these subscribers is also expected to contribute to further overall decreases in our average billed rate per minute since customers with lower contractual pricing are expected to become a larger portion of our revenues. As a result of these factors and despite expected off-setting growth of Sprint Nextel Corporation revenues, we expect Real-Time Billing revenues to decrease significantly in 2006.

Other revenues

Other revenues are generated from our other products and operating units, including, bcgi Payment, bcgi Access Management and Voyager Billing. Our net revenues from these business and product lines increased by 76% to $9.8 million in 2005 compared to $5.6 million in 2004. Other net revenues also increased 40% in 2004 compared to 2003. The increases in 2005 and 2004 are primarily due to our efforts to diversify our revenues with new products and customers. Although the technologies used in these other operating units are not implicated in the Freedom Wireless lawsuits, we have had difficulties selling these products in certain instances due to concerns about our viability. We expect that these difficulties will continue and may increase at least as long as the lawsuits are pending and potentially even after.

Cost of revenues

Cost of revenues primarily include the salaries and benefits of personnel who support our managed services network and our licensed product offerings, along with costs for maintenance, telecommunications, travel and other support costs. Although these costs have certain variable elements in relation to revenues, they are primarily fixed in nature. Cost of revenues increased in absolute dollars to $25.9 million, or 25% of total revenues, in 2005 from $24.0 million, or 22% of total revenues, in 2004. The increase in cost of revenues in 2005 resulted primarily from increased software and equipment maintenance costs (approximately $490,000) and additional personnel, wages and related costs (approximately $1.0 million) to support our launch of new customers and our investments in professional services and our global licensing strategy. Cost of revenues increased to $24.0 million in 2004 from $23.0 million or 23% of total revenues in 2003. The increase in cost of revenues in 2004 resulted primarily from increased software and equipment maintenance costs (approximately

$690,000). Our cost of revenues is expected to increase in the first quarter of 2006 compared with the $6.7 million incurred in the fourth quarter of 2005.

Operating Data

($ in thousands)

	2005		2004		2003
	Total	% of Revenue	Total	% of Revenue	Total	% of Revenue
Total revenues	$103,858	100%	$107,928	100%	$99,787	100%
Engineering, research and development expense	16,670	16%	12,561	12%	10,729	11%
Sales and marketing expense	10,590	10%	6,629	6%	5,986	6%
General and administrative expense	15,001	14%	13,023	12%	11,926	12%
General and administrative expense—legal	10,219	10%	2,991	3%	3,990	4%
Estimated loss from litigation	64,300	62%	—	—%	—	—%
Depreciation and amortization expense	$21,348	21%	$22,332	21%	$19,336	19%

Engineering, research and development expenses

Engineering, research and development (“ER&D”) expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new software. The increase in ER&D expenses in absolute dollars and as a percentage of revenue in 2005 compared to 2004 resulted primarily from additional personnel, wages and related costs of approximately $4.0 million principally to support the development of bcgi Access Management and bcgi Payment, along with the enhancement of the features and functionality of our other products. The additional personnel acquired through our acquisitions of PureSight and Airada also contributed approximately $1.6 million to the increase in personnel, wages and related costs.

The increase in ER&D expenses in absolute dollars and as a percentage of revenue in 2004 compared to 2003 resulted from additional personnel, wages and related costs of approximately $1.9 million to support the development of bcgi Access Management, along with the enhancement of the features and functionality for our existing products. These increases were partially offset by a $440,000 decrease in bonuses earned by employees relating to our 2004 financial performance compared to 2003.

ER&D expenses in absolute dollars are expected to increase slightly in the first quarter of 2006 compared with the $4.4 million incurred in the fourth quarter of 2005 due to increased energy costs, maintenance, payroll and other operating costs.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses in 2005 increased in absolute dollars and as a percentage of revenue over 2004 primarily due to approximately $2.5 million to support the expansion of our international sales efforts, approximately $380,000 for additional personnel, wages and related costs to support our diversification strategy, approximately $260,000 for additional costs to exhibit at major domestic industry tradeshows, approximately $180,000 for higher domestic travel costs and approximately $400,000 for targeted marketing programs.

Sales and marketing expenses increased in absolute dollars in 2004 as compared to 2003 due to higher commissions of approximately $220,000 resulting from higher revenues, increased trade show costs of approximately $300,000 and increased promotional costs of approximately $150,000 to support Mobile Guardian and other diversification efforts. These increases were partially offset by decreases of approximately $190,000 for bonuses earned relating to our 2004 financial performance compared to 2003.

Sales and marketing expense in absolute dollars are expected to increase approximately $1.0 million in the first quarter of 2006 compared with the $2.9 million incurred in the fourth quarter of 2005 reflecting our continued expansion of our product offerings on a global scale, including participation in major international trade shows.

General and administrative expenses

General and administrative (“G&A”) expenses include salaries and benefits of employees and other expenses that provide our administrative support. The increase in G&A expenses in absolute dollars and as a percentage of revenue in 2005 compared to 2004 was principally due to additional personnel, wages and related costs of approximately $730,000 and higher costs associated with expanded regulatory requirements and related costs for public companies of approximately $170,000 and outside legal support of approximately $540,000.

The increase in G&A expenses in absolute dollars in 2004 compared to 2003 was due to higher costs associated with expanded regulatory requirements and related costs for public companies totaling approximately $550,000, additional personnel, wages and related costs of approximately $560,000 and increased facility costs of approximately $140,000, which was partially offset by decreases of approximately $380,000 for bonuses earned by employees relating to our 2004 financial performance compared to 2003.

G&A expenses in absolute dollars are expected to increase slightly in the first quarter of 2006 compared with the $3.4 million incurred in the fourth quarter of 2005.

General and administrative expenses—legal charges

General and administrative legal expenses primarily represent legal expenses to defend the Freedom Wireless litigation. The increase in expense for 2005 compared to 2004 was primarily due to higher costs associated with the trial and the judgment against us. The decrease in 2004 compared to 2003 was primarily due to the timing of the discovery phase which yielded greater costs in 2003. We expect to incur approximately $1.0 million in the first quarter of 2006 as we continue our appeal of the Freedom Wireless lawsuit.

Estimated loss from litigation

bcgi and certain of our current or former carrier customer defendants (Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) were found by the District Court to have infringed or are infringing two Freedom Wireless patents. The total damages award granted by the District Court was $165 million, an amount which exceeds bcgi’s ability to pay. bcgi and each carrier are jointly liable for specific amounts. We have filed our appeal of the judgment with the Appeals Court. While we continue to believe that we do not infringe these patents, that the patents are invalid and that the size of the damages awarded bears no relationship to a reasonable royalty that bcgi or any company would have paid for a license of the patents, in light of the adverse judgment, we believe it is probable that a loss has been incurred. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the case and in accordance with FAS 5 and FIN 14, we have accrued an estimated loss of $64.3 million with respect to the Freedom Wireless litigation. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be higher than the current judgment of $165 million, which exceeds our ability to pay, depending on the outcome of the appeal.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building, furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The 2005 decrease in depreciation and amortization expense in absolute dollars as compared to 2004 was primarily due to certain capital equipment that became fully depreciated in the first half of 2005, partially offset by intangible asset amortization from the acquisitions of PureSight and Airada of $531,000. The increase in depreciation and amortization expense in absolute dollars and as a percentage of revenue in 2004 compared to 2003 was attributable to additional telecommunication equipment and software to enhance our managed services platform as well as to further develop our licensed products.

Interest income

Interest income increased to $1.8 million in 2005 compared to $1.2 million in 2004 and 2003. Interest income was earned primarily from investments, which were purchased using the cash generated from operations, from the sale of our teleservices business in 2000 and from the proceeds from our public offerings. Our increase in combined cash, restricted cash and investment positions in 2005 and higher average interest rates during 2005 resulted in increased levels of interest income compared to the previous years. If we ultimately make a cash payment relating to the Freedom Wireless litigation, this would likely substantially reduce our cash and investment balances and therefore reduce future interest income.

Provision for income taxes

The income tax benefit for the year ended December 31, 2005 was $4.2 million, compared to an income tax provision of $10.4 million (37.7% effective tax rate) for the year ended December 31, 2004. The benefit recorded in the current year primarily reflects our assessment of our ability to realize the tax benefit from the ultimate loss, if any, from the Freedom Wireless judgment and also reflects a favorable adjustment from the completion of a routine IRS audit of several tax returns. Absent any changes to our legal reserve assumptions or other matters, we expect that our effective tax rate in 2006 will be substantially below statutory tax rates.

Acquisitions

In November 2004, we acquired the assets of Airada Networks, Inc. and Airada Networks Private Limited (Airada), a privately-held provider of payment management software solutions for the wireless marketplace, for $1.3 million in cash. Additional contingent cash consideration may be paid to Airada based on attaining certain defined annual revenue targets and other metrics through 2007, most of which will be accounted for as goodwill. For 2005, Airada earned contingent consideration of $323,000 of which $311,000 was paid in 2005 and all of which was accrued in purchased accounting. The purchase price of the acquisition was allocated to identifiable assets based on fair values as of the date of acquisition. We determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other assumptions. Identifiable intangible assets consist of acquired technology and customer contracts and are being amortized on a straight-line basis over five years. The results of operations of Airada are included in our Consolidated Statements of Operations from the date of acquisition.

In June 2005, we acquired the assets and certain liabilities of PureSight, Inc. and its Israeli subsidiary, PureSight LTD. (PureSight), a privately-held provider of advanced content recognition solutions for mobile operators, ISPs and enterprises. We paid $6.6 million in cash for PureSight, including acquisition costs. We determined the fair value of the assets and certain liabilities acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer contracts and relationships and non-compete agreements, the estimated life of the technology acquired and other factors. Identifiable intangible assets of $1.6 million consist of acquired technology, customer contracts and relationships, trademarks and non-compete agreements and are being amortized over four to seven years. The results of operations of PureSight are included in our Consolidated Statements of Operations from the date of acquisition.

Liquidity and Capital Resources

As of December 31, 2005, cash, cash equivalents, restricted cash and short-term investments increased 4% to $80.8 million compared to $77.8 million at December 31, 2004, primarily due to our net loss offset by non-cash adjustments, higher accounts payable and accrued expenses, an income tax refund and to a lesser extent, a lower than usual days sales outstanding. The net cash provided by operations of $30.5 million in 2005 resulted from a $54.2 million net loss along with adjustments for depreciation and amortization of $21.3 million and an estimated loss contingency recorded in the Freedom Wireless patent infringement lawsuit of $64.3 million, decreased receivables of $2.7 million caused by a decrease in our days sales outstanding from 63 as of December 31, 2004 to 55 at December 31, 2005 and a decrease in deferred income taxes of $6.7 million.

Our investing activities used $25.9 million of net cash for 2005. We entered into an agreement with Cingular Wireless, placing $41 million of cash into escrow which is restricted cash for security since Cingular has posted the required bonds to stay the execution of judgment, pending appeal, in the Freedom Wireless lawsuit. In addition, we spent approximately $18.2 million for the purchase of telecommunications equipment and software to enhance our managed services platform as well as to further develop our licensed products. Internally capitalized costs were $3.6 million for the year ended December 31, 2005. We also acquired a business for approximately $6.6 million and contributed $1.5 million to fund our defined benefit plan, a contribution which we intend to make every year in our second quarter.

Our financing activities provided cash of $516,000 for 2005 primarily from proceeds from the exercise of stock options and the issuance of common stock under the Employee Stock Purchase Plan.

Since our cash balance as of December 31, 2005 was higher than expected due to certain working capital changes, including accrued expenses and accounts receivable, we expect that our cash position will decline and range between $71 to $73 million at March 31, 2006.

Subject to the outcome of the Freedom Wireless litigation, including license fees that may be payable, we believe that our cash, cash equivalents and short-term investments will be sufficient to finance our operations for at least the next twelve months and for the foreseeable future thereafter. An adverse final judgment, license fee payable or a settlement in the Freedom Wireless litigation would likely (when paid) adversely impact our liquidity and capital resources. Depending on the amount of the adverse judgment, settlement or license fee, the negative impact to our liquidity and capital resources could be material and we may need to seek protection under the U. S. Bankruptcy Code.

We have non-cancelable commitments for equipment, maintenance, operating lease commitments for office space, many of which are renewable at our option, as well as various other commitments for telecommunications services. We include in our commitments those agreements under which we are contractually obligated and agreements that are cancelable, but which we do not anticipate canceling. The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Total	Payment due by period
		within 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating leases	$2,744	$1,416	$1,252	$76	$—
Purchase commitments	4,337	3,693	631	13	—

Total	$7,081	$5,109	$1,883	$89	$—

Selected Quarterly Operating Results

The following table sets forth certain unaudited quarterly results of our operations for the eight quarters in the two-year period ended December 31, 2005, including such amounts expressed as a percentage of total revenues. This quarterly information is unaudited, prepared on the same basis as the audited Consolidated Financial Statements and, in the opinion of our management, reflects all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the periods presented. The quarterly operating results are not necessarily indicative of future results of operations, which you should read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
	(in thousands, except per share amounts)
Total revenues	$26,260	$25,631	$25,615	$26,352	$26,013	$27,020	$27,650	$27,245
Expenses:
Cost of revenues	6,742	6,570	6,347	6,227	5,879	6,326	5,928	5,842
Engineering, research and development	4,434	4,608	3,599	4,029	3,425	3,062	2,888	3,186
Sales and marketing	2,865	3,012	2,277	2,436	1,597	1,542	1,643	1,847
General and administrative	3,432	4,014	3,810	3,745	3,299	3,178	3,289	3,257
General and administrative—legal expense	1,385	2,305	4,319	2,210	941	450	450	1,150
Estimated loss from litigation	—	40,300	24,000	—	—	—	—	—
Depreciation and amortization	5,353	5,237	5,204	5,554	5,479	5,894	5,490	5,469

Total operating expenses	24,211	66,046	49,556	24,201	20,621	20,453	19,689	20,752
Operating income (loss)	2,049	(40,415)	(23,941)	2,151	5,393	6,568	7,962	6,494
Interest income	531	420	408	400	303	322	251	312

Income (loss) before income taxes	2,580	(39,995)	(23,533)	2,551	5,696	6,890	8,213	6,806
Provision (benefit) for income taxes	(72)	590	(5,671)	918	1,739	2,722	3,211	2,722

Net income (loss) from continuing operations	2,652	(40,585)	(17,862)	1,633	3,957	4,168	5,002	4,084
Loss from discontinued operations	—	—	—	—	—	—	—	(11)

Net income (loss)	$2,652	$(40,585)	$(17,862)	$1,633	$3,957	$4,168	$5,002	$4,073

Basic net income (loss) per share:
Continuing operations	$0.15	$(2.29)	$(1.01)	$0.09	$0.23	$0.24	$0.27	$0.22

Net income (loss)	$0.15	$(2.29)	$(1.01)	$0.09	$0.23	$0.24	$0.27	$0.22

Weighted average common shares	17,734	17,734	17,641	17,602	17,566	17,534	18,295	18,277
Diluted net income (loss) per share:
Continuing operations	$0.15	$(2.29)	$(1.01)	$0.09	$0.22	$0.24	$0.27	$0.22

Net income (loss)	$0.15	$(2.29)	$(1.01)	$0.09	$0.22	$0.24	$0.27	$0.22

Weighted average common shares	17,735	17,734	17,641	17,726	17,835	17,732	18,735	18,720

	As a Percentage of Total Revenues
	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Total revenues	100%	100%	100%	100%	100%	100%	100%	100%
Expenses:
Cost of revenues	26	26	25	24	23	23	21	21
Engineering, research and development	17	18	14	15	13	11	10	12
Sales and marketing	11	12	9	9	6	6	6	7
General and administration	13	16	15	14	13	12	12	12
General and administration—legal expense	5	9	17	8	4	2	2	4
Estimated loss from litigation	—	157	94	—	—	—	—	—

Depreciation and amortization	20	20	20	21	21	22	20	20

Total operating expenses	92	258	193	92	79	76	71	76
Operating income (loss)	8	(158)	(93)	8	21	24	29	24

Interest income	2	2	2	2	1	1	1	1
Income (loss) before income taxes	10	(156)	(92)	10	22	25	30	25
Provision (benefit) for income taxes	—	2	(22)	3	7	10	12	10

Net income (loss)	10%	(158)%	(70)%	6%	15%	15%	18%	15%

Off-Balance Sheet Arrangements

During 2005, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	Material trading activities in non-exchange traded commodity contracts, or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to bad debts, capitalized software and labor, long-lived assets, goodwill and intangible asset impairment, legal expenses, contingencies and income taxes. We base our estimates on historical experience, known trends and events and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from such estimates under different assumptions or conditions.

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

We recognize our revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and application of Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We earn revenues in various ways, depending on the type of transaction. For our managed services business, we earn revenues in the following ways:

•	For Real Time Billing, we earn revenues principally by processing prepaid wireless minutes or as a percentage of wireless customer revenue, net of any penalties incurred related to outages on our platform.

•	For Voyager Billing, we earn revenues principally on a per subscriber basis for generating a postpaid subscriber’s monthly bill.

•	For PayExtend, we earn revenues by processing transactions on behalf of wireless operators’ subscribers.

Each of these revenues is recognized when the service is provided. For license fees, special projects, implementation services and bcgi Professional Services related to our managed services business, revenues are typically recognized ratably over the remaining life of the contract with the wireless operator.

For our licensed systems sales, we typically recognize revenue from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping and payment terms. In the event there are acceptance terms, we defer revenue until acceptance has occurred. In addition, certain software is licensed to distributors, who pay licensing fees to us as they sell the software to their customers. This revenue is recognized in the month in which it is earned upon sell through to a customer.

For multiple element arrangements, we determine fair value of each undelivered element and we recognize revenue based on the residual value method. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support and other services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period or when the services are performed. Vendor-specific objective evidence of fair value for maintenance and support is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate. Vendor-specific objective evidence of fair value for installation and other services is based upon standard pre-established rates.

In addition to recording revenues net of any penalties incurred related to outages on our managed services platform and estimated amounts that may be disputed, we evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet their financial obligations (e.g. bankruptcy filings, substantial downgrading of credit scores) or disputed amounts, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we record reserves based on the length of time the receivables are past due and on historical experience. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet their financial obligations), estimates of amounts recoverable could be adversely affected. We believe that our allowance for billing adjustments and doubtful accounts fairly represents the potential amount of bad debt we could incur.

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

We accrue the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. We are expensing legal costs related to the Freedom Wireless lawsuit as incurred due to the lengthy and unpredictable proceedings which have made it difficult to reasonably estimate legal costs for the lawsuit. Other litigation will continue to be accounted for in accordance with our accounting policy, and generally, we develop an estimate of probable costs in consultation with our outside legal counsel who is handling the case. There can be no assurance that our expenses will not exceed our estimates.

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

Internally capitalized costs totaled $3.6 million for the years ended December 31, 2005 and 2004. Amortization of capitalized software development costs begins when the solution is made available for general release and amortization of internal use costs begins when the related asset is first placed into service. These costs are amortized on a straight-line basis over a three-year period.

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

When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which are determined considering a number of factors including past operating results, budgets, economic projections, market trends and solution development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds the estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Consolidated Statement of Operations. The estimated undiscounted cash flows for each of our long-lived assets could differ materially from the actual results.

We account for goodwill in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is not amortized but is subject to annual impairment tests. We evaluate goodwill for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment by comparing the fair value of each operating unit, which includes bcgi Access Management, bcgi Payment, Real-Time Billing and Voyager Billing with its carrying amount, including goodwill. Fair value for each operating unit is determined using a discounted cash flow valuation model, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. If the carrying amount of the operating unit’s net assets exceeds the fair value of that operating unit, we would evaluate any impairment loss under the next step of the impairment test. The estimated discounted cash flows for each operating unit could differ materially from the actual results.

In November 2004, we acquired the assets of Airada and determined the fair value of the assets acquired and liabilities assumed. The principal asset acquired was completed technology related to a payment management software solution for the wireless marketplace valued at approximately $1.7 million, as well as customer contracts valued at approximately $100,000.

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

We performed our annual impairment test in the fourth quarters of our fiscal year and determined that goodwill was not impaired. As a result of the Freedom Wireless lawsuit judgment discussed in Note 11 to the Consolidated Financial Statements, the Company performed an asset impairment test for our long-lived assets and goodwill as of June 30, 2005, September 30, 2005 and during the fourth quarter of 2005 and concluded that no impairment existed. Future impairment tests may result in impairment losses that could have a material adverse impact on our results of operations.

Income Taxes

Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

While we have considered the current facts and circumstances of the tax benefit from the ultimate loss, if any, relating to the Freedom Wireless judgment in assessing the amount of our valuation allowance, there is no assurance that the valuation allowance will not need to be increased in the future to cover deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

New Accounting Pronouncements

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

We are adopting Statement No. 123(R) on January 1, 2006 using the modified prospective transition method and therefore will not restate prior periods.

As permitted by Statement No. 123, in 2005 and prior, we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and our stock price at the time of grant, although it will have no impact on our overall financial position. Non-cash expenses related to FAS 123(R) for options that have been granted and that are not vested as of December 31, 2005 are anticipated to be immaterial in 2006. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 3 to our Consolidated Financial Statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $1.6 million, $128,000, and $3.5 million in 2005, 2004 and 2003, respectively.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations and financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently analyzing FIN 47 and believe the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or liquidity.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and supplementary data are included as part of this Annual Report on Form 10-K:

Boston Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,601	$9,467
Restricted cash	41,466	—
Short-term investments	24,749	68,285
Accounts receivable, net of allowance for doubtful accounts of $949 in 2005 and $474 in 2004	14,830	17,358
Deferred income taxes	—	319
Prepaid expenses and other assets	3,443	2,907

Total current assets	99,089	98,336
Property and equipment:
Building, land and leasehold improvements	14,204	14,576
Telecommunications systems & software	107,131	94,900
Furniture and fixtures	811	789
Systems in development	3,445	2,837

	125,591	113,102
Less allowance for depreciation and amortization	72,308	57,543

	53,283	55,559
Intangible assets, net	3,279	2,450
Goodwill	10,258	4,753
Other assets	9,382	6,913

Total assets	$175,291	$168,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,589	$312
Accrued expenses	12,244	13,386
Accrued estimated loss from litigation	64,300	—
Deferred revenue	4,449	3,753
Income taxes payable	1,895	1,591

Total current liabilities	84,477	19,042
Non-current liabilities:
Accrued pension liability	4,468	3,476
Deferred income taxes	—	7,046

Total non-current liabilities	4,468	10,522
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.01 par value, 1,965,000 shares authorized, none issued and outstanding	—	—
Series A junior preferred stock, $.01 par value, 35,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,737,421 and 17,581,625 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	177	176
Additional paid-in capital	106,232	104,070
Deferred compensation	(15)	—
Retained earnings (deficit)	(19,732)	34,430
Accumulated other comprehensive loss	(316)	(229)

Total shareholders’ equity	86,346	138,447
Total liabilities and shareholders’ equity	$175,291	$168,011

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
NET REVENUES	$103,858	$107,928	$99,787

EXPENSES:
Cost of revenues *	25,886	23,975	23,004
Engineering, research and development	16,670	12,561	10,729
Sales and marketing	10,590	6,629	5,986
General and administrative	15,001	13,023	11,926
General and administrative – legal charges	10,219	2,991	3,990
Estimated loss from litigation	64,300	—	—
Depreciation and amortization	21,348	22,332	19,336

Operating income (loss)	(60,156)	26,417	24,816
Interest income	1,759	1,188	1,214

Income (loss) before income taxes	(58,397)	27,605	26,030
Provision (benefit) for income taxes	(4,235)	10,394	9,895

Net income (loss) from continuing operations	(54,162)	17,211	16,135
Discontinued operations:
Income (loss) from discontinued operations, before taxes	—	(19)	15
Provision (benefit) for income taxes from discontinued operations	—	(8)	6

Net income (loss) from discontinued operations	—	(11)	9

Net income (loss)	$(54,162)	$17,200	$16,144

Basic net income (loss) per share:
Continuing operations	$(3.07)	$0.96	$0.90
Net income (loss)	$(3.07)	$0.96	$0.90
Weighted average common shares outstanding	17,663	17,918	17,984
Diluted net income (loss) per share:
Continuing operations	$(3.07)	$0.94	$0.87
Net income (loss)	$(3.07)	$0.94	$0.87
Weighted average common shares outstanding	17,663	18,256	18,633

*	exclusive of depreciation and amortization, which is shown separately.

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid In Capital	Deferred Compensation	Retained Earnings (deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2002	17,367,317	174	100,479	—	1,086	—	101,739
Exercise of stock options	806,281	8	6,216	—	—	—	6,224
Tax benefit from stock option exercises	—	—	3,455	—	—	—	3,455
Issuance of common stock under employee stock purchase plan	75,430	—	684	—	—	—	684
Comprehensive income:
Net income	—	—	—	—	16,144	—	16,144
Securities valuation adjustment, net of tax	—	—	—	—	—	(45)	(45)

Comprehensive income	—	—	—	—	—	—	16,099

Balance December 31, 2003	18,249,028	182	110,834	—	17,230	(45)	128,201
Exercise of stock options	88,912	1	654	—	—	—	655
Tax benefit from stock option exercises	—	—	128	—	—	—	128
Issuance of common stock under employee stock purchase plan	82,185	1	627	—	—	—	628
Repurchase of common stock	(838,500)	(8)	(8,173)	—	—	—	(8,181)
Comprehensive income:
Net income	—	—	—	—	17,200	—	17,200
Securities valuation adjustment, net of tax	—	—	—	—	—	(90)	(90)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(94)	(94)

Comprehensive income:	—	—	—	—	—	—	17,016

Balance December 31, 2004	17,581,625	176	104,070	—	34,430	(229)	138,447
Exercise of stock options	3,710	—	21	—	—	—	21
Tax benefit from stock option exercises	—	—	1,624	—	—	—	1,624
Issuance of common stock under employee stock purchase plan	143,010	1	494	—	—	—	495
Issuance of Restricted Stock	9,276	—	23	(23)	—	—	—
Amortization of deferred compensation	—	—	—	8	—	—	8
Comprehensive income (loss):
Net loss	—	—	—	—	(54,162)	—	(54,162)
Securities valuation adjustment, net of tax	—	—	—	—	—	25	25
Foreign currency translation, net of tax	—	—	—	—	—	(4)	(4)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(108)	(108)

Comprehensive loss	—	—	—	—	—	—	(54,249)

Balance December 31, 2005	17,737,421	$177	$106,232	$(15)	$(19,732)	$(316)	$86,346

See accompanying notes.

Boston Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CONTINUING OPERATIONS:
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(54,162)	$17,211	$16,135
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation and amortization	21,348	22,332	19,336
Deferred income taxes	(6,727)	1,044	3,894
Tax benefit from stock option exercises	1,624	128	3,455
Stock-based compensation	8	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,709	931	(3,257)
Prepaid expenses and other assets	(844)	(587)	(511)
Accrued estimated loss from litigation	64,300	—	—
Accounts payable and accrued expenses	300	(736)	626
Deferred revenue	696	(35)	(323)
Other liabilities	992	895	632
Income taxes payable	304	831	(1,152)

Net cash provided by operations	30,548	42,014	38,835

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(6,634)	(1,349)	—
Restricted cash	(41,466)	—	—
Payment of earnout in acquired businesses	(902)	(424)	—
Purchase of short-term investments	(45,496)	(68,780)	(45,969)
Sale of short-term investments	88,945	63,957	23,100
Purchase of long-term investments	(2,134)	(2,740)	(1,657)
Purchase of property and equipment	(18,243)	(18,983)	(32,838)

Net cash used for investing activities	(25,930)	(28,319)	(57,364)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	21	655	6,224
Proceeds from issuance of common stock	495	628	684
Repurchase of common stock	—	(8,181)	—

Net cash provided by (used for) financing activities	516	(6,898)	6,908
Net cash provided by (used for) by continuing operations	5,134	6,797	(11,395)
Discontinued operations:
Net cash provided by (used for) operating activities of discontinued operations	—	(290)	235

Net cash provided by (used for) discontinued operations	—	(290)	235

Increase (decrease) in cash and cash equivalents	5,134	6,507	(11,386)
Cash and cash equivalents at beginning of year	9,467	2,960	14,346

Cash and cash equivalents at end of year	$14,601	$9,467	$2,960

See accompanying notes.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

1.    DESCRIPTION OF BUSINESS

Boston Communications Group, Inc. (the “Company”) delivers innovative products and services that enable mobile operators and Mobile Virtual Network Operators (MVNOs) worldwide to differentiate their offerings and increase market penetration while reducing costs. Founded in 1988, the Company is a leader in identifying and addressing new market needs with proven solutions, including prepaid and postpaid billing, payments and access management.

2.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on the going concern basis in accordance with the accounting principles generally accepted in the United States. This basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On May 20, 2005, a jury determined that bcgi and the other defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages (through October 12, 2005) plus interest and court costs awarded by the District Court total approximately $165 million (bcgi and each carrier are jointly liable for specific amounts).

The Company is appealing the entire judgment. Based on management’s assessment of the potential outcomes of the case and in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), the Company has accrued an estimated loss of $64.3 million with respect to the Freedom Wireless litigation, excluding the Company’s legal costs which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and may ultimately exceed the Company’s ability to pay. The Company is appealing the judgment and could ultimately settle the litigation. However, there can be no assurance that the Company will prevail on appeal or be able to settle, or be able to settle on acceptable terms. If the Company is unable to successfully manage its business during the appeals process, if the Company’s appeal is unsuccessful or if the Company is unable to reach an acceptable settlement agreement, then it may not be able to continue its ongoing operations or may need to seek protection under the U. S. Bankruptcy Code. See Note 11 for a more detailed discussion of this and other litigation.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include 100% of the Company’s accounts and operations and all of its wholly-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, certain facilities and administrative technology costs were reclassified from cost of services, engineering, research and development, and sales and marketing to general and administrative costs to better reflect what areas these costs are currently supporting.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Revenue Recognition

Revenues are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and application of Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

The Company earns revenues in various ways through its managed services business:

1)	Real-Time Billing—the Company principally earns revenues by processing prepaid wireless minutes or as a percentage of wireless customer revenue, net of any penalties incurred related to outages on the platform;

2)	Voyager Billing—the Company earns revenues principally on a per subscriber basis for generating a postpaid subscriber’s monthly bill ; and

3)	PayExtend—the Company principally earns revenues by processing transactions on behalf of wireless operators’ subscribers.

Revenues for each of these solutions are recognized as the services are provided. Managed services revenues also include amounts for licensing fees, bcgi Professional Services, development projects and implementations, which are typically recognized ratably over the remaining life of the contract with the respective wireless operator.

For licensed systems sales, the Company typically recognizes revenues from the sale of systems at the time the systems are shipped or delivered to the customer, depending on shipping and payment terms. In the event there are acceptance terms, the Company defers revenue until acceptance has occurred. In addition, certain software is licensed to distributors, who pay licensing fees to the Company as they sell the software to their customers and the revenue is recognized in the month it is earned upon sell through to a customer.

For multiple element arrangements, we determine fair value of each undelivered element and we recognize revenue based on the residual value method. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support and other services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period. Vendor-specific objective evidence of fair value of maintenance and support is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate. Vendor-specific objective evidence of fair value for installation and other services is based upon standard pre-established rates.

All revenues are recorded net of unbillable amounts and amounts that are estimated to be uncollectible based on historical experience. A reserve for doubtful accounts is recorded based on historical experience or specific identification of an event necessitating a reserve.

Information concerning principal geographic areas is as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Net revenues:
United States	$101,261	$103,654	$94,015
Other	2,597	4,274	5,772

Total	$103,858	$107,928	$99,787

Cash, Cash Equivalents, Restricted Cash and Short-Term Investments

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents and restricted cash consist primarily of institutional money market funds.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The Company has classified all of its short-term investments as available-for-sale, and is thus reported at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. The components of the Company’s available-for-sale securities were as follows as of December 31 (in thousands):

	2005	2004
Bond mutual funds	$—	$2,531
Corporate notes	5,894	8,002
Municipal auction rate securities	18,855	47,464
Annuities	—	10,288

Total available for sale securities	$24,749	$68,285

Investments that mature in more than three months but less than 36 months are considered short-term investments because the Company views its available-for-sale portfolio as available for use in its current operations. The Company’s short-term investments are invested in corporate notes and municipal auction rate securities maturing in less than thirty-six months.

Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized costs approximate fair values for all of these securities. Realized and unrealized gains and losses for 2005, 2004 and 2003 were not material.

In connection with the Freedom Wireless judgment discussed in Note 11 to the Consolidated Financial Statements, in July 2005 the Company entered into a Funding of Security for Appeal Agreement (“Appeal Agreement”) with Cingular Wireless whereby the Company placed $41 million in escrow as security for any potential joint liability associated with the litigation. At December 31, 2005, this escrow amount (including interest earned to date) totaled $41.5 million and is recorded as restricted cash.

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

Estimated Loss from Litigation and Legal Costs

The Company accrues for loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 Reasonable Estimation of the Amount of a Loss (FIN 14), which specifies that if a loss is probable and can be reasonably estimated, it should be recorded. Furthermore, when some amount within the range appears at the time to be a better estimate than any other amount within the range, that amount shall be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range shall be accrued. There can be no assurance as to whether the actual loss will be higher or lower than the amount which is accrued.

The Company accrues the costs of settlements, damages and, under certain conditions, costs of defense when such costs are probable and estimable; otherwise, such costs are expensed as incurred. The Company

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

Foreign Currency Translation

Results of operations for the Company’s Indian and Israeli subsidiaries were translated into United States dollars using the average exchange rates during the applicable periods. Assets and liabilities were translated into United States dollars using the exchange rate on the balance sheet date. Resulting translation adjustments were recorded in Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity in the Company’s consolidated financial statements.

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

Comprehensive Income

Components of comprehensive income include net income (loss) and certain transactions that have generally been reported in the consolidated statements of shareholders’ equity. Other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale securities, foreign currency translation and minimum pension liability adjustments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short and long-term investments and accounts receivable.

The Company maintains cash, cash equivalents, restricted cash, short-term investments and long-term investments primarily with high credit quality financial institutions and monitors the amount of credit exposure to any one financial institution, thereby mitigating credit risk. The restricted cash of $41.5 million is maintained with one financial institution, as required by the escrow agreement.

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

Years Ended December 31, 2005, 2004 and 2003

upfront payments for a portion of the total sale are typically required prior to shipment. In addition, certain software is licensed to distributors, who pay licensing fees to the Company as they sell the software to their customers.

The Company’s accounts receivable as of December 31, 2005 includes three customers whose balances represent 38%, 15% and 10% of net accounts receivable, respectively. The Company’s accounts receivable as of December 31, 2004 includes three customers whose balances represent 34%, 32% and 12% of net accounts receivable, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company’s top 10 customers accounted for 89%, 92% and 91% of its total revenues, respectively. The following table summarizes sales in excess of 10% of total revenues, as a percentage of total revenues, to major customers for the years ended December 31:

	2005	2004	2003
Sprint Nextel Corporation	38%	14%	—%
Verizon Wireless	24%	43%	52%
Cingular Wireless	14%	22%	24%

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

Research and Development, Software Development Costs and Costs Obtained for Internal Use

Research and development costs are charged to expense as incurred. However, costs incurred for the development of computer software or deployment of assets for internal use is capitalized. The direct labor and payroll related costs of development of computer software, primarily for the coding and testing of the software, are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“98-1 costs”). The direct labor, travel and payroll related costs to deploy assets for internal use are capitalized until the asset is placed in service. The capitalized costs are subject to an ongoing assessment of recoverability based on the Company’s anticipated use, anticipated future undiscounted net cash flows and changes in hardware and software technologies. Unamortized 98-1 costs were $1.6 million and $2.8 million at December 31, 2005 and 2004, respectively. The amounts charged to expense for the amortization of 98-1 costs were $1.9 million, $3.1 million and $3.3 million in 2005, 2004 and 2003. No amounts were recorded as write downs to net realizable value.

The Company also capitalizes internal software development costs in accordance with Financial and Accounting Standards Board (“FASB”) Statement No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product (“FAS 86 costs”). Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The Company ceases capitalization of internally developed software when the

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense when related revenue is recognized or when those costs are incurred. The Company continually evaluates the recoverability of capitalized costs and if the success of new product releases is less than it anticipates, then a write-down of capitalized costs may be made which could adversely affect its results in the reporting period in which the write-down occurs. Unamortized FAS 86 costs were $5.2 million and $3.9 million at December 31, 2005 and 2004, respectively. The amount charged to expense for the amortization of FAS 86 costs were $1.6 million, $548,000 and $113,000 in 2005, 2004 and 2003. No amounts were recorded as write downs to net realizable value.

Amortization of FAS 86 costs begins when the solution is made available for general release and amortization of 98-1 costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets might be impaired. When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, the Company compares the projected undiscounted cash flows from these assets, which are determined considering a number of factors including past operating results, budgets, economic projections, market trends and solution development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds the estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Consolidated Statement of Operations. The estimated undiscounted cash flows for each of our long-lived assets could differ materially from the actual results.

As a result of the Freedom Wireless lawsuit judgment discussed in Note 11 to the Consolidated Financial Statements, the Company performed an asset impairment test for its long-lived assets as of June 30, 2005, September 30, 2005 and during the fourth quarter of 2005 and concluded that no impairment existed.

Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company evaluates goodwill impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment by comparing the fair value of each operating unit, which includes bcgi Access Management, bcgi Payment, Real-Time Billing and Voyager Billing with its carrying amount, including goodwill. Fair value for each operating unit is determined using a discounted cash flow valuation model, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. If the carrying amount of the operating unit’s net assets exceeds the fair value of that operating unit, the Company would evaluate any impairment loss under the next step of the impairment test. The estimated discounted cash flows for each operating unit could differ materially from the actual results.

The Company performed the annual impairment test in the fourth quarters of 2004 and 2003 and determined that goodwill was not impaired. As a result of the Freedom Wireless lawsuit judgment discussed in Note 11 to

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

the Consolidated Financial Statements, the Company performed an asset impairment test by operating unit for its goodwill and long-lived assets as of June 30, 2005, September 30, 2005 and during the fourth quarter of 2005 and concluded that no impairment existed.

Additional cash consideration payments were paid to Infotech Solutions Corporation (“ISC”) (acquired in 2002) and accounted for as additional goodwill. For 2005, ISC earned contingent consideration of $636,000 that was paid in the first quarter of 2006. For 2004, ISC earned contingent consideration of $590,000 that was paid in the first quarter of 2005. For 2003, ISC achieved certain revenue targets resulting in contingent consideration paid in 2004 of $410,000.

The Company’s intangible assets, which are assessed for impairment in accordance with FAS 144, acquired through business combinations consisted of (in thousands):

	December 31, 2005		December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Acquired technology	$3,580	$1,089	$2,700	$462
Trademark (indefinite life)	50	—	—	—
Non-compete agreements	410	56	—	—
Customer contracts	560	176	300	88

	$4,600	$1,321	$3,000	$550

The intangible assets are being amortized over a four to seven year life and the intangible amortization expense was $771,000 and $270,000 for the years ended December 31, 2005 and 2004. Estimated amortization expense for the five subsequent years ended December 31, is as follows (in thousands):

2006	$916
2007	876
2008	676
2009	545
2010	102
There after	$114

Goodwill activity for the years ended December 31 consists of the following (in thousands):

	2005	2004
Goodwill – beginning of year	$4,753	$4,177
Acquisitions	4,869	—
Increase related to earnout	636	576

Goodwill – end of year	$10,258	$4,753

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

Years Ended December 31, 2005, 2004 and 2003

provided for under FAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, since the exercise price of options granted under these plans equals the fair market price of the underlying stock on the date of grant, the Company recognizes no compensation expense for stock option grants.

During 2005, the Company accelerated the vesting of certain unvested stock options. These stock options were awarded to employees, officers and directors under the Company’s 2000 Stock Option Plan and 2004 Stock Incentive Option Plan and had exercise prices that were greater than $6.57 per share. Options to purchase 1,139,291 shares of the Company’s Common Stock became exercisable immediately as a result of the vesting acceleration. The aggregate number of options to purchase shares of the Company’s Common Stock held by directors and executive officers that were accelerated pursuant to this acceleration is 455,326. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized an additional $2.4 million of stock-based compensation for all options whose vesting was accelerated. The Company took this action to limit the negative impact on the Company’s results from operations beginning in 2006 when FAS 123(R) takes effect for the Company.

Since the Company accelerated vesting as described above, the pro forma expense for the twelve months ended December 31, 2005 is substantially higher than normal levels.

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

	2005	2004	2003
Risk-free interest rate	3.39%-4.45%	1.47%-3.85%	1.59%-2.64%
Weighted average fair value of options granted	$1.96	$6.76	$5.66
Expected life of options grants	3-5 years	3-5 years	3 years
Expected volatility of underlying stock	62%-134%	63%-87%	84-88%
Dividend yield	—	—	—

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

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net income (loss) as reported	$(54,162)	$17,200	$16,144
Add: Stock-based employee compensation expense included in reported net income (loss)	8	—	—

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	4,519	2,694	2,968

Pro forma net income (loss)	$(58,673)	$14,506	$13,176

Basic net income (loss) per share:
Net income (loss) as reported	$(3.07)	$0.96	$0.90

Pro forma net income (loss)	$(3.32)	$0.81	$0.73

Diluted net income (loss) per share:
Net income (loss) as reported	$(3.07)	$0.94	$0.87

Pro forma net income (loss)	$(3.32)	$0.79	$0.72

Basic and Diluted Net Income Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which comprise stock options. For purposes of computing diluted earnings (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. Accordingly, for the years ended December 31, 2005, 2004 and 2003 options to purchase 3,945,000, 1,293,000 and 241,900 shares, respectively, of Common Stock have been excluded from the computation.

The following table sets forth a reconciliation of basic and diluted shares (in thousands) for the years ended December 31:

	2005	2004	2003
Denominator for basic net income per share	17,663	17,918	17,984
Effect of dilutive employee stock options	—	338	649

Denominator for diluted net income per share	17,663	18,256	18,633

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

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The Company expects to adopt Statement No. 123(R) on January 1, 2006 using the modified prospective transition method and therefore will not restate prior periods.

As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adopting Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and our stock price at the time of grant, although it will have no impact on the Company’s overall financial position. Non-cash expenses related to FAS 123(R) for options that have been granted and that are not vested as of December 31, 2005 are anticipated to be immaterial in 2006. Had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income (loss) per share in Note 3 to the Company’s Consolidated Financial Statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $1.6 million, $128,000, and $3.5 million in 2005, 2004 and 2003, respectively.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations and financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently analyzing FIN 47 and believe the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or liquidity.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

4.    ACQUISITIONS

(a)	Airada Networks, Inc. and Airada Networks Private Limited

In November 2004, the Company acquired the assets of Airada Networks, Inc. and its Indian subsidiary Airada Networks Private Limited (Airada), a privately-held provider of payment management software solutions for the wireless marketplace, for $1.3 million in cash. Additional contingent cash consideration may be paid to Airada based on attaining certain defined annual revenue targets and other metrics through 2007, most of which will be accounted for as goodwill. For 2005, Airada earned contingent consideration of $323,000 of which $311,000 was paid in 2005 and all of which was accrued in purchase accounting. The purchase price of the acquisition was allocated to identifiable assets based on fair values as of the date of acquisition. Management determined the fair value of the assets acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer relationships, the estimated life of the technology acquired and other assumptions. Identifiable intangible assets consist of acquired technology and customer contracts and are being amortized on a straight-line basis over five years. The results of operations of Airada are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Pro forma information including the results of Airada has not been presented as Airada’s operations were not material.

(b)	PureSight, Inc. and PureSight LTD.

In June 2005, the Company acquired the assets and certain liabilities of PureSight, Inc. and its Israeli subsidiary, PureSight LTD. (PureSight), a privately-held provider of advanced content recognition solutions for mobile operators, ISPs and enterprises. The Company paid $6.6 million in cash for PureSight, including acquisition costs. Management determined the fair value of the assets and certain liabilities acquired by considering the anticipated cash flows to be generated from the existing products, the valuation of customer contracts and relationships, non-compete agreements, the estimated life of the technology acquired and other factors. Identifiable intangible assets of $1.6 million consist of acquired technology, customer contracts and relationships, trademarks and non-compete agreements and are being amortized over four to seven years. The results of operations of PureSight are included in the Company’s Consolidated Statement of Operations from the date of acquisition. The allocation of the purchase price to the fair value of the identifiable net assets acquired and the excess purchase price to goodwill is as follows (in thousands):

Purchase price	$6,766
Acquisition costs	834
VAT Receivable	(966)

Total price paid	$6,634

Allocation of Purchase Price:
Accounts receivable, net	180
Property and equipment	58
Other assets	27
Accrued expenses and deferred revenue	(100)
Purchased Technology	1,340
Customer contracts	260
Goodwill	4,869

$6,634

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Pro forma information including the results of PureSight has not been presented as PureSight’s operations were not material.

5.    OTHER ASSETS

In 2004 and 2005, the Company exchanged cash totaling $1,500,000 and received secured convertible promissory notes (the “Notes”) for the same amount from an early stage entity with whom the Company has a commercial relationship which is recorded in other assets on the Company’s Consolidated Balance Sheet.

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

The Notes are convertible at any time into the borrower’s common stock or preferred stock, as defined in the agreement. The Company performed an asset impairment test for the Notes as of December 31, 2005 and concluded that no impairment existed.

6.    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31 (in thousands):

	2005	2004
Payroll and related benefits	$5,799	$4,153
Equipment costs	577	2,288
Legal fees	1,894	1,447
Contingent consideration	716	1,054
Other	3,258	4,444

Total accrued expenses	$12,244	$13,386

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are summarized below (in thousands).

	Securities valuation adjustment, net of tax	Foreign currency translation, net of tax	Minimum pension liability adjustment, net of tax	Total accumulated other comprehensive loss
Balance as of December 31, 2002	—	—	—	—
Current-period change	(45)	—	—	(45)

Balance as of December 31, 2003	(45)	—	—	(45)
Current period change	(90)	—	(94)	(184)

Balance as of December 31, 2004	$(135)	$—	$(94)	$(229)
Current period change	25	(4)	(108)	(87)

Balance as of December 31, 2005	$(110)	$(4)	$(202)	$(316)

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

8.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2005	2004
Deferred tax assets:
Estimated loss on litigation	$25,720	$—
Allowance for doubtful accounts	380	121
Deferred compensation	1,002	610
Accrued legal	780	—
Accrued expenses and other	1,259	508
Alternative minimum credit	522	—
Valuation allowance	(20,837)	—

Total deferred tax assets	8,826	1,239

Deferred tax liabilities:
Tax deprecation and amortization in excess of book depreciation and amortization expense	(7,464)	(7,966)
Prepaid expenses and other	(1,362)	—

Total deferred tax liabilities	(8,826)	(7,966)

Net deferred tax asset (liability)	$—	$(6,727)

The Company has provided a valuation allowance against its gross deferred tax asset in 2005 as realization of the tax benefits associated with certain of the temporary differences is uncertain.

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$1,688	$7,706	$5,063
State	804	1,696	944

Total current	2,492	9,402	6,007
Deferred:
Federal	(5,886)	837	3,310
State	(841)	147	584

Total deferred	(6,727)	984	3,894

Total income tax provision	$(4,235)	$10,386	$9,901

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

A reconciliation of the income tax provision (benefit) at the statutory rate to the income tax provision as reported is as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Federal provision (benefit) at statutory rate	$(19,855)	$9,662	$9,116
State income provision, net of federal taxes	(4,347)	1,052	1,448
Permanent differences	(250)	(151)	(63)
Recognition of NOL’s not previously benefited	—	—	(323)
Research credits	(620)	(234)	(22)
Valuation allowance	20,837	—	—
Other	—	57	(255)

Total income tax provision (benefit)	$(4,235)	$10,386	$9,901

Income taxes paid were $2.4 million in 2005, $8.7 million in 2004 and $3.7 million in 2003.

9.    CAPITAL STOCK

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

Years Ended December 31, 2005, 2004 and 2003

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

Years Ended December 31, 2005, 2004 and 2003

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

Preferred Stock

The Board of Directors is authorized, subject to certain limitations prescribed by law, without further shareholder approval, to issue from time to time up to an aggregate of 1,965,000 shares of Preferred Stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company. Currently, there are no shares of Preferred Stock issued and outstanding. The Company has no present plans to issue any shares of Preferred Stock.

Stock Option Plans

The Company’s 2005 Stock Incentive Plan (the “Incentive Plan”) was adopted by the Board of Directors and approved by its stockholders in 2005. The Incentive Plan provides for the grants of options, restricted stock

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

awards, stock appreciation rights and other stock-based awards to employees, officers, directors and consultants and advisors to the Company and its subsidiaries. The Incentive Plan replaced the Company’s prior Stock Option Plans (the “Option Plans”), under which no further awards may be granted although options continue to remain outstanding until cancelled or exercised. A total of 1,500,000 options were approved under the Incentive Plan in addition to 600,000 shares that may also be issued under the Incentive Plan which expire, terminate, or are otherwise surrendered, canceled or forfeited, under the Option Plans. Additionally, 50,000 shares of restricted stock may be issued under the Incentive Plan and shall be counted against the 1,500,000 option limit as two and four-tenths shares for each share of common stock issued upon settlement of such awards.

Under the Incentive Plan, the Company may grant options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”), or options not intended to qualify as incentive stock options (“Non-Statutory Options”). Incentive stock options may only be granted to the Company’s employees. The maximum number of shares with respect to which options or other awards may be granted to any employee under the Incentive Plan shall not exceed 100,000 shares of Common Stock during any calendar year. All options granted have 10-year terms and generally vest and become exercisable over one to three years.

The Company granted 9,276 shares of restricted stock in 2005 to certain officers and employees at par value. The restricted shares had a weighted average grant date fair value of $2.62 per share and a vesting period of three years.

Stock option activity information is as follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	3,126,279	$9.51	2,679,257	$9.25	2,852,761	$8.38
Granted	962,160	3.51	629,380	10.32	675,010	11.18
Exercised	(3,710)	5.88	(88,912)	7.26	(806,281)	7.72
Canceled	(139,825)	9.57	(93,446)	9.79	(42,233)	10.63

Outstanding—end of year	3,944,904	$8.04	3,126,279	$9.51	2,679,257	$9.25

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The following table summarizes the options outstanding and exercisable as of December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Price
$ 0.93- $ 1.73	565,860	$1.63	9.66	15,000	$1.12
1.88- 6.88	494,793	5.33	5.24	457,443	5.60
7.00- 7.29	641,592	7.15	5.59	641,592	7.15
7.31- 7.92	503,939	7.71	6.52	503,939	7.71
7.94- 9.13	497,585	8.77	6.38	497,585	8.77
9.22- 11.72	494,283	10.96	7.53	494,283	10.96
11.82- 13.03	523,952	12.72	6.60	523,952	12.72
13.05- 27.13	222,900	14.61	2.91	222,900	14.61

$ 0.93- $27.13	3,944,904	$8.04	6.57	3,356,694	$9.16

There were 929,858 options available for grant of which up to 40,724 shares of restricted stock may be granted at December 31, 2005. There were 2,119,697 and 1,569,150 options exercisable as of December 31, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in June 2004. The Purchase Plan authorizes the issuance of up to a total of 357,531 shares of Common Stock to participating employees. As of December 31, 2005, there were 214,341 shares available for grant under the Purchase Plan.

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

10.    RETIREMENT PLANS

Defined Benefit Plan

In 2002, the Company implemented a defined benefit retirement plan (the “Plan”) for certain executives. Contributions are based on periodic actuarial valuations and are charged to the Consolidated Statement of

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Income on a systematic basis over the expected average remaining service lives of the executives as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87). The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plan are based on years of service and compensation.

The table below reflects the status of the Plan as of December 31 (in thousands):

	2005	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$4,985	$3,611	$2,093
Service cost	513	412	366
Interest cost	287	217	178
Actuarial loss	377	745	974
Unrecognized net prior service cost	—	—	—

Benefit obligation at end of year	$6,162	$4,985	$3,611

Funded Status	($6,162)	($4,985)	($3,611)
Unrecognized net actuarial loss	1,957	1,663	1,090
Unrecognized net prior service cost	1,700	1,795	1,889

Net liability recognized	($2,505)	($1,527)	($632)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	($4,468)	($3,476)	($632)
Prepaid asset	—	—	—
Other comprehensive loss	263	154	—
Intangible pension asset included in other assets on the balance sheet	1,700	1,795	—
Net amount recognized	$(2,505)	$(1,527)	$—

The components of net periodic benefit costs for the years ended December 31 (in thousands):

	2005	2004	2003
Components of net periodic benefit costs
Service cost	$513	$412	$366
Interest cost	287	217	178
Amortization of unrecognized items	178	266	33

Net periodic benefit costs	$978	$895	$577

Other comprehensive loss attributable to change in additional minimum liability recognition	$108	$94	$—

The projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31, 2005 was $6.2 million and $4.5 million, respectively. The Plan assets are not qualified assets under FAS 87, and as a result, are accounted for outside of the Plan and are recorded in the Company’s balance sheet as long-term investments. The long-term investments are Company-owned life insurance policies, to which the Company intends to contribute annually.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

The weighted average assumptions used in the accounting for the Plan are as follows:

	2005	2004	2003
Discount rate	5.50%	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Expected 2006 Company contributions and estimated future benefit payments are as follows (in thousands):

Expected Company Contributions
2006	$1,517
Expected Benefit Payments
2006	$—
2007	—
2008	126
2009	216
2010	263
2011-15	$1,528

Defined Contribution Plan

The Employee Savings and Retirement Plan is qualified under Sections 401(a) and (k) of the Internal Revenue Code. The Company contributes a percentage of each participating employee’s salary deferral contributions. The Company’s matching contributions are invested in various mutual funds and become 25 percent vested at the end of an employee’s second year of service, and vest 25 percent per year of service thereafter until becoming fully vested at the end of five years of service. For the years ended December 31, 2005, 2004 and 2003, the Company’s matching contributions under this plan were $278,000, $281,000 and $233,000, respectively.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

11.    COMMITMENTS AND CONTINGENCIES

Lease obligations and purchase commitments

The Company has purchase obligations and non-cancelable operating lease commitments for office space and equipment, many of which are renewable at its option. Rent expense was approximately $2.0 million in 2005, $1.9 million in 2004 and $2.1 million in 2003. Future payments due under non-cancelable operating leases are as follows for the years ended December 31 (in thousands):

Operating Leases
2006	$1,416
2007	750
2008	502
2009	76

Total payments due	$2,744

Purchase commitments totaled $4.3 million as of December 31, 2005. These commitments related principally to obligations to purchase equipment and telecommunications services from various vendors.

Legal

Freedom Wireless Patent Infringement Lawsuit

Jury Trial in District Court

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of our current or former carrier customers (including Verizon Wireless, Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) in the United States District Court in Massachusetts (“District Court”). In February 2005, Verizon Wireless reached a settlement with Freedom Wireless and, as a result, was removed as a defendant in the case. The Company was not part of the settlement discussions and the terms of the settlement are not public. On May 20, 2005, a jury determined that the Company and the remaining defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages through October 12, 2005, plus interest and court costs awarded by the District Court totaled approximately $165 million (the Company and each carrier are jointly liable for specific amounts). The Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology.

In July 2005, the Company entered into an agreement with Cingular Wireless whereby the Company placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds totaling $191 million, the amount required by the District Court to stay the execution of the judgment that concerns the joint infringement by the Company and Cingular, pending appeal. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against the Company in May 2005. Cingular filed this action in an effort to enforce Cingular’s indemnity rights against the Company as a result of the Freedom Wireless judgment. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. The agreement does not alter the Company’s obligation to indemnify Cingular. At December 31, 2005, this escrow amount (including interest earned to date) totaled $41.5 million and is recorded as restricted cash.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Injunction

On October 12, 2005 the District Court granted injunctive relief (the “Injunction”) to Freedom Wireless providing a 90 day grace period during which the Company could still provide its services to carriers. Subsequent to the 90-day grace period, the District Court ordered that the Company must stop providing prepaid services to all of its Real-Time Billing customers, other than those who have a license with Freedom (Verizon Wireless is currently the Company’s only customer with such a license). The Company filed a motion to clarify the order or stay the Injunction pending appeal which was denied by the District Court. The Company filed an emergency appeal to stay the Injunction with the U.S. Court of Appeals for the Federal Circuit (“Appeals Court”).

On December 15, 2005, the Appeals Court stayed the Injunction previously granted by the District Court. Therefore, the Company’s carrier customers, including co-defendant Cingular Wireless, may continue to use the Company’s Real-Time Billing service during the appeals process. In addition, the Appeals Court did not require the Company and/or the other defendants to post additional security for any potential damages that may accrue during the appeals process.

Appeal of District Court Judgment

In October 2005, the Company filed to appeal the District Court judgment with the Appeals Court. The Company’s principal appeal brief is expected to be filed in March, 2006 and the appeal process is expected to continue into 2007. If the Company’s appeal is unsuccessful or if the Company cannot successfully manage its business during the appeal process, the Company may not be able to continue its ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

Freedom Wireless Patent Infringement Lawsuits Against bcgi, Sprint Nextel Corporation and Alltel Corporation

On May 20, 2005, Freedom Wireless filed two separate lawsuits in the U.S. District Court for the District of Massachusetts, the first against the Company and Sprint Nextel Corporation, and the second against the Company, Alltel Corporation and several other of the Company’s carrier customers. These lawsuits allege that the Company and each of the named carrier customers infringe the same two patents related to the current judgment held by Freedom Wireless, Inc. and seek damages as well as injunctive relief. The Company has an obligation to indemnify its customers for damages they may incur with respect to any infringement by the Company’s technology. The Company intends to contest the lawsuits vigorously and believes that the Company does not infringe these patents and that the patents are invalid.

Accounting

While the Company continues to believe that it does not infringe these patents and believes that the patents are invalid and that the size of the damages awarded bears no relationship to a reasonable royalty that bcgi or any company would have paid for a license of the patents, in light of the adverse judgment, the Company believes it is probable that a loss has been incurred. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the litigation and in accordance with FAS 5 and FIN 14, the Company accrued an estimated loss of $24.0 million in the quarter ended June 30, 2005 and an additional $40.3 million estimated loss in the quarter ended September 30, 2005, for a total estimated loss of $64.3 million with respect to the Freedom Wireless litigation. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be higher than the current judgment of $165 million, which exceeds the Company’s ability to pay.

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Class Action Lawsuit

In June 2005, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, against the Company, the Chief Executive Officer and the Chief Financial Officer on behalf of persons who purchased the Company’s common stock between November 15, 2000 and May 20, 2005. The complaint was amended on October 12, 2005 to modify the commencement date to June 6, 2002. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that the Company had willfully infringed the Freedom Wireless patents. The Company has responded to the amended complaint and filed for a motion to dismiss the suit. The Company intends to contest the lawsuit vigorously and believe that bcgi and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

Verizon Contractual Indemnification

On April 28, 2005, a complaint by Aerotel Corporation was filed against Verizon alleging infringement by Verizon Communications, Verizon Wireless and others of a patent on prepaid technology. The Company is not named in the complaint. Verizon has notified the Company that the Company may be asked to indemnify them in this case under our Prepaid Wireless Services Agreement for that portion of any liability specific to Verizon Wireless prepaid offered through use of the Company’s services. The complaint does not specify damages as it relates to Verizon Wireless prepaid. The Company has provided documents and deposition testimony in response to a subpoena that has been served on the Company. The lawsuit is currently in the discovery phase and at this time it is not possible to determine the potential outcome of this indemnification claim.

Other

From time to time, as a normal incidence of the nature of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, contractual matters, patents, trademarks, personal injury, and personnel and employment disputes. As to such claims and litigation, the Company can give no assurance that the Company will prevail. However, the Company does not believe that these matters (other than as disclosed) will have a material adverse effect on the Company’s consolidated financial position, although an adverse outcome of any of these matters could have a material adverse effect on the Company’s consolidated results of operations or cash flows in future quarters or in the quarter or annual period in which one or more of these matters are resolved.

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

With respect to customer agreements, these provisions generally obligate the Company to indemnify the customer against losses, expenses, liabilities and damages that may be awarded against the customer in the event

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

the Company’s systems or services infringe upon a patent or other intellectual property right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in certain respects, including but not limited to geographical limitations and the right to replace or modify an infringing product or service. Certain of the Company’s carrier customers are currently seeking to require the Company to indemnify them for losses incurred, or that may be incurred, in connection with the Freedom Wireless lawsuits and the Verizon Indemnification Complaint.

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

12.    SEGMENT REPORTING AND DISCONTINUED OPERATIONS

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

In March 2004, the Company ceased providing its ROAMERplus solution, effectively discontinuing its Roaming Services segment. Pursuant to Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the consolidated financial statements reflect this as a discontinued operation. Revenues for the Roaming Services segment were $563,000 and $3.4 million for the years ended December 31, 2004 and 2003, respectively.

In 2005, the Company realigned its operating units to consist of bcgi Payment, bcgi Access Management, Real-Time Billing and Voyager Billing. A general manager has been assigned to manage each of these businesses which are classified as operating units, primarily to determine worldwide product direction, pricing and other important operating unit decisions, but without profit and loss responsibility for a large portion of the expenses of each unit. The Chief Operating Officer predominantly utilizes consolidated or departmental cost data

Boston Communications Group, Inc.

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

rather than operating unit data to make critical financial decisions. Revenues for each business are recorded and tracked separately. Most of the Company’s revenues are generated by Real-Time Billing. Other revenues include revenues from products other than Real-Time Billing. The specific break-down of significant revenues is as follows:

	Twelve months ended December 31st,
	2005		2004		2003
	Total	% of Total Net Revenues	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Real-Time Billing	$94,089	91%	$102,373	95%	$95,798	96%
Other	9,769	9%	5,554	5%	3,989	4%
Total net revenues	$103,858	100%	$107,927	100%	$99,787	100%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Boston Communications Group, Inc.:

We have audited the accompanying consolidated balance sheets of Boston Communications Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Communications Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Boston Communications Group, Inc. will continue as a going concern. As more fully described in Note 11, the Company has received a judgment in a lawsuit filed by Freedom Wireless and has been assessed damages in excess of the Company’s ability to pay. Although the decision is being appealed, and there continue to be various legal and other alternatives available to the Company that, if successful, may reduce or eliminate the effect of this matter on the Company, this condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Notes 2 and 11. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boston Communications Group Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

March 6, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

2.	Management’s Report on Internal control over annual financial reporting.

The management of Boston Communications Group, Inc. is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management has concluded that our internal control over financial reporting is effective at December 31, 2005 based on these criteria, and that there were no material weaknesses in our internal control over financial reporting as of that date.

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of our internal control over financial reporting which appears below this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Boston Communications Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Boston Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Communications Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Boston Communications Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Boston Communications Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Communications Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Boston Communications Group, Inc. and our report dated March 6, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

March 6, 2006

3.	Changes in internal controls over financial reporting. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The sections entitled “Election of Directors” and “Reports Under Section 16(a) of the Exchange Act” appearing in our proxy statement for the annual meeting of stockholders to be held on June 7, 2006 set forth certain information with respect to our directors and reports filed by certain persons under Section 16(a) of the Exchange Act and are incorporated herein by reference. Certain information with respect to persons who are, or may be deemed to be, executive officers is set forth under the caption “Executive Officers of the Company” in Part I of this report.

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

The sections entitled “Executive Compensation”, “Employment Agreements with Named Executive Officers” and “Report of the Compensation Committee” appearing in our proxy statement for the 2006 annual meeting of stockholders set forth certain information with respect to the compensation of our management and are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our proxy statement for the 2006 annual meeting of stockholders sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation,” “Employment Agreements with Named Executive Officers” and “Certain Transactions” appearing in our proxy statement for the 2006 annual meeting of stockholders set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for the 2006 annual meeting of stockholders sets forth certain information with respect to the fees paid to and services performed by our principal accountants and are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of Boston Communications Group, Inc. are included as Item 8:

(2)  Financial Statement Schedules

Index to Consolidated Financial Statement Schedules

For the years ended December 31, 2005, 2004 and 2003:

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

Date: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. Y. SNOWDEN E. Y. Snowden	President, Chief Executive Officer and Director	March 7, 2006

/s/ KAREN A. WALKER Karen A. Walker	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006

/s/ PAUL J. TOBIN Paul J. Tobin	Chairman of the Board of Directors	March 7, 2006

/s/ BRIAN E. BOYLE Brian E. Boyle	Vice Chairman of the Board of Directors	March 7, 2006

/s/ FREDERICK E. VON MERING Frederick E. von Mering	Director	March 7, 2006

/s/ JAMES A. DWYER James A. Dwyer	Director	March 7, 2006

/s/ PAUL R. GUDONIS Paul R. Gudonis	Director	March 7, 2006

/s/ GERALD SEGEL Gerald Segel	Director	March 7, 2006

/s/ GERALD MCGOWAN Gerald McGowan	Director	March 7, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Organization of the Company, as amended.[12]

3.3	Amended and Restated By-Laws of the Company.[1]

4.1	Rights Agreement.[2]

10.1	+1996 Stock Option Plan.[1]

10.2	+Employment Letter Agreement dated February 10, 1998 between the Company and E.Y. Snowden.[3]

10.3	+1998 Stock Incentive Plan.[4]

10.4	+Boston Communications Group, Inc. 2000 Stock Option Plan.[5]

10.5	+Amendment No. 1 to Boston Communications Group, Inc. 2000 Stock Option Plan.[6]

10.6	+Amendment No. 2 to Boston Communications Group, Inc. 2000 Stock Option Plan.[7]

10.7	+Supplemental Executive Retirement Agreement - Founders.[8]

10.8	+Supplemental Executive Retirement Agreement – Non-founders.[8]

10.9	+2004 Stock Incentive Plan.[9]

10.10	+2004 Employee Stock Purchase Plan.[9]

10.11	+Amendment #1 dated May 3, 2005 to Employment Agreement with E. Y. Snowden, dated February 10, 1998.

10.12	+Change of Control Agreement with Karen A. Walker, dated May 3, 2005.

10.13	+Change of Control Agreement with William Wessman, dated May 3, 2005.

10.14	+Change of Control Agreement with Paul Tobin, dated May 3, 2005.

10.15	+Change of Control with Fritz von Mering, dated May 3, 2005.

10.16	+2005 Stock Incentive Plan.[10]

10.17	+Form of Nonstatutory Stock Option Agreement for employees pursuant to the Company’s 2005 Stock Incentive Plan.[10]

10.18	+Form of Nonstatutory Stock Option Agreement for Directors pursuant to the Company’s 2005 Stock Incentive Plan.[10]

10.19	+Form of Restricted Stock Agreement for Directors pursuant to the Company’s 2005 Stock Incentive Plan.[10]

10.20	+Form of Restricted Stock Agreement Granted Under 2005 Stock Incentive Plan.[10]

10.21	+Form of Incentive Stock Option Agreement for Executive Officers pursuant to the Company’s 2005 Stock Incentive Plan.[10]

10.22	PureSight Asset Purchase Agreement, dated May 20, 2005, between Cellular Express Inc. and bcgi Technologies Ltd., as Buyers, and Puresight, Inc. and PureSight Ltd. as sellers.[10]

10.23	+Change of Control Agreement between the Company and Thomas M. Erskine, dated May 3, 2005.

10.24	+Change of Control Agreement between the Company and Ersin Galioglu, dated May 3, 2005.

10.25	+Change of Control Agreement between the Company and James Anderson, dated May 3, 2005.

10.26	Funding of Security for Appeal Agreement between the Company and Cingular Wireless LLC.[11]

10.27	+Amendment #1 to 2004 Employee Stock Purchase Plan.[11]

10.28	Lease between the Company and Cummings Properties, Inc. dated March 3, 2005.[11]

10.29	+Summary of 2006 Board of Directors Compensation Plan.

10.30	+Summary of 2006 Executive Compensation Plan.

14	Code of Ethics Revised and Updated as of December, 2003.[8]

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b).

[1]	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed June 17, 1996 (File No. 333-4128)
[2]	Incorporated by reference to the Company’s Form 8-K filed September 7, 2005.
[3]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1998.
[4]	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.
[5]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2000.
[6]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001.
[7]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003.
[8]	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003.
[9]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004.
[10]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005.
[11]	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2005.

+ Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(c) of this Report.

SCHEDULE II

BOSTON COMMUNICATIONS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO STATEMENT OF OPERATIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivables reserves and allowances for years ended:
December 31, 2005	$474	$605	$130	$949
December 31, 2004	878	244	648	474
December 31, 2003	$966	$1,379	$1,467	$878