Form 10-Q
period 2006-03-31
BOSTON COMMUNICATIONS GROUP INC
filed 2006-05-10
CIK 1012887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of May 1, 2006 there were 17,905,803 shares of Common Stock, $0.01 par value per share, outstanding.

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including without limitation, statements regarding:

•	Accrued estimated loss from the Freedom Wireless lawsuit;

•	Expectations regarding future settlements, judgments, appeal or bankruptcy;

•	Indemnification obligations to customers;

•	Continued customer concentration and diversification of revenue;

•	Expectations regarding new product offerings and global expansion;

•	Outcome of the class action lawsuit;

•	Subscribers;

•	Sales and marketing expenses;

•	Legal expenses related to the Freedom Wireless lawsuit;

•	Income tax expense;

•	Entrance of new competitors in the wireless services market;

•	Financing of investments with cash and short-term investments;

•	Interest income; and

•	Defined benefit plan contributions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,601
Restricted cash	41,910	41,466
Short-term investments	28,378	24,749
Accounts receivable, net of allowance of $1,134 in 2006 and $949 in 2005	22,624	14,830
Tax refund receivable	909	—
Prepaid expenses and other assets	4,150	3,443

Total current assets	97,971	99,089
Property and equipment:
Building, land and leasehold improvements	14,196	14,204
Telecommunications systems & software	104,521	107,131
Furniture and fixtures	771	811
Systems in development	2,325	3,445

	121,813	125,591
Less allowance for depreciation and amortization	71,246	72,308

	50,567	53,283
Intangible assets, net	3,050	3,279
Goodwill	10,293	10,258
Other assets	9,528	9,382

Total assets	$171,409	$175,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,193	$1,589
Accrued expenses	8,122	12,244
Accrued estimated loss from litigation	64,300	64,300
Deferred revenue	4,408	4,449
Income taxes payable	—	1,895

Total current liabilities	79,023	84,477
Non-current liabilities:
Accrued pension liability	4,756	4,468

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.01 par value, 1,965,000 shares authorized, none issued and outstanding	—	—
Series A junior preferred stock, $.01 par value, 35,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, par value $.01 per share, 35,000,000 shares authorized; 17,905,803 and 17,737,421 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	179	177
Additional paid-in capital	106,572	106,232
Deferred compensation	—	(15)
Accumulated deficit	(18,825)	(19,732)
Accumulated other comprehensive loss	(296)	(316)

Total shareholders’ equity	87,630	86,346

Total liabilities and shareholders’ equity	$171,409	$175,291

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
NET REVENUES
Real-time billing revenues	$21,646	$24,224
Other	3,071	2,128

	$24,717	$26,352

EXPENSES:
Cost of revenues*	7,172	6,227
Engineering, research and development	4,622	4,029
Sales and marketing	3,216	2,436
General and administrative	3,914	3,745
General and administrative – legal charges	1,230	2,210
Depreciation and amortization	5,318	5,554

Operating income (loss)	(755)	2,151
Interest income	687	400

Income (loss) before income taxes	(68)	2,551
Provision (benefit) for income taxes	(975)	918

Net income	$907	$1,633

Basic net income per share	$0.05	$0.09
Weighted average common shares outstanding – basic	17,775	17,602

Diluted net income per share	$0.05	$0.09
Weighted average common shares outstanding – diluted	17,780	17,726

*	exclusive of depreciation and amortization, which is shown separately.

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$907	$1,633
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	5,318	5,554
Deferred income taxes	—	(135)
Stock compensation expense	159	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,794)	(4,047)
Prepaid expenses and other assets	(853)	(638)
Accounts payable, accrued expenses and deferred revenue	(2,909)	(3,600)
Income taxes receivable/payable	(2,804)	917
Other non-current liabilities	288	245

Net cash used in operating activities	(7,688)	(71)

INVESTING ACTIVITIES
Increase in restricted cash	(444)	—
Payment of earnout of acquired business	(682)	(591)
Purchases of short-term investments	(20,662)	(17,811)
Sales of short-term investments	17,032	16,066
Increase in other investments	20	(454)
Purchases of property and equipment	(2,375)	(4,616)

Net cash used in investing activities	(7,111)	(7,406)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	18
Proceeds from issuance of common stock	198	354

Net cash provided by financing activities	198	372

Decrease in cash and cash equivalents	(14,601)	(7,105)
Cash and cash equivalents at beginning of period	14,601	9,467

Cash and cash equivalents at end of period	$—	$2,362

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,831	$4

See accompanying notes.

BOSTON COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006.

On May 20, 2005, a jury determined that bcgi and the other defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages (through October 12, 2005) plus interest and court costs awarded by the District Court total approximately $165 million (bcgi and each co-defendant carrier are jointly liable for specific amounts).

The Company is appealing the entire judgment and could ultimately settle the litigation. However, there can be no assurance that the Company will prevail on appeal or be able to settle, or be able to settle on acceptable terms. Based on management’s assessment of the potential outcomes of the case and in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), the Company has accrued an estimated loss of $64.3 million with respect to the Freedom Wireless litigation, excluding the Company’s legal costs which are expensed as incurred. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and may ultimately exceed the Company’s ability to pay. If the Company is unable to successfully manage its business during the appeals process, if the Company’s appeal is unsuccessful or if the Company is unable to reach an acceptable settlement agreement, then it may not be able to continue its ongoing operations or may need to seek protection under the U. S. Bankruptcy Code. See Note 5 for a more detailed discussion of this and other litigation.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company earns revenues in various ways through its managed services business:

1)	Real-Time Billing - the Company principally earns revenues as a percentage of wireless customer revenue or by processing prepaid wireless minutes, net of any penalties incurred related to outages on the platform;

2)	Voyager Billing - the Company earns revenues by generating a postpaid subscriber’s monthly bill; and

3)	PayExtend - the Company principally earns revenues by processing transactions on behalf of wireless operators’ subscribers.

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

For multiple element arrangements, the Company determines fair value of each undelivered element and the Company recognizes revenue based on the residual value method. Installation revenue is deferred until the entire installation is complete. Revenues from maintenance and support and other services are based on vendor-specific objective evidence of fair value and recognized ratably over the term of the maintenance and support contract period. Vendor-specific objective evidence of fair value of maintenance and support is based upon the amount charged when the service is sold separately, which is typically the contract’s renewal rate. Vendor-specific objective evidence of fair value for installation and other services is based upon standard pre-established rates.

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

Substantially all of the Company’s short-term investments have contractual maturities of twelve months or less. Because of the short term to maturity, amortized costs approximate fair values for all of these securities. Realized and unrealized gains and losses were not material.

In connection with the Freedom Wireless judgment discussed in Note 5 to the Consolidated Financial Statements, in July 2005 the Company entered into a Funding of Security for Appeal Agreement (“Appeal Agreement”) with Cingular Wireless whereby the Company placed $41 million in escrow as security for any potential joint liability associated with the litigation. At March 31, 2006, this escrow amount (including interest earned to date) totaled $41.9 million and is recorded as restricted cash.

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

Estimated Loss from Litigation and Legal Costs

The Company accrues for loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14 Reasonable Estimation of the Amount of a Loss (FIN 14), which specify that if a loss is probable and can be reasonably estimated, it should be recorded. Furthermore, when some amount within the range appears at the time to be a better estimate than any other amount within the range, that amount shall be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range shall be accrued. There can be no assurance as to whether the actual loss will be higher or lower than the amount which is accrued.

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

Foreign Currency Translation

Results of operations for the Company’s Indian and Israeli subsidiaries were translated into United States dollars using the average exchange rates during the applicable periods. Assets and liabilities were translated into United States dollars using the exchange rate on the balance sheet date. Resulting translation adjustments were recorded in Accumulated Other Comprehensive Loss.

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

	Three months ended March 31,
(in thousands)	2006	2005
Net income as reported	$907	$1,633
Securities valuation adjustment, net of tax	19	(49)
Foreign currency translation, net of tax	1	—

Comprehensive income	$927	$1,584

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

The Company’s managed services business allows wireless operators throughout the United States to utilize its real-time billing capabilities, enabling such operators to offer prepaid wireless calling to their subscribers, offer various ways to replenish their accounts and to purchase digital content. Wireless operators also utilize the Company’s managed services business to provide their subscribers with a monthly postpaid wireless bill. In addition, the Company is in the process of expanding its sales territories globally, including through Europe, Latin America and Asia, among other areas. The Company generally does not require collateral from its customers, although upfront payments for a portion of the total sale are typically required prior to shipment. In addition, certain software is licensed to distributors, who pay licensing fees to the Company as they sell the software to their customers.

The following table summarizes sales in excess of 10% of total revenues, as a percentage of total revenues, to major customers for the three months ended March 31:

	2006	2005
Sprint Nextel Corporation	66%	29%
Verizon Wireless	—%	27%
Cingular Wireless	—%	20%

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

Internally capitalized costs increased to $804,000 for the three month period ended March 31, 2006 compared to $603,000 for the three month period ended March 31, 2005. Amortization of FAS 86 costs begins when the solution is made available for general release and amortization of 98-1 costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

Impairment of Long Lived Assets

The Company reviews the carrying value of its long-lived assets to assess the recoverability of these assets in accordance with Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses assets for impairment when events and circumstances indicate that the assets might be impaired. When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, the Company compares the projected undiscounted cash flows from these assets, which are determined considering a number of factors including past operating results, budgets, economic projections, market trends and solution development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds the estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Condensed Consolidated Statement of Income. The estimated undiscounted cash flows for each of the Company’s long-lived assets could differ materially from the actual results.

Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company evaluates goodwill impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment by comparing the fair value of each operating unit, which includes bcgi Access Management, bcgi Payment, Real-Time Billing and Voyager Billing with its carrying amount, including goodwill. Fair value for each operating unit is determined using a discounted cash flow valuation model, which requires judgments to be made by management regarding estimating future cash flows, economic life and discount rates, among other assumptions. If the carrying amount of the operating unit’s net assets exceeds the fair value of that operating unit, the Company would evaluate any impairment loss under the next step of the impairment test. The estimated discounted cash flows for each operating unit could differ materially from the actual results. The intangible assets are being amortized over a four to seven year life.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No, 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Effective with the adoption of SFAS No. 123(R), the Company is recognizing stock-based compensation expense, which is based on the fair value of the award on the date of grant, ratably over the related service period, net of estimated forfeitures (Note 3 — Stock Based Compensation in the Notes to the Condensed Consolidated Financial Statements).

The determination of the fair value of a stock-based compensation award on the date of grant is impacted by a number of factors, including the use of a particular fair value model, the Company’s stock price, and certain assumption regarding highly complex and subjective variables. Included among the variables that impact the fair value of an award are the expected life of the stock compensation award, the Company’s common stock price volatility, risk-free interest rate and dividend yield. The assumptions used in calculating the fair value of the Company’s stock compensation awards represent its best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different from what has been recorded in the current period.

Basic and Diluted Net Income Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the impact, if dilutive, of common share equivalents, which comprise stock options For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average market price of the Company’s Common Stock for the respective period. Accordingly, for the three months ended March 31, 2006 and 2005, options to purchase 5,000 and 2,009,000 shares, respectively, of Common Stock have been excluded from the computation.

The following table sets forth a reconciliation of basic and diluted shares for the three months ended March 31 (unaudited and in thousands):

	2006	2005
Denominator:
Denominator for basic net income per share	17,775	17,602
Effect of dilutive employee stock options	5	124

Denominator for diluted net income per share	17,780	17,726

3.	Stock Based Compensation

On December 16, 2004, and as amended on April 14, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“SFAS 123”), Share-Based Payment (Statement No. 123(R)) (“SFAS123(R)”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Equity Compensation Plans

The Company’s 2005 Stock Incentive Plan (the “Incentive Plan”) was adopted by the Board of Directors and approved by its stockholders in 2005. The Incentive Plan provides for the grants of options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors and consultants and advisors to the Company and its subsidiaries. The Incentive Plan replaced the Company’s prior Stock Option Plans (the “Option Plans”), under which no further awards may be granted although options continue to remain outstanding until cancelled or exercised. A total of 1,500,000 options were approved under the Incentive Plan in addition to 600,000 shares that may also be issued under the Incentive Plan which expire, terminate, or are otherwise surrendered, canceled or forfeited, under the Option Plans. Additionally, 50,000 shares of restricted stock may be issued under the Incentive Plan and shall be counted against the 1,500,000 option limit as two and four-tenths shares for each share of common stock issued upon settlement of such awards.

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

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in June 2004. The Purchase Plan authorizes the issuance of up to a total of 357,531 shares of Common Stock to participating employees. The Purchase Plan was terminated by the Board of Directors on March 1, 2006. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s Purchase Plan. Upon adoption of SFAS 123(R), the Company recorded stock-based compensation expense related to the Purchase Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of 2006 and 2005 was calculated using the following estimated weighted average assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Options granted	411,300	307,210
Weighted-average exercise price	$1.13	$7.21
Weighted-average grant date fair-value	$0.86	$3.79
Assumptions:
Expected volatility	64.6% - 78.1%	62.1% - 78.5%
Expected term (in years)	4.5 – 6.5	3 – 5
Risk-free interest rate	4.36% - 4.73%	3.39% - 4.17%
Expected dividend yield	—	—

The Company groups its employees into three distinct groups, options and awards granted to the board of directors, executives and non-executive employees. Based on historical information the three groups have acted differently over time.

Expected volatility – the Company is responsible for estimating volatility and has considered a number of factors when estimating volatility. Historical volatility during the period is commensurate with the expected term of the Company’s stock options over the past several years, excluding several periods of time that the Company’s stock price experienced significant increases or decreases due to the Freedom Wireless lawsuit. The Company believes that this past stock price volatility, excluding the above mentioned periods, is likely to be indicative of future stock price behavior.

Expected term – the Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option.

Risk-free interest rate – the yield on U.S. Treasury Constant Maturity securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected dividend yield – from inception there has been no cash dividend declared by the Company’s Board of Directors.

Expense

The Company used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123(R). Upon adoption of SFAS 123(R) on December 31, 2005, the Company continued to use the same graded attribution method to recognize expense for options granted after December 31, 2005.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company currently expects, based on an analysis of its historical forfeitures that approximately 97% of its options will actually vest, and therefore has applied an annual forfeiture rate of 6-14% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

The adoption of SFAS 123(R) on January 1, 2006 had the following impact on the first quarter of fiscal 2006 results: operating loss before tax and net income was lower by $159,000 and the effects on basic and diluted EPS were not material.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the first three months of fiscal 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the first quarter of fiscal 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123.

Three Months Ended March 31, 2005
Net income as reported	$1,633
Add: Stock-based employee compensation expense included in reported net income	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(2,395)

Pro forma net loss	$(762)

Basic net income (loss) per share:
As reported	$0.09
Pro forma	$(0.04)
Diluted net income (loss) per share:
As reported	$0.09
Pro forma	$(0.04)

In 2005, prior to the adoption of SFAS 123(R), the Company accelerated the vesting of certain unvested stock options. These stock options were awarded to employees, officers and directors under the Company’s 2000 Stock Option Plan and 2004 Stock Incentive Option Plan and had exercise prices that were greater than $6.57 per share. Options to purchase 1,139,291 shares of the Company’s Common Stock became exercisable immediately as a result of the vesting acceleration. The aggregate number of options to purchase shares of the Company’s Common Stock held by directors and executive officers that were accelerated pursuant to this acceleration is 455,326. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under FAS 123, the Company recognized an additional $2.4 million of stock-based compensation for all options whose vesting was accelerated. The Company took this action to limit the negative impact on the Company’s results from operations beginning in 2006 when SFAS 123(R) became effective for the Company.

Option Activity

A summary of the activity under the Company’s stock option plans as of March 31, 2006 and changes during the three-month period then ended, is presented below:

	Restricted Stock and Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,954,180	$8.03
Options granted	441,239	$1.24
Options exercised	—	—
Options forfeited	21,380	$1.47
Options expired	41,872	$9.69

Options outstanding at March 31, 2006	4,332,167	$7.42	6.64	$958,215
Options Exercisable at March 31, 2006	3,346,072	$9.08	5.82	$54,488
Options vested or expected to vest at March 31, 2006 (1)	4,210,470	$7.49	6.56	$845,648

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of March 31, 2006, there was $591,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of 1.54 years.

4.	Other Assets

In 2004 and 2005, the Company exchanged cash totaling $1,500,000 and received secured convertible promissory notes (the “Notes”) for the same amount from an early stage entity with whom the Company has a commercial relationship which is recorded in other assets on the Company’s Consolidated Balance Sheet.

The Notes accrued interest at a rate of 15% per annum until April, 2005 and subsequently accrue interest at a rate of 12% per annum. Because of the early-stage nature of the entity, interest income from the notes is being accounted for as interest payments are received. To date no interest payments have been received. The Notes, together with accrued interest, are due on July 23, 2007 and are secured by the entity’s assets, properties and rights.

The Notes are convertible at any time into the borrower’s common stock or preferred stock, as defined in the agreement. The Company performed an asset impairment test for the Notes as of December 31, 2005 and concluded that no impairment existed.

5.	Contingencies

Legal

Freedom Wireless Patent Infringement Lawsuit

Jury Trial in District Court

In March 2000, Freedom Wireless, Inc. filed a suit against the Company and a number of its current or former carrier customers (including Verizon Wireless, Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) in the United States District Court in Massachusetts (“District Court”). In February 2005, Verizon Wireless reached a settlement with Freedom Wireless and, as a result, was removed as a defendant in the case. The Company was not part of the settlement discussions and the terms of the settlement are not public. On May 20, 2005, a jury determined that the Company and the remaining defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages through October 12, 2005, plus interest and court costs awarded by the District Court totaled approximately $165 million (the Company and each carrier co-defendant are jointly liable for specific amounts). The Company has an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by its technology.

In July 2005, the Company entered into an agreement with Cingular Wireless whereby the Company placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds totaling $191 million, the amount required by the District Court to stay the execution of the judgment that concerns the joint infringement by the Company and Cingular, pending appeal. Cingular has also agreed to dismiss, without prejudice, the action filed by Cingular against the Company in May 2005. Cingular filed this action in an effort to enforce Cingular’s indemnity rights against the Company as a result of the Freedom Wireless judgment. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. The agreement does not alter the Company’s obligation to indemnify Cingular. At March 31, 2006, this escrow amount (including interest earned to date) totaled $41.9 million and is recorded as restricted cash.

Injunction

On December 15, 2005, the U.S. Court of Appeals for the Federal Circuit (“Appeals Court”) approved the Company’s appeal to stay the injunction that was previously granted by the District Court. Therefore, the Company’s carrier customers, including co-defendant Cingular Wireless, may continue to use the Company’s Real-Time Billing service during the appeals process. In addition, the Appeals Court did not require the Company and/or the other defendants to post additional security for any potential damages that may accrue during the appeals process.

Appeal of District Court Judgment

In October 2005, the Company filed to appeal the District Court judgment with the Appeals Court. The Company’s principal appeal brief was filed in April, 2006, and the appeal process is expected to continue into 2007. If the Company’s appeal is unsuccessful or if the Company cannot successfully manage its business during the appeal process, the Company may not be able to continue its ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

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

Accounting

While the Company continues to believe that it does not infringe these patents and believes that the patents are invalid and that the size of the damages awarded bears no relationship to a reasonable royalty that bcgi or any company would have paid for a license of the patents, in light of the adverse judgment, the Company believes it is probable that a loss has been incurred. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the litigation and in accordance with FAS 5 and FIN 14, the Company accrued an estimated loss of $64.3 million in 2005 with respect to the Freedom Wireless litigation. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be higher than the current judgment of $165 million, which exceeds the Company’s ability to pay.

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

Verizon Contractual Indemnification

On April 28, 2005, a complaint by Aerotel Corporation was filed against Verizon alleging infringement by Verizon Communications, Verizon Wireless and others of a patent on prepaid technology. The Company is not named in the complaint. Verizon has notified the Company that the Company may be asked to indemnify them in this case under its Prepaid Wireless Services Agreement for that portion of any liability specific to Verizon Wireless prepaid offered through use of the Company’s services. The complaint does not specify damages as it relates to Verizon Wireless prepaid. The Company has provided documents and deposition testimony in response to a subpoena that has been served on the Company. The lawsuit is currently in the discovery phase and at this time it is not possible to determine the potential outcome of this indemnification claim.

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

6.	Capital Stock

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

7.	Segment Reporting

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

The Company’s operating units consist of bcgi Payment, bcgi Access Management, Real-Time Billing and Voyager Billing. A general manager has been assigned to manage each of these businesses which are classified as operating units, primarily to determine worldwide product direction, pricing and other important operating unit decisions, but without profit and loss responsibility for a large portion of the expenses of each unit. The Chief Operating Officer predominantly utilizes consolidated or departmental cost data rather than operating unit data to make critical financial decisions. Revenues for each business are recorded and tracked separately. Most of the Company’s revenues are generated by Real-Time Billing. Other revenues include revenues from products other than Real-Time Billing.

8.	Retirement Plans

The Company offers a defined benefit retirement plan (the “Plan”) for certain executives. Contributions are based on periodic actuarial valuations and are charged to the Condensed Consolidated Statements of Income on a systematic basis over the expected average remaining service lives of the executives as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (FAS 87). The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the Plan are based on years of service and compensation.

The components of net periodic benefit costs for the three months ended March 31, 2006 and 2005 are as follows (unaudited and in thousands):

	2006	2005
Components of net periodic benefit costs
Service cost	$155	$128
Interest cost	85	72
Amortization of unrecognized net prior service cost	48	45

Net periodic benefit costs	$288	$245

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We deliver products and services that enable mobile operators and Mobile Virtual Network Operators (“MVNOs”) worldwide to differentiate their offerings and increase market penetration while reducing costs. Our access management, prepaid and postpaid billing and payment solutions enable operators to address new market needs. These solutions help our customers compete effectively by attracting and retaining additional subscriber customers, thereby increasing their ability to drive additional revenue, while lowering their operating costs. We offer our fully managed services and licensed products to wireless operators worldwide, selling through both direct and indirect channels.

Our bcgi Billing product line includes our prepaid wireless product, Real-Time Billing, and our postpaid product, Voyager Billing. Voyager Billing serves U.S. operators and MVNO’s, and our revenues are earned principally on a per subscriber basis for generating a postpaid subscriber’s monthly bill. We generate revenues from our Real-Time Billing product as a managed service principally as a percentage of wireless customer revenue or by processing prepaid wireless minutes. Real-Time Billing services revenues are recorded net of outage penalties that we may incur based on contracted service level agreements with the wireless operators. We also generate revenues from other transactions processed, including Push-to-Talk, Short Message Service (‘SMS”) and other data services. Additionally, whether deployed on a managed service basis or licensed basis, we generate revenues from software licensing, implementations, bcgi Professional Services and special development services. These revenues are typically recognized over the term of the contract for managed services customers and at the time of shipment or completion of installation for licensed sales.

While we have not generated significant bcgi Access Management revenues related to our Mobile Guardian products to date, we expect that we will generate future revenues from these products by charging wireless operators on a per subscriber per month basis, a per transaction basis, or on a one-time subscriber license basis, plus maintenance and other services.

In the U.S., we typically generate revenues from bcgi Payment by charging wireless operators a transaction fee for the services performed and paying the financial partners a fee for enabling the transaction. Internationally, we license technology to wireless operators to support their payment processing needs.

During the quarter ended March 31, 2006, we entered into a multi-year software license agreement with leading billing, customer care and employee care provider Convergys Corporation, a licensee of Freedom Wireless. Under the terms of the agreement, Convergys will license a range of bcgi products, including Real-Time Billing, Payment Manager and Mobile Guardian®. We believe this channel partnership further strengthens our bcgi Global Alliance Program and can help extend the reach and appeal of bcgi’s products and services by effectively leveraging the combined distribution power of the two companies.

On May 20, 2005, a jury determined that bcgi and the other defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages (through October 12, 2005) plus interest and court costs awarded by the District Court total approximately $165 million (bcgi and each carrier co-defendant are jointly liable for specific amounts). We have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology.

In July 2005, we entered into the Appeal Agreement with Cingular Wireless whereby we placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds totaling $191 million to stay the execution of the judgment, pending appeal. At March 31, 2006, this escrow amount (including interest earned to date) totaled $41.9 million and is recorded as restricted cash.

In October 2005, we filed to appeal the District Court judgment with the Appeals Court. Our principal appeal brief was filed in April, 2006, and the appeal process is expected to continue into 2007. If our appeal is unsuccessful or if we cannot successfully manage our business during the appeal process, we may not be able to continue our ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

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

Our net revenues decreased 6% to $24.7 million in the first quarter of 2006 compared to $26.4 million in the first quarter of 2005. Sprint Nextel Corporation accounted for 66% of total net revenues in the first quarter of 2006. This represents an increase as a percentage of total revenues from 29% for the three months ended March 31, 2005, due in large part to a decrease in total revenues from other customers. Our operating loss of $755,000 in the first quarter of 2006 represents a decrease of $2.9 million compared to operating income $2.2 million in the first quarter of 2005. The decrease in operating income from 2005 to 2006 is primarily due to:

•	Lower revenue from the loss of Verizon Wireless, Cingular and Alltel subscribers;

•	Increased cost of services to support our managed services and licensed sale offerings;

•	Increased investment in engineering, research and development to enhance our product offerings; and

•	Investments in an international sales team and licensed sale infrastructure to support our expansion into global markets, for which we have not yet generated commensurate revenues.

We anticipate that revenues and earnings will decrease for the second quarter of 2006 compared to the first quarter of 2006 and that we will incur a net loss. These expectations are due to our anticipation that, as previously disclosed, customer migrations will continue in the second quarter, specifically Verizon Wireless, which we anticipate will be fully migrated off our Real-Time Billing platform by June, 2006, and Cingular Wireless, which we expect will continue its migration off our platform during the second quarter of 2006 and will be fully migrated later in 2006. Those carriers, along with Alltel Corporation, who migrated off our Real-Time Billing platform in the first quarter of 2006, collectively comprised approximately 19%, or $4.6 million, of our first quarter 2006 revenues. We expect that these carriers will comprise a lower percentage of revenue in the second quarter as these migrations continue and as Sprint Nextel, who represented approximately 66% of total net revenue in the first quarter, is expected to increase its revenue in dollars and as a percentage of our total net revenue.

We plan to continue to invest in and focus on our customer and product diversification strategy which includes support of bcgi Access Management, bcgi Payment and Voyager Billing products as well as expansion into new domestic and international wireless markets, including the developing MVNO market. As part of this diversification strategy, we are offering more of our products on a licensed sale basis which is expected to result in less predictability in our future sales trends.

Segment Data

(unaudited and in thousands)

	Three months ended March 31,
	2006		2005
	Total	% of Total Net Revenues	Total	% of Total Net Revenues
Real-time billing	$21,646	88%	$24,224	92%
Other	3,071	12%	2,128	8%

Total net revenue	$24,717	100%	$26,352	100%

Revenues

Real-Time Billing

Our net revenues from Real-Time Billing decreased by 11% in the three month period ended March 31, 2006 compared to the same period in 2005. As of March 31, 2006, we had 3.75 million subscribers on our Real-Time Billing platform, 40,000 lower than March 31, 2005. This decrease in subscribers was the principal factor in the revenue decline and primarily due to the conversions from Verizon Wireless, Cingular Wireless and Alltel Corporation, who, as previously disclosed, have been migrating or have migrated off our Real-Time billing platform. Some of this decline was offset by growth in subscribers from Sprint Nextel. A decrease in the average billed rate per minute of use (“MOU”) of 53% compared to the first quarter of 2005 also partially contributed to the Company’s revenue decline. This decrease was partially offset by the increase in the average number of billed MOUs per subscriber per month to 175, which was 46% higher than the first quarter of 2005. These changes in average billed rate and average usage per subscriber per month are principally due to customers with lower contractual pricing and higher average usage becoming a larger proportion of Real-Time Billing revenues, in addition to customary volume discounts for those customers.

We anticipate that revenues will decrease for the second quarter of 2006 compared to the first quarter of 2006. This is due to our anticipation that revenues we generate from Verizon Wireless and Cingular Wireless will continue to decline and operators who migrated off our Real-Time Billing platform in the first quarter of 2006, including Alltel Corporation, will generate substantially lower revenues for us in the second quarter of 2006. Although we expect growth and higher revenues from Sprint Nextel Corporation in the first quarter of 2006, we do not expect that any increase will offset the revenue declines from other carriers. This expectation is also due to anticipated decreases in our average billed rate per minute since customers with lower contractual pricing are expected to continue to comprise a larger portion of our revenues.

Other revenues

Other revenues are generated from our other three operating units, bcgi Payment, bcgi Access Management and Voyager Billing. Our net revenues from these operating units increased by 44% in the first quarter of 2006 compared to the same period in 2005. The increase in revenues for the three month period ended March 31, 2006 was due primarily to our success in diversifying our revenues through sales of our expanded product offerings.

Cost of revenues

Cost of revenues primarily include the salaries and benefits of personnel who support our managed services platform and our licensed product offerings, along with costs for maintenance, telecommunications, travel and other support costs. Cost of revenues increased to 29% of revenues in the first quarter of 2006 from 24% in the first quarter of 2005. The increase in cost of revenues in the three month period resulted primarily from increased software and equipment maintenance costs, increased utilities costs and additional personnel, wages and related costs to support our launch of new customers, including Amp’d Mobile, and our investments in professional services and global licensing strategy. The increase as a percentage of revenues was also effected by the decrease in revenue and the relatively fixed nature of our costs which were not fully absorbed.

Operating Data

(unaudited and in thousands)

	Three months ended March 31,
	2006		2005
	Total	% of Total Revenues	Total	% of Total Revenues
Total net revenues	$24,717	100%	$26,352	100%
Engineering, research and development	4,622	19%	4,029	15%
Sales and marketing	3,216	13%	2,436	9%
General and administrative	3,914	16%	3,745	14%
General and administrative – legal	1,230	5%	2,210	8%
Depreciation and amortization	5,318	22%	5,554	21%

Engineering, research and development expenses

Engineering, research and development (“ER&D”) expenses primarily include the salaries and benefits for software development and engineering personnel associated with the development, implementation and maintenance of existing and new software. The increase in ER&D expenses in absolute dollars for the three month period ended March 31, 2006 compared to the same period in 2005 primarily resulted from additional personnel, wages and related costs of approximately $427,000 principally to support the ongoing feature and functionality enhancements related to all of our products. The personnel acquired through our acquisition of PureSight, Inc. and its Israeli subsidiary, PureSight LTD. (PureSight) also contributed to the increase in personnel, wages and related costs.

Sales and marketing expenses

Sales and marketing expenses include direct sales and product management salaries, commissions, travel and entertainment expenses, in addition to the cost of trade shows, direct mail and other promotional expenses. Sales and marketing expenses in absolute dollars increased in the three month period ended March 31, 2006 compared to the same period in 2005 primarily due to $962,000 in additional expenses related to our international sales and diversification strategy, partially offset by $314,000 due to the timing of a major worldwide trade show that occurred in the second quarter of 2006 as compared to the first quarter in 2005. Sales and marketing expenses in absolute dollars are expected to increase in the second quarter of 2006 due to ongoing investment related to our expansion into new domestic and international wireless markets, including the developing MVNO market.

General and administrative expenses

General and administrative (G&A) expenses include salaries and benefits of employees and other expenses that provide our administrative support. G&A expenses in the first quarter of 2006 were relatively consistent with the same quarter in 2005 and increased as a percentage of revenue.

General and administrative expenses – legal charges

General and administrative legal expenses primarily represent costs incurred to defend the Freedom Wireless litigation. The decrease in expense for the three month period ended March 31, 2006 compared to the same quarter of 2005 was due to the Freedom Wireless trial occurring in the first quarter of 2005 and less time spent by our legal advisors on Freedom related matters in the first quarter of 2006. General and administrative legal expenses are expected to range between $1.0 million to $1.5 million in the second quarter of 2006 compared with $1.2 million in the first quarter of 2006, although this amount may vary depending on the nature of our legal proceedings.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of telecommunications systems and software, building,

furniture and equipment and leasehold improvements. We provide for depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. The decrease in deprecation expense for the three month period ended March 31, 2006 compared to the same quarter of 2005 was due to certain equipment and software becoming fully depreciated in 2005.

Interest income

Interest income increased to $687,000 for the three month period ended March 31, 2006 compared to $400,000 for the three month period ended March 31, 2005. Interest income was earned primarily from restricted cash and investments, which were purchased using the cash generated from operations, from the sale of our teleservices business in 2000 and from the proceeds from our public offerings. Although our combined cash and investment positions decreased as of March 31, 2006 compared to March 31, 2005, higher average interest rates during the first quarter of 2006 resulted in higher interest income compared to the first quarter of 2005. If we ultimately make a cash payment relating to the Freedom Wireless litigation, this would likely substantially reduce our cash and investment balances and therefore reduce future interest income. Interest income is expected to increase slightly in the second quarter of 2006 compared to the first quarter of 2006.

Provision for income taxes

The income tax benefit for the three months ended March 31, 2006 was $975,000, compared to an income tax provision of $918,000 (36% effective tax rate) for the three months ended March 31, 2005. The benefit recorded in the three month period ended March 31, 2006 reflects a one-time income tax benefit recorded in the first quarter 2006 due to favorable resolutions of income tax items from our Internal Revenue Service audit which we had previously reserved that resulted in the reversal of a portion of the valuation allowance against certain deferred tax assets that are now realizable.

Liquidity and Capital Resources

As of March 31, 2006, cash, cash equivalents, restricted cash and short-term investments decreased 13% to $70.3 million compared to $80.8 million at December 31, 2005, primarily due to the timing of accounts receivable payments and payment of year end accruals. The net cash used in operations of $7.7 million for the three months ended March 31, 2006 resulted from:

•	An increase in net accounts receivable of $7.8 million caused by an increase in our days sales outstanding to 86 days as of March 31, 2006 compared to 55 days as of December 31, 2005, primarily related to late payment from one customer;

•	A decrease in accounts payable, accrued expenses, income taxes payable and deferred revenue of $4.7 million, principally due to paying down year-end accruals;

•	Net income of $907,000; and

•	Offset by adjustments for depreciation and amortization of $5.3 million.

Our investing activities used $7.1 million of net cash for the three months ended March 31, 2006. We spent approximately $2.4 million for the purchase of telecommunications equipment and software to enhance our managed services platform as well as further develop our licensed products. Internally capitalized costs totaled $804,000 for the three months ended March 31, 2006 compared to $603,000 for the three months ended March 31, 2005. In addition, we purchased $3.6 million in short-term investments, net of sales. We expect to contribute approximately $1.5 million to fund our defined benefit plan, a contribution which we intend to make every year in our second quarter.

Our financing activities provided cash of $198,000 for the three months ended March 31, 2006, from proceeds from the issuance of common stock under the Employee Stock Purchase Plan.

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

We have non-cancelable commitments for equipment, operating lease commitments for office space, many of which are renewable at our option, as well as various other commitments for telecommunications services. We include in our commitments those agreements under which we are contractually obligated and agreements that are cancelable, but which we do not anticipate canceling. The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

	Total	Payment due by period
		within 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating leases	$2,707	$1,296	$1,389	$22	$—
Purchase commitments	5,596	4,826	767	3	—

Total	$8,303	$6,122	$2,156	$25	$—

Off-Balance Sheet Arrangements

During the first quarter of 2006, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities,

•	Material trading activities in non-exchange traded commodity contracts, or

•	Material transactions with persons or entities that benefit from their non-independent relationship with us.

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

We believe the following policies to be our most critical policies in the preparation of our consolidated financial statements:

•	Revenue recognition and allowance for bad debts

•	Estimated loss from litigation and legal costs

•	Research and development, software development costs and costs capitalized for internal use

•	Impairment of long-lived and intangible assets and goodwill

•	Accounting for income taxes

•	Accounting for stock-based compensation

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

We recognize our revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and application of Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We earn revenues in various ways, depending on the type of transaction. For our managed services business, we earn revenues in the following ways:

•	For Real Time Billing, we earn revenues principally as a percentage of wireless customer revenue or by processing prepaid wireless minutes, net of any penalties incurred related to outages on our platform.

•	For Voyager Billing, we earn revenues principally on a per subscriber basis for generating a postpaid subscriber’s monthly bill.

•	For PayExtend, we earn revenues by processing transactions on behalf of wireless operators’ subscribers.

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

Internally capitalized costs increased to $804,000 for the three month period ended March 31, 2006 compared to $603,000 for the three month period ended March 31, 2005. Amortization of FAS 86 costs begins when the solution is made available for general release and amortization of 98-1 costs begins when the related asset is first placed in service. These costs are amortized on a straight-line basis over a three-year period.

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

When indicators of impairment exist and the carrying value of intangibles and long-lived assets, other than goodwill, may not be recoverable, we compare the projected undiscounted cash flows from these assets, which are determined considering a number of factors including past operating results, budgets, economic projections, market trends and solution development cycles, to their carrying value. If the carrying value of the long-lived asset exceeds the estimated undiscounted cash flows, the asset is considered impaired and the carrying value is then compared to the asset’s fair value. If the carrying value exceeds the fair value, an impairment loss equal to the excess is recorded immediately in the Condensed Consolidated Statement of Income. The estimated undiscounted cash flows for each of our long-lived assets could differ materially from the actual results.

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

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS No, 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Effective with the adoption of SFAS No. 123(R), we recognize stock-based compensation expense, which is based on the fair value of the award on the date of grant, ratably over the related service period, net of estimated forfeitures (Note 3 — Stock Based Compensation in the Notes to the Condensed Consolidated Financial Statements).

The determination of the fair value of a stock-based compensation award on the date of grant is impacted by a number of factors, including the use of a particular fair value model, our stock price, and certain assumption regarding highly complex and subjective variables. Included among the variables that impact the fair value of an award are the expected life of the stock compensation award, our common stock price volatility, risk-free interest rate and dividend yield. The assumptions used in calculating the fair value of our stock compensation awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different from what has been recorded in the current period.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

Freedom Wireless Patent Infringement Lawsuit

Jury Trial in District Court

In March 2000, Freedom Wireless, Inc. filed a suit against us and a number of our current or former carrier customers (including Verizon Wireless, Cingular Wireless, AT&T Wireless Services, CMT Partners and Western Wireless Corp.) in the District Court. In February 2005, Verizon Wireless reached a settlement with Freedom Wireless and, as a result, was removed as a defendant in the case. We were not part of the settlement discussions and the terms of the settlement are not public. On May 20, 2005, a jury determined that bcgi and the remaining defendants infringed or are infringing two Freedom Wireless patents. The jury damages and post-trial damages (through October 12, 2005) plus interest and court costs awarded by the District Court total approximately $165 million (bcgi and each carrier co-defendant are jointly liable for specific amounts). We have an obligation to indemnify the other defendants for damages they may incur with respect to any infringement by our technology.

In July 2005, we entered into the Appeal Agreement with Cingular Wireless whereby we placed $41 million into escrow for the purpose of using these funds as security to Cingular. In exchange for placing the funds into escrow, Cingular has posted bonds totaling approximately $191 million, the amount required by the District Court to stay the execution of the amount of the judgment that concerns the joint infringement by us and Cingular, pending appeal. Cingular has also agreed to dismiss, without prejudice, the indemnification action filed by Cingular against us in May 2005. Cingular filed this action in an effort to enforce Cingular’s indemnity rights against us as a result of the Freedom Wireless judgment. Cingular is not obligated to provide the security for the payment of any portion of the damages for which Cingular is not jointly liable. The agreement does not alter our obligation to indemnify Cingular. At March, 2006, this escrow amount (including interest earned to date) totaled $41.9 million and is recorded as restricted cash.

Injunction

On December 15, 2005, the Appeals Court approved our appeal to stay the injunction that was previously granted by the District Court. Therefore, our carrier customers, including co-defendant Cingular Wireless, may continue to use our Real-Time Billing service during the appeals process. In addition, the Appeals Court did not require bcgi and/or the other defendants to post additional security for any potential damages that may accrue during the appeals process.

Appeal of District Court Judgment

In October 2005, we filed to appeal the District Court judgment with the Appeals Court. Our principal appeal brief was filed in April, 2006, and the appeal process is expected to continue into 2007. If our appeal is unsuccessful or if we cannot successfully manage our business during the appeal process, we may not be able to continue our ongoing operations or may need to seek protection under the U. S. Bankruptcy Code.

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

Accounting

While we continue to believe that we do not infringe these patents and believe that the patents are invalid and that the size of the damages awarded bears no relationship to a reasonable royalty that bcgi or any company would have paid for a license of the patents, in light of the adverse judgment, we believe it is probable that a loss has been incurred. Although the ultimate amount of such loss, if any, is not currently known, accounting guidelines under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5) and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss (FIN 14), specify that if a loss can be reasonably estimated, it should be recorded. Based on management’s assessment of the potential outcomes of the litigation and in accordance with FAS 5 and FIN 14, we accrued an estimated loss of $64.3 million in 2005 with respect to the Freedom Wireless litigation. However, the actual loss, if any, may be significantly higher or lower than the amount accrued and could be higher than the current judgment of $165 million, which exceeds our ability to pay.

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

Item 1A. Certain Factors That May Affect Future Results

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

Regardless of the outcome in these lawsuits, we have already incurred approximately $28.0 million in legal and other costs as of March 31, 2006 and will continue to incur significant expenses to support our ongoing defense. Ongoing legal costs may fluctuate from time to time, depending on the nature of our legal proceedings.

We may continue to seek a settlement agreement with Freedom Wireless but we may not be able to reach a reasonable settlement or we may reach a settlement that could negatively impact our financial performance.

We have engaged in settlement discussions with Freedom Wireless at various times; however, we have been unable to reach mutual agreement with Freedom Wireless and the other defendants in the cases. We continue to believe that we do not infringe the Freedom Wireless patents and believe that the patents are invalid, and that the size of the damages awarded bears no relationship to a reasonable royalty that bcgi or any company would have paid for a license of the patents. Nevertheless, in light of the adverse judgment and the negative effect that it is having on our business, we may continue to engage in additional settlement discussions with Freedom Wireless. Despite our desire to reach a reasonable settlement agreement, we may not be able to do so. Even if we are able to obtain a settlement, any settlement agreement and license may carry terms unfavorable to us and may significantly restrict our cash and/or future ability to generate profits. Additionally, a settlement may not be able to mitigate the adverse impact the judgment has already had on our business.

The Funding of Security for Appeal (“Appeal Agreement”) with Cingular Wireless, in addition to any future requirement to provide additional security on our own, may substantially reduce our working capital and access to cash.

With the current uncertainties facing us and the potential for unforeseen changes in our business and estimates, including but not limited to loss of customers and/or higher than expected legal costs, we may need additional working capital. In such circumstances, we may not have access to the $41.9 million placed in escrow as security for our appeal. We also may need to provide additional security for potential additional damages or royalties. If we are unable to secure additional capital or finance sufficient assets, we may need to seek protection under the U.S. Bankruptcy Code.

A class action lawsuit has been filed against us, which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

A putative class action complaint was filed in June 2005 and has been subsequently amended in the District Court, against us, our Chief Executive Officer and our Chief Financial Officer on behalf of persons who purchased our common stock between June 6, 2002 and May 20, 2005. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act as well as Rule 10b-5 promulgated thereunder by allegedly failing to disclose adverse facts regarding the Freedom Wireless, Inc. lawsuit, including that we had willfully infringed the Freedom Wireless patents. We intend to contest the lawsuit vigorously and believe that bcgi and the two executive officers named as defendants have meritorious defenses to the allegations set forth in the lawsuit.

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

The status of the Freedom Wireless lawsuit remains unresolved and may remain unresolved for an indefinite period of time. This uncertainty has and will likely continue to significantly impact our existing business in the following ways:

•	Our ability to sell our products and services, including our products and services that are not related to the Freedom Wireless claims, to new and existing customers has been and may continue to be limited;

•	Alltel Corporation and other existing customers have terminated, failed to renew or are seeking to terminate their current contracts with us;

•	There can be no assurance that we will secure future revenues through the channel partners in our Global Alliance Program, including Convergys Corporation;

•	Existing customers may reduce their prepaid sales and marketing efforts with respect to our products in order to mitigate their potential exposure to litigation from Freedom Wireless;

•	Certain employees have sought and may continue to seek other employment prior to a final resolution of the Freedom Wireless matter;

•	Prospective employees have not accepted and may continue not to accept our employment offers; and

•	Certain vendors have imposed and may continue to impose restrictions on us, including higher pricing, advance payment requirements and other terms in order for us to obtain their products and services.

As a result, even if we are successful in our appeal and in the other Freedom Wireless lawsuits, our business may have been irreparably harmed. If our business substantially deteriorates further, we may need to seek protection under the U.S. Bankruptcy Code before our appeal is decided.

The loss or significant reduction of business from Sprint Nextel Corporation would have a material adverse effect on our business.

Historically, a significant portion of our revenues in any particular period has been attributable to a limited number of customers in the wireless telecommunications business. For the three months ended March 31, 2005, 66% of our total revenue received was from Sprint Nextel Corporation, whose contract with us expires in the first quarter of 2007. We can provide no assurance that Sprint Nextel will continue to use our services beyond the term of their contract with us. If and when this contract is renewed, the contractual rate may be lower than in previous years and at lower rates than we have estimated. In addition, we depend on our wireless customers to market and sell our solutions to consumers. We can provide no assurance that they will do so successfully, and therefore, that there will be a significant market for our mobile services platform. If we were to lose Sprint Nextel as a customer, our business would be materially and adversely impacted, and we would likely need to seek protection under the U.S. Bankruptcy Code. Additionally, there are a limited number of U.S. customers available in the marketplace, and if we are unable to add new customers, our business would be materially and adversely impacted.

Our future success depends partly on the global acceptance of our new products, including bcgi Access Management, Payment Manager and Real-Time Billing.

We have introduced bcgi Access Management, Payment Manager and Real-Time Billing product offerings to the global marketplace. The acceptance of these new products is critical to our strategy to diversify and grow our revenue base. Our success in gaining acceptance of these offerings will depend on our ability to integrate these products into existing wireless operator billing platforms. In addition, the success of bcgi Access Management will depend on wireless operator and subscriber acceptance of the capabilities of this product. To date, we have not had any significant deployments of these products, and in light of the current status of the Freedom Wireless litigation, our ability to sell new products is impaired. The failure or delay of any of these offerings to be accepted in the marketplace could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced fluctuations in our quarterly operating results and such fluctuations may continue and could intensify. Additionally, as discussed in the overview section of management’s discussion and analysis of financial condition and results of operations, we anticipate that our global expansion and expanded product suite may result in more revenues from licensed sales, which tend to be less predictable. Our quarterly operating results may vary significantly depending on a number of factors, including:

•	Developments in the Freedom Wireless matter, including the cost of royalties, license fees, additional damages and legal support;

•	The loss of additional customers or the inability to effectively sell our products and services to new customers;

•	The lack of acceptance or delayed acceptance of our newest solutions, including bcgi Access Management and Payment Manager;

•	Variations in usage and revenues generated by our wireless customers’ subscribers;

•	The number and significance of network outages in a particular quarter and the severity and timing of penalties that result from such outages;

•	Rates charged and paid by our customers;

•	Our wireless customers’ ability to generate additional subscribers using our solutions;

•	The extent of our wireless customers’ emphasis on promoting our solutions and the timing of related marketing initiatives, including our wireless operators’ allocation of marketing resources to support subscriber adoption of the services we offer;

•	Our wireless customers’ ability to minimize “churn” (the percentage of total subscribers that terminate service on our platforms);

•	The relatively long sales cycles for many of our products;

•	Seasonal trends, particularly in the second and third quarters when wireless operators are not usually marketing and selling prepaid services as aggressively as in the first and fourth quarters of the year; and

•	Consolidation within the wireless industry, which could lead to the loss of a major customer or the reduction in rates per minute paid by our customers.

We expect that our revenues and net income will decline in future quarters, as Verizon Wireless, Cingular and Alltel generate less revenue and due to customer concerns regarding our viability. Also, a significant portion of our expenses is fixed. Accordingly, our results of operations are particularly sensitive to fluctuations in revenues. If our revenues fall below our expectations, we would most likely not be able to reduce our fixed or other expenses in time to sufficiently respond to such a shortfall. Additionally, due to all of the foregoing factors, it is possible that in some future quarter our results of operations will fall below our expectations and/or the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected and could potentially result in the delisting of our stock.

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

A key part of our growth and diversification strategy has been to engage in acquisitions. We regularly review acquisition opportunities and have acquired companies in the recent past. There can be no assurance that we will be able to identify any appropriate acquisition candidates or that any identified acquisition opportunities will be available on terms and conditions acceptable to us. Additionally, we may be restricted from making acquisitions that would be attractive to us due to the uncertainty associated with the Freedom Wireless litigation. We also may not be able to successfully integrate past or future acquisitions. Acquisitions involve numerous risks, including, among other things:

•	Possible decreases in capital resources or dilution to existing shareholders;

•	Risk that the acquired company’s technology infringes on an existing patent;

•	Difficulties and expenses incurred in connection with the acquisitions and the subsequent assimilation of the operations and the services or products of the acquired company;

•	Difficulties of operating a new business;

•	Potential inherited liability for the past actions of the acquired company;

•	Risk that any acquired company’s internal controls may not be adequate;

•	Diversion of management’s attention from other business concerns;

•	Limited ability to predict future operating results of the acquired company; and

•	Potential loss of key employees and customers of the acquired company.

In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write-off the value of some or all of the assets, including but not limited to goodwill and other intangible assets of the acquired business. There can be no assurance that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

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

Item 6. Exhibits

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

Date: May 9, 2006

Boston Communications Group, Inc. (Registrant)

By:	/s/ Karen A. Walker
Karen A. Walker
Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)